Form 10-Q
period 1997-03-31
DCB FINANCIAL CORP
filed 1997-05-13
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-22387
                                                 -------

                               DCB Financial Corp.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                  31-1469837
---------------------------------      --------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
  incorporation or organization)

                 41 North Sandusky Street, Delaware, Ohio 43015
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (614) 363-1133
                         ------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 X   Yes       No
                               -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, no par value                           Outstanding at May 5, 1997:
                                                     4,273,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

--------------------------------------------------------------------------------



                                Table of Contents


                         Part I - Financial Information


ITEM 1 - FINANCIAL STATEMENTS                                             Page
                                                                          ----

Consolidated Balance Sheets.............................................    3

Consolidated Statements of Income.......................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity...............................................    5

Condensed Consolidated Statements of Cash Flows.........................    6

Notes to the Consolidated Financial Statements..........................    7


ITEM 2 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............   13




                           Part II - Other Information

Other Information.......................................................   17

Signatures   ...........................................................   18

                               DCB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                     March 31,    December 31,
(Dollars in thousands)                                                 1997           1996
                                                                       ----           ----
ASSETS
Cash and noninterest-bearing deposits with banks                     $  15,024      $ 14,109
Federal funds sold                                                       8,550        18,250
                                                                     ---------      --------
     Total cash and cash equivalents                                    23,574        32,359
Securities available for sale, at fair value (Note 2)                   50,307        47,174
Securities held to maturity (Estimated fair values of $33,260 in
  1997 and $32,171 in 1996) (Note 2)                                    33,212        31,871
Bankers acceptances                                                      4,956
Total loans (Note 3)                                                   212,244       203,592
Allowance for loan losses (Note 4)                                       1,921         1,923
                                                                     ---------      --------
     Net loans                                                         210,323       201,669
Premises and equipment, net                                              2,779         2,704
Accrued interest receivable and other assets                             3,546         3,340
                                                                     ---------      --------

         Total assets                                                $ 328,697      $319,117
                                                                     =========      ========

LIABILITIES
Deposits
     Noninterest-bearing                                             $  46,984      $ 43,789
     Interest-bearing                                                  239,854       235,302
                                                                     ---------      --------
         Total deposits                                                286,838       279,091
Short-term borrowings                                                    7,115         6,546
Accrued interest payable and other liabilities                           1,620           901
                                                                     ---------      --------
         Total liabilities                                             295,573       286,538

SHAREHOLDERS' EQUITY
Common stock                                                             3,779         1,424
Additional paid-in capital                                                             2,355
Retained earnings                                                       29,377        28,682
Unrealized gain (loss) on securities available for sale                    (32)          118
                                                                     ---------      --------
         Total shareholders' equity                                     33,124        32,579
                                                                     ---------      --------

         Total liabilities and shareholders' equity                  $ 328,697      $319,117
                                                                     =========      ========

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                    Three Months Ended
                                                         March 31,
                                                         ---------
(Dollars in thousands, except per share data)         1997        1996
                                                      ----        ----
INTEREST INCOME
     Loans, including fees                       $    4,725     $     4,356
     Securities
         Taxable                                      1,316             849
         Nontaxable                                      83              86
     Other                                              167             323
                                                 ----------     -----------
              Total interest income                   6,291           5,614
                                                 ----------     -----------

INTEREST EXPENSE
     Deposits                                         2,800           2,334
     Other                                               87              20
                                                 ----------     -----------
              Total interest expense                  2,887           2,354
                                                 ----------     -----------

NET INTEREST INCOME                                   3,404           3,260

Provision for loan losses                                96              16
                                                 ----------     -----------

NET INTEREST INCOME AFTER PROVISION                   3,308           3,244

OTHER INCOME
     Service charges on deposit accounts                279             275
     Data service fees                                   77              62
     Other operating income                             366             325
     Gain (loss) on sale of securities                    8              (1)
     Loan sale gains                                     47              32
                                                 ----------     -----------
              Total other income                        777             693

OTHER EXPENSE
     Salaries and employee benefits                   1,211           1,132
     Occupancy expense                                  197             152
     Equipment expense                                  182             148
     Loan, lease and credit card expense                110             121
     Stationary and supplies expense                     89              71
     Ohio franchise tax expense                         123             106
     Other operating expenses                           395             382
                                                 ----------     -----------
              Total other expenses                    2,307           2,112
                                                 ----------     -----------

INCOME BEFORE FEDERAL INCOME TAXES                    1,778           1,825

Provision for income taxes                              584             586
                                                 ----------     -----------

NET INCOME                                       $    1,194     $     1,239
                                                 ==========     ===========

EARNINGS PER COMMON SHARE (NOTE 1)               $     0.28     $      0.29
                                                 ==========     ===========

Weighted average shares outstanding (Note 1)      4,273,200       4,273,200
                                                 ==========     ===========

--------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                      Three Months Ended
                                                            March 31,
                                                            ---------
(Dollars in thousands, except per share data)          1997          1996
                                                     --------      --------

Balance at beginning of period                        $32,579       $28,694

Net income                                              1,194         1,239

Dividends declared ($.1167 per share in 1997 and
  $.1067 per share in 1996)                              (499)         (456)

Change in unrealized gain/loss on
  securities available for sale, net of tax              (150)         (122)
                                                     --------      --------

Balance at end of period                              $33,124       $29,355
                                                     ========      ========


--------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                       Three Months Ended
                                                            March 31,
                                                            ---------
(Dollars in thousands)                                  1997          1996
                                                        ----          ----

NET CASH FROM OPERATING ACTIVITIES                   $  1,518      $  1,107

INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                    (10,618)       (7,438)
         Maturities and repayments                      3,630         1,621
         Proceeds from sales                            3,557
     Securities held to maturity
         Purchases                                    (14,920)      (23,465)
         Maturities and repayments                     13,595        13,816
     Net change in bankers' acceptances                (4,956)       (2,468)
     Net change in loans                               (8,417)       (4,415)
     Premises and equipment expenditures                 (192)          (59)
     Proceeds from sale of other real estate              201
                                                     --------      --------
           Net cash from investing activities         (18,120)      (22,408)
                                                     --------      --------

FINANCING ACTIVITIES
     Net change in deposits                             7,747        14,788
     Net change in short-term borrowings                  569         1,395
     Repayment of long-term debt                                         (5)
     Cash dividends paid                                 (499)         (456)
                                                     --------      --------
           Net cash from financing activities           7,817        15,722
                                                     --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                (8,785)       (5,579)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       32,359        36,179
                                                     --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 23,574      $ 30,600
                                                     ========      ========


SUPPLEMENTAL DISCLOSURES
     Cash paid for income taxes                      $      0      $      0
     Cash paid for interest                             2,792         2,307


--------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of DCB Financial Corp. ("the Company or DCB") and its wholly owned subsidiary, The Delaware County Bank and Trust Company (the "Bank"), and the Bank's wholly-owned subsidiaries, DCB Corporation and 362 Corp. All material intercompany accounts and transactions have been eliminated in consolidation.

On February 26, 1997, shareholders of the Bank approved the formation of a holding company, DCB. The formation of DCB took place on March 14, 1997 through an exchange of three DCB common shares (no par value) for each share of the Bank. This internal reorganization was accounted for similar to a pooling of interests, whereby the historical carrying values of the Bank's assets and liabilities were carried forward to the consolidated financial statements.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the consolidated financial position of DCB at March 31, 1997, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for DCB for the year ended December 31, 1996 contains consolidated financial statements and related notes that should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the interim periods reported herein are not necessarily indicative of operations to be expected for the entire year.

ACCOUNTING PRONOUNCEMENTS: Effective January 1, 1997, Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides guidance as to the accounting and financial reporting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. While SFAS No. 125 supersedes SFAS No. 122, Accounting for Mortgage Servicing Rights, it only marginally modifies the accounting and disclosure requirements of SFAS No. 122, which was adopted in 1996. The adoption of SFAS No. 125 did not have a material impact on DCB's financial statements on January 1, 1997.

INCOME TAXES: The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

EARNINGS AND DIVIDENDS PER SHARE: Earnings per common share is based on the weighted average number of common shares outstanding during the periods presented. All per share data has been restated to reflect the shares issued in the internal reorganization discussed above. The weighted average number of shares outstanding was 4,273,200 for all periods presented.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                              7.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of the securities, as presented in the consolidated balance sheet are as follows:


                                                        March 31, 1997
                                          --------------------------------------------
                                                        Gross      Gross     Estimated
                                          Amortized  Unrealized  Unrealized    Fair
(Dollars in thousands)                       Cost       Gains      Losses      Value
                                             ----       -----      ------      -----
AVAILABLE FOR SALE
     Debt securities
         U.S. Treasury securities           $ 5,544     $  10      $ (11)     $ 5,543
         Obligations of U.S. government
           corporations and agencies         30,575        36        (99)      30,512
         Obligations of states and
           political subdivisions               203                  (12)         191
         Mortgage-backed securities          12,383        73        (24)      12,432
                                            -------     -----      -----      -------
     Total debt securities                   48,705       119       (146)      48,678
     Equity securities                        1,652         9        (32)       1,629
                                            -------     -----      -----      -------
         Total securities available
           for sale                         $50,357     $ 128      $(178)     $50,307
                                            =======     =====      =====      =======


HELD TO MATURITY
     Obligations of states and
       political subdivisions               $ 6,274     $ 165      $ (41)     $ 6,398
     Corporate obligations                    2,225        11         (6)       2,230
     Mortgage-backed securities              24,713        59       (140)      24,632
                                            -------     -----      -----      -------
         Total debt securities
           held to maturity                 $33,212     $ 235      $(187)     $33,260
                                            =======     =====      =====      =======


--------------------------------------------------------------------------------
                                   (Continued)
                                                                              8.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)


                                                        December 31, 1996
                                           --------------------------------------------
                                                          Gross      Gross    Estimated
                                           Amortized   Unrealized  Unrealized   Fair
(Dollars in thousands)                       Cost         Gains      Losses     Value
                                             ----         -----      ------     -----
AVAILABLE FOR SALE
     Debt securities
         U.S. Treasury securities           $ 5,483     $  35      $          $ 5,518
         Obligations of U.S. government
           corporations and agencies         28,238       139        (11)      28,366
         Obligations of states and
           political subdivisions               203                  (10)         193
         Mortgage-backed securities          11,421        69        (10)      11,480
                                            -------     -----      -----      -------
     Total debt securities                   45,345       243        (31)      45,557
     Equity securities                        1,652         9        (44)       1,617
                                            -------     -----      -----      -------
         Total securities available
           for sale                         $46,997     $ 252      $ (75)     $47,174
                                            =======     =====      =====      =======

HELD TO MATURITY
     Obligations of states and
       political subdivisions               $ 5,946     $ 191      $ (30)     $ 6,107
     Corporate obligations                    2,230        20         (5)       2,245
     Mortgage-backed securities              23,695       172        (48)      23,819
                                            -------     -----      -----      -------
         Total debt securities
           held to maturity                 $31,871     $ 383      $ (83)     $32,171
                                            =======     =====      =====      =======

Gross sales of securities during the first quarter 1997 were $3,557,000. Gross realized gains totaled $9,000 and gross realized losses totaled $1,000. No securities were sold during the first quarter in 1996. Losses on calls during the first quarter 1996 totaled $1,000.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                              9.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of investments in debt securities at March 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.


                                                                      Estimated
                                                         Amortized      Fair
(Dollars in thousands)                                      Cost        Value
                                                            ----        -----
AVAILABLE FOR SALE
     Debt securities
         Due in one year or less                           $ 1,600     $ 1,606
         Due in one to five years                           16,282      16,256
         Due in five to ten years                           17,406      17,380
         Due after ten years                                 1,034       1,004
         Mortgage-backed securities                         12,383      12,432
                                                           -------     -------

              Total debt securities available for sale     $48,705     $48,678
                                                           =======     =======


HELD TO MATURITY
         Due in one year or less                           $ 1,591     $ 1,596
         Due in one to five years                            4,256       4,267
         Due in five to ten years                            2,127       2,215
         Due after ten years                                   525         550
         Mortgage-backed securities                         24,713      24,632
                                                           -------     -------

              Total debt securities held to maturity       $33,212     $33,260
                                                           =======     =======

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             10.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:


                                                          March 31, 1997    December 31, 1996
                                                          --------------    -----------------
(Dollars in thousands)
Loans secured by real estate:
     Real estate construction                                $ 26,211         $ 23,489
     Residential                                               46,779           47,006
     Commercial and farmland                                   51,002           45,487
Commercial and industrial                                      36,774           36,836
Consumer and credit card                                       38,429           38,269
Lease financing, net                                            6,885            6,759
Home equity lines of credit                                     6,164            5,746
                                                             --------         --------

         Total loans                                         $212,244         $203,592
                                                             ========         ========


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the three months ended March 31, 1997 and 1996 is as follows:


                                              1997             1996
                                              ----             ----
(Dollars in thousands)
         Balance - January 1                $ 1,923           $ 1,940
         Loans charged off                     (127)             (100)
         Recoveries                              29                22
         Provision for loan losses               96                16
                                            -------           -------

         Balance - March 31                 $ 1,921           $ 1,878
                                            =======           =======


Information regarding impaired loans at March 31, 1997 and December 31, 1996 is as follows:


                                                      March 31,   December 31,
(Dollars in thousands)                                  1997         1996
                                                        ----         ----

Balance of impaired loans                               $140         $ 41

Less portion for which no allowance for loan
  losses is allocated                                      0            0
                                                        ----          ---

Portion of impaired loan balance for which
  an allowance for credit losses is allocated           $140          $41
                                                        ====          ===

Portion of allowance for loan losses allocated
  to the impaired loan balance                          $127          $14
                                                        ====          ===

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             11.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued)

Information regarding impaired loans is as follows for the quarter ended March 31, 1997 and 1996:


(Dollars in thousands)                                            1997         1996

                                                                  ----         ----

          Average investment in impaired loans                     $73          $475

          Interest income recognized on impaired loans
            including interest income recognized on cash
            basis                                                    9          None

          Interest income recognized on impaired loans on
            cash basis                                             None         None


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK

The Bank grants residential, consumer, and commercial loans to customers located primarily in Delaware, Union and surrounding counties in Ohio. Most loans are secured by specific items of collateral including business assets, consumer assets and residences.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments are not included in the consolidated financial statements. At March 31, 1997 and December 31, 1996, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $49,896,000 and $47,067,000, respectively. Of these commitments, fixed rate commitments totaled $2,183,000 and $3,163,000 at March 31, 1997 and December 31, 1997, respectively. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and lines and letters of credit is represented by the contractual amount of those instruments. DCB follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. In management's opinion, these commitments represent normal banking transactions and no material losses are expected to result therefrom. Collateral obtained upon exercise of the commitments is determined using management's credit evaluations of the borrower and may include real estate and/or business or consumer assets.


--------------------------------------------------------------------------------
                                                                             12.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of DCB Financial Corp. (the Company) at March 31, 1997, compared to December 31, 1996, and the consolidated results of operations for the quarterly period ending March 31, 1997 compared to the same period in 1996. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented. The Company cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Company involves risks and uncertainties and are subject to change based on various important factors. Actual results could differ materially from those expressed or implied. Additionally, the Company claims no notification responsibilities should their opinions change from those expressed herein.


FINANCIAL CONDITION

Total assets increased to $328,697 at March 31, 1997 compared to $319,117 at December 31, 1996, an increase of 3%. The growth is the result of strong market demand in both loans and deposits.

Cash and cash equivalents decreased $8,785, from $32,359 to $23,574 during the first quarter 1997. Cash was invested into higher earning loans and securities. Cash and equivalents at March 31, 1997 represented 7% of total assets. The Company has the ability to borrow up to approximately $21,000 from the Federal Home Loan Bank and has various fed fund lines, should it need to supplement its liquidity needs due to loan demand or investment opportunities.

Total investment securities increased $4,474 from $79,045 to $83,519. Proceeds from maturities, sales and repayments were used to purchase new securities. Two securities were called by issuer with minimal loss. The Company purchases primarily U.S. Treasury Notes, U.S. Agency bonds, municipal bonds and mortgage-backed securities.

The Company purchased a bankers' acceptance during the first quarter of 1997 to match a large public deposit of like amount and term.


--------------------------------------------------------------------------------
                                   (Continued)
                                                                             13.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

Loan growth continued to be strong as total loans increased 4.2%, or $8,652 from $203,592 to $212,244. Growth was seen in nearly all categories; however, the largest increases were seen in real estate loans. Construction loans, both residential and commercial, increased $2,722 or 11.6%, from December 31, 1996 to March 31, 1997. Strong population growth in the Company's market along with good weather conditions contributed to the increase.

The commercial and agricultural real estate portfolio grew $5,515 from $45,487 to $51,002, or 12.1%. Again, the Company has been able to take advantage of a strong local economy and the large number of businesses moving into the market. Lending is not concentrated into any one industry.

The gross loan to deposit ratio increased from 73% at December 31, 1996 to 74% at March 31, 1997 as loans grew at a slightly higher rate than deposits.

The allowance for loan losses remained relatively unchanged. As a percent of loans, the reserve decreased from .94% of gross loans to .91%. Loans past due 90 days, plus loans on nonaccrual status were $990, or .49% of gross loans at December 31, 1996 compared to $658, or .31% at March 31, 1997. These nonperforming loans have been considered in management's analysis of the allowance for loan losses. The allowance was 292% of nonperforming loans at March 31, 1997 compared to 194% at December 31, 1996.

Total deposits increased 2.8%, or $7,747 from $279,091 at December 31, 1996 to $286,838 at March 31, 1997. This increase was made up of an increase of $3,195 (7.3%) in noninterest-bearing deposits and an increase of $4,552 (1.9%) in interest-bearing deposits. Management believes this deposit growth is fairly permanent as it is comprised almost equally of public and private funds.

Short-term borrowings consist primarily of a $5,000 advance from the Federal Home Loan Bank. The Company borrowed the funds in the fall of 1996 to fund delayed construction loan advances, due to a wet spring and summer in 1996. Construction loan repayments were reinvested in other loans and management elected to renew the advance. Repayment or renewal terms will be evaluated at next maturity.

Total shareholders' equity increased $545 due primarily to earnings retained, offset by increased dividends paid during the quarter of $499 and an after-tax market value decrease in the available-for-sale securities portfolio of $150. Beginning in May 1997, the Company plans to make quarterly dividend payments.

The components of shareholders' equity changed during the quarter with the formation of the holding company. Shareholders of The Delaware County Bank & Trust Company (the "Bank") received three shares of Company stock, no par value, for each share of Bank stock owned, which carried a $1 par value. This exchange resulted in the reclassification of

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             14.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


additional paid-in capital to common stock. The holding company was formed to allow management to pursue other forms of financial services or acquisitions of full service banking operations or branches of other organizations.

The Company and its subsidiary meet all regulatory capital requirements. Its ratio of total capital to risk-weighted assets was 15.5% at March 31, 1997, while its Tier 1 risk-based capital ratio was 14.7%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least half of which must be Tier 1 capital. The Company's leverage ratio of 10.1% at March 31, 1997 exceeded the regulatory minimum of 3% to 5%.


RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1997 was $1,194, a $45 decrease from the same period in 1996. Earnings per share, adjusted to reflect the three-for-one stock split, was $0.28 per share for the period ending March 31, 1997 compared to $0.29 per share for the three months ending March 31, 1996.

Total interest income increased $677 to $6,291 for the first quarter 1997 compared to $5,614 for the first quarter 1996, a 12.1% increase. Increases were seen in both interest on loans and investments. The increase in loan interest income is due to volume, as competitive pressures have kept yields from increasing. The increase in the investment portfolio is due to both rate and volume increases.

Net interest income increased to $3,404 through March 31, 1997 compared to $3,260 through March 31, 1996, an increase of $144 or 4.4%. Interest expense on deposits increased $466, or nearly 20%, over the same period in 1996. The increased expense is due to both deposit growth and an increase in rates. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income earning assets with adequate yields. Other interest expense also increased from $20 to $87, due to increased short-term borrowings.

The provision for loan losses increased to $96 for the first three months of 1997 from $16 for the first three months of 1996. The increased provision was needed to maintain adequate reserves due to loan growth, as indicators of loan portfolio quality remain relatively stable.

Total other income increased $84, or 12.1%, in the first quarter 1997 over the first quarter 1996. The increase is due to increased fee income from the Company's data service center, increased gains on loan sales (both service-released and service-retained), and increased cash management fee income.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             15.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

Other expenses increased $195, or 9.2%, in the first quarter 1997 compared to the first quarter 1996. Increases were primarily experienced in human resource expenses, occupancy expense and equipment expense, where increases totaled $158. These were planned increases relating to facilities and branch improvements and additions. During the first quarter 1997, the Company moved most of its operations to a new leased facility. Other departmental moves to the new facility are planned as space becomes available. Once this additional space is fully occupied by the Company, annual lease expense will be approximately $80. Management believes the expansion of the Company's operations facilities was necessary to support growth. The Company is also planning the opening of two new branches, which will also be leased facilities. The first branch is scheduled to open in June 1997 and the second is planned for the last quarter of 1997. The two new branches are strategically located in areas of Delaware County currently experiencing strong population growth rates. With its broad line of products and services, the Company can meet the needs of the market, obtain the business needed to sustain the new branches and contribute to overall profitability. Total annual lease expense related to the new branches is anticipated to be approximately $170.

The provision for income taxes remained stable at $584 for the three months ended March 31, 1997, compared to $586 for the same period in 1996. Effective tax rates were 32.8% and 32.1% for 1997 and 1996, respectively.


FUTURE ACCOUNTING CHANGES

In March 1997, the accounting requirements for calculating earnings per share were revised. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect potential dilution from common stock equivalents, such as stock options. Since the Company currently has no common stock equivalents, the new calculation method will not impact its earnings per share.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             16.

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                          Quarter ended March 31, 1997
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

Item 1 -       Legal Proceedings:
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities:
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               There are no matters required to be reported under this item.

Item 4 -       Submission of Matters to a Vote of Security Holders:
               A special meeting of the shareholders of The Delaware County Bank and Trust Company (the "Bank") was held on February 26, 1997 to vote upon the formation of a holding company, DCB Financial Corp. (the "Company"), with shareholders of the Bank receiving three shares of Company stock for each share of Bank stock held by them. Votes were as follows: For - 1,160,555; Against - 9,761; Abstentions - 644.

Item 5 -       Other Information:
               There are no matters required to be reported under this item.

Item 6 -       Exhibits and Reports on Form 8-K:
               (a) Exhibit 10, Material Contracts, is contained in Form 8-B previously filed with the SEC on April 15, 1997.

                     Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to Consolidated Statements of Income on page 4, hereof.)

                     Exhibit 27, Financial Data Schedule

               (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DCB FINANCIAL CORP.
                                         (Registrant)




Date:                                    /s/ Larry D. Coburn
      -------------------------          --------------------------------
                                         (Signature)
                                         Larry D. Coburn
                                         President and Chief Executive Officer




Date:                                    /s/ Marcy H. Niendam
      -------------------------          --------------------------------
                                         (Signature)
                                         Marcy H. Niendam
                                         V.P./Controller

--------------------------------------------------------------------------------

                            DCB FINANCIAL CORPORATION

                                Index to Exhibits

--------------------------------------------------------------------------------


Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to Consolidated Statements of Income on page 4, hereof.)

Exhibit 27, Financial Data Schedule