Form 10-Q
period 1997-06-30
DCB FINANCIAL CORP
filed 1997-08-13
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         Commission file number:                  0-22387
                                                  -------

                               DCB Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                      31-1469837
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                 41 North Sandusky Street, Delaware, Ohio 43015
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (614) 363-1133
                         -------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       X         Yes                  No
                    -------                --------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, no par value                       Outstanding at July 31, 1997:
                                                 4,273,200 common shares

                               DCB FINANCIAL CORP.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997

--------------------------------------------------------------------------------



                                Table of Contents



PART I - FINANCIAL INFORMATION (UNAUDITED)


Item 1 - Financial Statements                                                                                 Page
                                                                                                              ----

Consolidated Balance Sheets.................................................................................    3

Consolidated Statements of Income...........................................................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity...................................................................................    5

Condensed Consolidated Statements of Cash Flows.............................................................    6

Notes to the Consolidated Financial Statements..............................................................    7


Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................................................   13

Item 3 - Quantitative and Qualitative Disclosure About Market Risk..........................................   16


PART II - OTHER INFORMATION.................................................................................   17

SIGNATURES..................................................................................................   19

                               DCB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

                                                                                         June 30,      December 31,
                                                                                           1997            1996
                                                                                           ----            ----
ASSETS
Cash and noninterest-bearing deposits with banks                                      $     17,135     $     14,109
Federal funds sold                                                                           5,150           18,250
                                                                                      ------------     ------------
     Total cash and cash equivalents                                                        22,285           32,359
Securities available for sale, at fair value                                                52,448           47,174
Securities held to maturity (Estimated fair values of $31,752 in
  1997 and $32,171 in 1996)                                                                 31,483           31,871
Bankers acceptances                                                                          1,982
Commercial paper                                                                            11,868
Total loans                                                                                215,215          203,592
Allowance for loan losses                                                                    1,962            1,923
                                                                                      ------------     ------------
     Net loans                                                                             213,253          201,669
Premises and equipment, net                                                                  3,389            2,704
Accrued interest receivable and other assets                                                 3,639            3,340
                                                                                      ------------     ------------

         Total assets                                                                 $    340,347     $    319,117
                                                                                      ============     ============


LIABILITIES
Deposits
     Noninterest-bearing                                                              $     48,999     $     43,789
     Interest-bearing                                                                      249,065          235,302
                                                                                      ------------     ------------
         Total deposits                                                                    298,064          279,091
Short-term borrowings                                                                        7,000            6,546
Accrued interest payable and other liabilities                                               1,078              901
                                                                                      ------------     ------------
         Total liabilities                                                                 306,142          286,538

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                                                    3,779            1,424
Additional paid-in capital                                                                                    2,355
Retained earnings                                                                           30,343           28,682
Unrealized gain on securities available for sale                                                83              118
                                                                                      ------------     ------------
         Total shareholders' equity                                                         34,205           32,579
                                                                                      ------------     ------------

         Total liabilities and shareholders' equity                                   $    340,347     $    319,117
                                                                                      ============     ============


--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands except per share data)

--------------------------------------------------------------------------------

                                           Three Months Ended     Six Months Ended
                                                June 30,               June 30,
                                                --------               --------
                                            1997       1996        1997       1996
                                            ----       ----        ----       ----
INTEREST INCOME
    Loans, including fees                 $  4,872   $  4,358    $  9,597   $  8,714
    Securities
       Taxable                               1,267      1,086       2,583      1,935
       Nontaxable                               88         93         171        179
    Commercial paper                            81                     81
    Other                                       99        165         266        488
                                          --------   --------    --------   --------
          Total interest income              6,407      5,702      12,698     11,316

INTEREST EXPENSE
    Deposits                                 2,868      2,365       5,668      4,699
    Other                                       88         18         175         38
                                          --------   --------    --------   --------
          Total interest expense             2,956      2,383       5,843      4,737
                                          --------   --------    --------   --------

NET INTEREST INCOME                          3,451      3,319       6,855      6,579

Provision for loan losses                       96        180         192        196
                                          --------   --------    --------   --------

NET INTEREST INCOME AFTER PROVISION          3,355      3,139       6,663      6,383

OTHER INCOME
    Service charges on deposit accounts        279        302         558        577
    Data service fees                           65         48         142        110
    Other operating income                     390        313         756        638
    Gain (loss) on sale of securities            1         (1)          9         (2)
    Gain on sale of loans                       45         36          92         68
                                          --------   --------    --------   --------
          Total other income                   780        698       1,557      1,391

OTHER EXPENSE
    Salaries and employee benefits           1,236      1,078       2,447      2,210
    Occupancy expense                          185        163         382        315
    Equipment expense                          201        147         383        295
    Loan, lease and credit card expense         61         38         171        159
    Stationary and supplies expense             80         60         169        131
    Ohio franchise tax expense                 134        105         257        211
    Other operating expenses                   507        509         902        891
                                          --------   --------    --------   --------
          Total other expenses               2,404      2,100       4,711      4,212
                                          --------   --------    --------   --------

INCOME BEFORE FEDERAL INCOME TAXES           1,731      1,737       3,509      3,562

Provision for income taxes                     552        554       1,136      1,140
                                          --------   --------    --------   --------

NET INCOME                                $  1,179   $  1,183    $  2,373   $  2,422
                                          ========   ========    ========   ========

EARNINGS PER COMMON SHARE                 $   0.28   $   0.28    $   0.56   $   0.57
                                          ========   ========    ========   ========

--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


                                                Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                                      --------                --------
                                                  1997        1996        1997        1996
                                                  ----        ----        ----        ----
Balance at beginning of period                  $ 33,124    $ 29,355    $ 32,579    $ 28,694

Net income                                         1,179       1,183       2,373       2,422

Dividends declared ($.05 and $.1667 per
  share in 1997 and $.1067 per share in 1996)       (214)                   (712)       (456)

Change in unrealized gain/loss on
  securities available for sale, net of tax          116        (191)        (35)       (313)
                                                --------    --------    --------    --------

Balance at end of period                        $ 34,205    $ 30,347    $ 34,205    $ 30,347
                                                ========    ========    ========    ========

--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                      Six Months Ended
                                                          June 30,
                                                          --------
                                                      1997        1996
                                                      ----        ----
NET CASH FROM OPERATING ACTIVITIES                 $  2,586    $  3,000

INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                  (16,776)    (17,565)
         Maturities and repayments                    5,671       6,122
         Proceeds from sales                          5,666       2,509
     Securities held to maturity
         Purchases                                  (16,073)    (36,889)
         Maturities and repayments                   16,422      31,454
     Net change in bankers' acceptances              (1,982)     (8,944)
     Net change in commercial paper                 (11,868)
     Net change in loans                            (11,705)    (15,007)
     Premises and equipment expenditures               (931)       (189)
     Proceeds from sale of other real estate            201
                                                   --------    --------
           Net cash from investing activities       (31,375)    (38,509)
                                                   --------    --------

FINANCING ACTIVITIES
     Net change in deposits                          18,973      22,165
     Net change in short-term borrowings                454       1,492
     Repayment of long-term debt                                    (11)
     Cash dividends paid                               (712)       (456)
                                                   --------    --------
           Net cash from financing activities        18,715      23,190
                                                   --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS             (10,074)    (12,319)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     32,359      36,179
                                                   --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 22,285    $ 23,860
                                                   ========    ========


SUPPLEMENTAL DISCLOSURES
     Cash paid for income taxes                    $  1,165    $  1,110
     Cash paid for interest                           5,653       4,739

--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the consolidated financial position of DCB at June 30, 1997, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for DCB for the year ended December 31, 1996 contains consolidated financial statements and related notes that should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the interim periods reported herein are not necessarily indicative of operations to be expected for the entire year.

ACCOUNTING PRONOUNCEMENTS: Effective January 1, 1997, Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides guidance as to the accounting and financial reporting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. While SFAS No. 125 supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights," it only marginally modifies the accounting and disclosure requirements of SFAS No. 122, which was adopted in 1996. The adoption of SFAS No. 125 did not have a material impact on DCB's financial statements on January 1, 1997 or subsequent periods.

INCOME TAXES: The provision for income taxes is based upon the effective income tax rate expected to be applicable for the entire year.

EARNINGS AND DIVIDENDS PER SHARE: Earnings per common share is based on the weighted average number of common shares outstanding during the periods presented. All prior per share data has been restated to reflect the shares issued in the internal reorganization discussed above. The weighted average number of shares outstanding was 4,273,200 for all periods presented.

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of the securities presented in the consolidated balance sheet are as follows:

                                                                          June 30, 1997
                                                   -------------------------------------------------------
                                                                     Gross          Gross        Estimated
                                                    Amortized     Unrealized     Unrealized        Fair
                                                      Cost           Gains         Losses          Value
                                                      ----           -----         ------          -----
     AVAILABLE FOR SALE
         Debt securities
              U.S. Treasury securities             $     5,544    $        9     $      (1)    $     5,552
              Obligations of U.S. government
                corporations and agencies               31,824            78           (36)         31,866
              Obligations of states and
                political subdivisions                     203                          (6)            197
              Mortgage-backed securities                12,969           106           (13)         13,062
                                                   -----------    ----------     ---------     -----------
         Total debt securities                          50,540           193           (56)         50,677
         Equity securities                               1,783             9           (21)          1,771
                                                   -----------    ----------     ---------     -----------
              Total securities available
                for sale                           $    52,323    $      202     $     (77)    $    52,448
                                                   ===========    ==========     =========     ===========


     HELD TO MATURITY
         Obligations of states and
           political subdivisions                  $     6,360    $      191     $     (25)    $     6,526
         Corporate obligations                           1,870            11            (4)          1,877
         Mortgage-backed securities                     23,253           132           (36)         23,349
                                                   -----------    ----------     ---------     -----------
              Total debt securities
                held to maturity                   $    31,483    $      334     $     (65)    $    31,752
                                                   ===========    ==========     =========     ===========




--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                                        December 31, 1996
                                                   -------------------------------------------------------
                                                                     Gross          Gross        Estimated
                                                    Amortized     Unrealized     Unrealized        Fair
                                                      Cost           Gains         Losses          Value
                                                      ----           -----         ------          -----
     AVAILABLE FOR SALE
         Debt securities
              U.S. Treasury securities             $     5,483    $       35     $             $     5,518
              Obligations of U.S. government
                corporations and agencies               28,238           139           (11)         28,366
              Obligations of states and
                political subdivisions                     203                         (10)            193
              Mortgage-backed securities                11,421            69           (10)         11,480
                                                   -----------    ----------     ---------     -----------
         Total debt securities                          45,345           243           (31)         45,557
         Equity securities                               1,652             9           (44)          1,617
                                                   -----------    ----------     ---------     -----------
              Total securities available
                for sale                           $    46,997    $      252     $     (75)    $    47,174
                                                   ===========    ==========     =========     ===========

     HELD TO MATURITY
         Obligations of states and
           political subdivisions                  $     5,946    $      191     $     (30)    $     6,107
         Corporate obligations                           2,230            20            (5)          2,245
         Mortgage-backed securities                     23,695           172           (48)         23,819
                                                   -----------    ----------     ---------     -----------
              Total debt securities
                held to maturity                   $    31,871    $      383     $     (83)    $    32,171
                                                   ===========    ==========     =========     ===========

Gross sales of securities during the first half of 1997 were $5,666. Gross realized gains totaled $13 and gross realized losses totaled $3. Losses on called securities totaled $1.

Gross sales of securities during the first half of 1996 were $2,509. Gross realized gains totaled $1 and gross realized losses totaled $1. Losses on called securities totaled $3.



--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of investments in debt securities at June 30, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.

                                                                                                Estimated
                                                                                 Amortized        Fair
                                                                                   Cost           Value
                                                                                   ----           -----
     AVAILABLE FOR SALE
         Debt securities
              Due in one year or less                                           $    2,233     $     2,241
              Due in one to five years                                              16,713          16,732
              Due in five to ten years                                              17,595          17,628
              Due after ten years                                                    1,030           1,014
              Mortgage-backed securities                                            12,969          13,062
                                                                                ----------     -----------

                  Total debt securities available for sale                      $   50,540     $    50,677
                                                                                ==========     ===========

     HELD TO MATURITY
              Due in one year or less                                           $    1,748     $     1,755
              Due in one to five years                                               3,977           3,998
              Due in five to ten years                                               1,980           2,090
              Due after ten years                                                      525             560
              Mortgage-backed securities                                            23,253          23,349
                                                                                ----------     -----------

                  Total debt securities held to maturity                        $   31,483     $    31,752
                                                                                ==========     ===========




--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:

                                                                                June 30,      December 31,
                                                                                  1997            1996
                                                                                  ----            ----
         Loans secured by real estate:
              Real estate construction                                       $     27,205     $     23,489
              Residential                                                          47,599           47,006
              Commercial and farmland                                              50,831           45,487
         Commercial and industrial                                                 36,252           36,836
         Consumer and credit card                                                  39,382           38,269
         Lease financing, net                                                       7,708            6,759
         Home equity lines of credit                                                6,238            5,746
                                                                             ------------     ------------

                  Total loans                                                $    215,215     $    203,592
                                                                             ============     ============


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the six months ended June 30, 1997 and 1996 is as follows:

                                                                                     1997          1996
                                                                                     ----          ----
         Balance - January 1                                                      $    1,923    $    1,940
         Loans charged off                                                              (238)         (197)
         Recoveries                                                                       85            64
         Provision for loan losses                                                       192           196
                                                                                  ----------    ----------

         Balance - June 30                                                        $    1,962    $    2,003
                                                                                  ==========    ==========

Information regarding impaired loans at June 30, 1997 and December 31, 1996 is as follows:

                                                                                 June 30,     December 31,
                                                                                   1997           1996
                                                                                   ----           ----
         Balance of impaired loans                                              $      220     $        41

         Less portion for which no allowance for loan
           losses is allocated                                                           0               0
                                                                                ----------     -----------

         Portion of impaired loan balance for which
           an allowance for credit losses is allocated                          $      220     $        41
                                                                                ==========     ===========

         Portion of allowance for loan losses allocated
           to the impaired loan balance                                         $      205     $        14
                                                                                ==========     ===========


--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued)

Information regarding impaired loans is as follows for the six months ended June 30, 1997 and 1996:

                                                                                     1997          1996
                                                                                     ----          ----
         Average investment in impaired loans                                     $      145    $      323

         Interest income recognized on impaired loans
           including interest income recognized on cash
           basis                                                                           0            45

         Interest income recognized on impaired loans on
           cash basis                                                                      0            45


NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
WITH OFF-BALANCE SHEET RISK

The Bank grants residential, consumer, and commercial loans to customers located primarily in Delaware, Union and surrounding counties in Ohio. Most loans are secured by specific items of collateral including business assets, consumer assets and residences.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments are not included in the consolidated financial statements. At June 30, 1997 and December 31, 1996, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $52,814 and $47,067, respectively. Of these commitments, fixed rate commitments totaled $3,000 and $3,163 at June 30, 1997 and December 31, 1996, respectively. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and lines and letters of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. In management's opinion, these commitments represent normal banking transactions and no material losses are expected to result therefrom. Collateral obtained upon exercise of the commitments is determined using management's credit evaluations of the borrower and may include real estate and/or business or consumer assets.



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

--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
            and Results of Operations
            -------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of the Company at June 30, 1997, compared to December 31, 1996, and the consolidated results of operations for the three- and six-month periods ended June 30, 1997 compared to the same periods in 1996. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

The registrant is not aware of any trend, events or uncertainties that will have or are reasonably likely to have a material affect on the liquidity, capital resources or operations except as discussed herein. Also, the registrant is not aware of any current recommendations by regulatory authorities which would have such affect if implemented. The Company cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Company involves risks and uncertainties and are subject to change based on various important factors. Actual results could differ materially from those expressed or implied. Additionally, the Company claims no notification responsibilities should their opinions change from those expressed herein.


FINANCIAL CONDITION

Total assets increased to $340,347 at June 30, 1997 compared to $319,117 at December 31, 1996, an increase of 6.7%. The growth is the result of strong market demand in both loans and deposits.

Cash and cash equivalents decreased $10,074 from $32,359 to $22,285 during the first six months of 1997. Cash was invested in income-earning loans and securities. Cash and equivalents at June 30, 1997 represented 6.5% of total assets. The Company has the ability to borrow up to approximately $21,000 from the Federal Home Loan Bank and has various Fed Fund lines should the Company need to supplement its liquidity needs due to loan demand or investment opportunities.

Total securities increased $4,886 from $79,045 to $83,931. Proceeds from maturities, sales and repayments were used to purchase new securities. Three securities were called by the issuer with minimal loss. The Company purchased primarily U.S. Treasury Notes, U.S. Agency bonds, municipal bonds and mortgage-backed securities.


--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


The Company purchased bankers' acceptances and commercial paper during the first two quarters of 1997 to match fund large public deposits of like amount and term.

Loan growth continued to be strong as total loans increased 5.7%, or $11,623, from $203,592 to $215,215. Growth was seen in nearly all categories; however, the largest increases were seen in real estate related loans. Construction loans, both residential and commercial, increased $3,716, or 15.8%, from December 31, 1996 to June 30, 1997. Strong population growth in the Company's market along with good weather conditions contributed to the increase.

The commercial and agricultural real estate portfolio grew $5,344 from $45,487 to $50,831, or 11.7%. Again, the Company has been able to take advantage of a strong local economy and the large number of businesses moving into the market. The Company has no concentration of lending to any one industry.

The gross loan to deposit ratio remained stable at 72.2% at June 30, 1997 compared to 72.9% at December 31, 1996.

The allowance for loan losses remained relatively unchanged. As a percent of loans, the reserve decreased from .94% of gross loans to .91%. Loans past due 90 days, plus loans on nonaccrual status were $990, or .49% of gross loans at December 31, 1996 compared to $1,180, or .55%, at June 30, 1997. These nonperforming loans have been considered in management's analysis of the allowance for loan losses. The allowance was 166% of nonperforming loans at June 30, 1997 compared to 184% at December 31, 1996. Almost the entire increase in nonperforming loans is secured by real estate.

Total deposits increased 6.8% or $18,973 from $279,091 at December 31, 1996 to $298,064 at June 30, 1997. This increase was made up of an increase of $5,210, or 11.9%, in noninterest-bearing deposits, and an increase of $13,763, or 5.8%, in interest-bearing deposits. Management believes this deposit growth is fairly permanent as it is comprised almost equally of public and private funds.

Short-term borrowings consist primarily of a $5,000 short-term advance from the Federal Home Loan Bank. The Company borrowed the funds in the fall of 1996 to fund delayed construction loan advances due to a wet spring and summer in 1996. Construction loan repayments were reinvested in loans and management elected to renew the borrowing. Repayment or renewal terms will be evaluated at next maturity.

Total shareholders' equity increased $1,626 primarily due to earnings retained. The increase is net of dividends paid during the first six months of $712 and a market value decrease in the available-for-sale securities portfolio of $35. The dividends consist of payments made in January and May 1997. Beginning with the May 1997 dividend, the Company's intends to make quarterly dividend payments.


--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


The components of shareholders' equity changed during the first quarter of 1997 with the formation of the holding company. Shareholders of the Bank received three shares of Company stock, no par value, for each share of Bank stock owned, which carried a $1 par value. This exchange resulted in the reclassification of additional paid in capital to common stock. The holding company was formed to allow management to pursue other forms of financial services or acquisitions of full service banking operations or branches of other organizations.

The Company and its subsidiary meet all regulatory requirements. Its ratio of total capital to risk-weighted assets was 15.0% at June 30, 1997, while its Tier 1 risk-based capital ratio was 14.2%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least half of which must be Tier 1 capital. The Company's leverage ratio of 10.4% at June 30, 1997 exceeded the regulatory minimum of 3% to 5%.


RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1997 was $2,373, a $49 decrease from the same period in 1996. Earnings per share, adjusted to reflect the three-for-one stock exchange related to the holding company formation, was $0.56 per share for the period ending June 30, 1997 compared to $0.57 per share for the six months ending June 30, 1996. Net income for the quarter ended June 30, 1997 was $1,179, or $0.28 per share, compared to $1,183, also $0.28 per share, for the same quarter in 1996.

Total interest income increased $1,382 to $12,698 for the first six months of 1997 compared to $11,316 for the first six months of 1996, a 12.2% increase. For the quarter ended June 30, 1997, the increase over the same quarter in 1996 was similar, 12.4%, increasing from $5,702 to $6,407. Increases were seen in both interest on loans and investments. The increase in loan interest income is due to volume, as competitive pressures have kept yields from increasing. Also, during the first six months of 1996, the Company recovered approximately $400 in interest on nonaccrual loans, most of which represented income from years previous to 1996. The increase in investment portfolio income is due to both rate and volume increases.

Net interest income increased to $6,855 through June 30, 1997 compared to $6,579 through June 30, 1996, an increase of $276, or 4.2%. For the quarter ended June 30, 1997, net interest income increased 4.0% over the same quarter in 1996, or $132. Through June 30, 1997, interest expense on deposits increased $969, or 20.6%, over the same period in 1996. The increased expense is due to both deposit growth and an increase in rates. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields. Other interest expense also increased, from $38 to $175, due to increased short-term borrowings. For the quarter ended June 30, 1997, total interest expense increased $573, or 24.0% over the same quarter in 1996.


--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


The provision for loan losses remained stable through the first six months of 1997, at $192 compared to $196 for the first six months of 1996. When comparing the quarter ended June 30, 1997 to June 30, 1996, the provision was $84 less in 1997 due to indicators of loan portfolio quality remaining relatively stable.

Total other income increased $166, or 11.9%, year-to-date June 30, 1997 over year-to-date June 30, 1996. For the quarter, other income increased $82 over the same period in 1996, or 11.7%. The increase is due to increased fee income from the Company's data service center, increased gains on loan sales (both servicing-released and servicing-retained) and increased cash management fee income.

Other expenses increased $499, or 11.8%, through June 30, 1997 compared to June 30, 1996, going from $4,212 to $4,711. The majority of the increase took place in the quarter ended June 30, 1997, which increased $304, or 14.5%, over the same period in 1996. Increases were primarily experienced in human resource expenses, occupancy expense and equipment expense, where combined increases totaled $392 for the first six months. These were planned increases relating to facilities and branch improvements and additions. During the first quarter 1997, the Company moved most of its operations to a new leased facility. Other departmental moves to the new facility are planned as space becomes available. Once fully occupied by the Company, annual lease expense will be approximately $80. Management believes the expansion of the Company's operations facilities was necessary to support growth. During the second quarter of 1997, the Company opened a new branch, which is a leased facility. Annual lease expense for that leased facility is $72. A second new branch is planned for the last quarter of 1997, which will also be a leased facility with a similar lease expense. Both are 20 year fixed rate leases. The two new branches are strategically located in areas of Delaware County which are experiencing strong population growth rates. With its broad line of products and services, the Company can meet the needs of the market and obtain the business needed to sustain the new branches and contribute to overall profitability.

The provision for income taxes was $552 for the second quarter of 1997 for an effective tax rate of 31.9%, and $1,136 through June 30, 1997 for an effective tax rate of 32.4% These rates are approximately the same as the 31.9% and 32.0% effective tax rates for the same periods in 1996.


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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

Not yet required.


--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                           Quarter ended June 30, 1997
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

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

Item 4 -       Submission of Matters to a Vote of Security Holders:

               An annual shareholders meeting of DCB Financial Corp was held on May 21, 1997. The only action taken requiring shareholder vote was the election of directors.

               Shares voted                                   3,069,499
               Broker non-voted                                 198,431
               Non-voted                                      1,005,270
                                                       ----------------
                                                              4,273,200

               Following is a breakdown of shares voted for each nominee:

                                                                        For                        Withheld
                                                                        ---                        --------

               Larry D. Coburn                                         3,069,499                         0
               F. Frances Hutchinson                                   3,064,909                     4,590
               William R. Oberfield                                    3,063,475                     6,024
               G. William Parker                                       3,068,977                       522
               Gary M. Skinner                                         3,052,825                    16,674
               C. William Bonner                                       3,046,837                    22,662
               Merrill L. Kaufman                                      3,042,475                    27,024
               Terry M. Kramer                                         3,058,549                    10,950
               Thomas T. Porter                                        3,063,949                     5,550
               Edward Powers                                           3,067,555                     1,944
               Jerome J. Harmeyer                                      3,069,499                         0
               Rodney B. Hurl                                          3,056,752                    12,747
               G. Edwin Johnson                                        3,056,407                    13,092


--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                           Quarter ended June 30, 1997
                     PART II - OTHER INFORMATION (CONTINUED)

--------------------------------------------------------------------------------

Item 5 -     Other Information:
             There are no matters required to be reported under this item.

Item 6 -     Exhibits and Reports on Form 8-K:
             (a)   Exhibit 10, Material Contracts.

                   Exhibit 11, Statement re:  computation of per share earnings.

                   Exhibit 27, Financial Data Schedule.

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


                                          DCB FINANCIAL CORP.
                                          -------------------------------------
                                          (Registrant)




Date:                                     /s/ Larry D. Coburn
     ------------------------------       -------------------------------------
                                          (Signature)
                                          Larry D. Coburn
                                          President and Chief Executive Officer




Date:                                     /s/ Marcy H. Niendam
     ------------------------------       -------------------------------------
                                          (Signature)
                                          Marcy H. Niendam
                                          Treasurer


--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.

                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------



EXHIBIT
NUMBER          DESCRIPTION                                                  PAGE NUMBER
------          -----------                                                  -----------

     10         Material Contracts                                           Incorporated by reference to Form 8-B
                                                                             previously filed with the SEC on April 15,
                                                                             1997.

     11         Statement Re:  Computation of per share earnings
                                                                             4

     27         Financial Data Schedule                                      21













--------------------------------------------------------------------------------