Form 10-Q
period 1997-09-30
DCB FINANCIAL CORP
filed 1997-11-12
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1997

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

                                 X    Yes     No
                                ---       ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, no par value                      Outstanding at October 31, 1997:
                                                4,273,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

--------------------------------------------------------------------------------



                                Table of Contents



PART I - FINANCIAL INFORMATION (UNAUDITED)


Item 1 - Financial Statements                                             Page
                                                                          ----

Consolidated Balance Sheets.............................................    3

Consolidated Statements of Income.......................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity...............................................    5

Condensed Consolidated Statements of Cash Flows.........................    6

Notes to the Consolidated Financial Statements..........................    7


Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations..............   14

Item 3 - Quantitative and Qualitative Disclosure About Market Risk......   19


PART II - OTHER INFORMATION.............................................   20

SIGNATURES..............................................................   21

                               DCB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------


Item 1.  Financial Statements
         --------------------


                                                                       September 30,  December 31,
                                                                          1997           1996
                                                                        --------        --------
ASSETS
Cash and noninterest-bearing deposits with banks                        $ 16,551        $ 14,109
Federal funds sold                                                         9,600          18,250
                                                                        --------        --------
     Total cash and cash equivalents                                      26,151          32,359
Securities available for sale, at fair value                              52,253          47,174
Securities held to maturity (Estimated fair values of $32,901 in
  1997 and $32,171 in 1996)                                               32,480          31,871
Bankers acceptances                                                        1,974
Commercial paper                                                          13,895
Total loans                                                              221,303         203,592
Allowance for loan losses                                                  2,024           1,923
                                                                        --------        --------
     Net loans                                                           219,279         201,669
Premises and equipment, net                                                3,679           2,704
Accrued interest receivable and other assets                               3,586           3,340
                                                                        --------        --------

         Total assets                                                   $353,297        $319,117
                                                                        ========        ========


LIABILITIES
Deposits
     Noninterest-bearing                                                $ 47,723        $ 43,789
     Interest-bearing                                                    261,744         235,302
                                                                        --------        --------
         Total deposits                                                  309,467         279,091
Short-term borrowings                                                      7,017           6,546
Accrued interest payable and other liabilities                             1,389             901
                                                                        --------        --------
         Total liabilities                                               317,873         286,538

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                                  3,779           1,424
Additional paid-in capital                                                                 2,355
Retained earnings                                                         31,422          28,682
Unrealized gain on securities available for sale                             223             118
                                                                        --------        --------
         Total shareholders' equity                                       35,424          32,579
                                                                        --------        --------

         Total liabilities and shareholders' equity                     $353,297        $319,117
                                                                        ========        ========

--------------------------------------------------------------------------------
                 See notes to consolidated financial statements.

                               DCB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


                                                Three Months Ended               Nine Months Ended
                                                   September 30,                  September 30,
                                                   -------------                  -------------
                                               1997           1996            1997            1996
                                               ------        -------         -------        --------
INTEREST INCOME
    Loans, including fees                      $5,167        $ 4,552         $14,764        $ 13,266
    Securities
       Taxable                                  1,259          1,204           3,842           3,139
       Nontaxable                                  92             88             263             267
    Commercial paper                              187                            268
    Other                                          92             88             358             576
                                               ------        -------         -------        --------
          Total interest income                 6,797          5,932          19,495          17,248

INTEREST EXPENSE
    Deposits                                    3,105          2,610           8,773           7,309
    Other                                          89             23             264              61
                                               ------        -------         -------        --------
          Total interest expense                3,194          2,633           9,037           7,370
                                               ------        -------         -------        --------

NET INTEREST INCOME                             3,603          3,299          10,458           9,878

Provision for loan losses                          96             20             288             216
                                               ------        -------         -------        --------

NET INTEREST INCOME AFTER PROVISION             3,507          3,279          10,170           9,662

OTHER INCOME
    Service charges on deposit accounts           303            289             861             866
    Data service fees                              68             51             210             161
    Other operating income                        427            413           1,183           1,051
    Gain (loss) on sale of securities              27             (7)             36              (9)
    Gain on sale of loans                          87             24             179              92
                                               ------        -------         -------        --------
          Total other income                      912            770           2,469           2,161

OTHER EXPENSE
    Salaries and employee benefits              1,273          1,171           3,720           3,381
    Occupancy expense                             214            150             596             465
    Equipment expense                             199            188             582             483
    Loan, lease and credit card expense            93             78             264             237
    Stationary and supplies expense                67             76             236             207
    Ohio franchise tax expense                    122            104             379             315
    Other operating expenses                      511            455           1,413           1,346
                                               ------        -------         -------        --------
          Total other expenses                  2,479          2,222           7,190           6,434
                                               ------        -------         -------        --------

INCOME BEFORE FEDERAL INCOME TAXES              1,940          1,827           5,449           5,389

Provision for income taxes                        647            584           1,783           1,724
                                               ------        -------         -------        --------

NET INCOME                                     $1,293        $ 1,243         $ 3,666        $  3,665
                                               ======        =======         =======        ========

EARNINGS PER COMMON SHARE                      $ 0.30        $  0.29         $  0.86        $   0.86
                                               ======        =======         =======        ========

--------------------------------------------------------------------------------
                 See notes to consolidated financial statements.

                               DCB FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                    September 30,
                                                         -------------                    -------------
                                                     1997             1996             1997             1996
                                                   --------         --------         --------         --------

Balance at beginning of period                     $ 34,205         $ 30,347         $ 32,579         $ 28,694

Net income                                            1,293            1,243            3,666            3,665

Dividends declared ($.05 and $.2167 per
  share in 1997 and $.1167 and $.2234 per
  share in 1996)                                       (214)            (498)            (926)            (954)

Change in unrealized gain/loss on
  securities available for sale, net of tax             140               25              105             (288)
                                                   --------         --------         --------         --------

Balance at end of period                           $ 35,424         $ 31,117         $ 35,424         $ 31,117
                                                   ========         ========         ========         ========






















--------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                            Nine Months Ended
                                                              September 30,
                                                              -------------
                                                           1997            1996
                                                        --------         --------

NET CASH FROM OPERATING ACTIVITIES                      $  4,618         $  3,787

INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                       (22,813)         (21,762)
         Maturities and repayments                         9,667            7,217
         Proceeds from sales                               8,083            4,538
     Securities held to maturity
         Purchases                                       (19,223)         (64,342)
         Maturities and repayments                        18,517           49,609
     Net change in bankers' acceptances                   (1,974)          (4,899)
     Net change in commercial paper                      (13,895)
     Net change in loans                                 (17,953)         (27,989)
     Premises and equipment expenditures                  (1,357)            (400)
     Proceeds from sale of other real estate                 201
                                                        --------         --------
           Net cash from investing activities            (40,747)         (58,028)
                                                        --------         --------

FINANCING ACTIVITIES
     Net change in deposits                               30,376           35,007
     Net change in short-term borrowings                     471            6,492
     Repayment of long-term debt                                              (18)
     Cash dividends paid                                    (926)            (954)
                                                        --------         --------
           Net cash from financing activities             29,921           40,527
                                                        --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (6,208)         (13,714)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          32,359           36,179
                                                        --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 26,151         $ 22,465
                                                        ========         ========




SUPPLEMENTAL DISCLOSURES
     Cash paid for income taxes                         $  1,575         $  1,690
     Cash paid for interest                                8,608            7,247


--------------------------------------------------------------------------------
                 See notes to consolidated financial statements.

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature that, in the opinion of management, are necessary to present fairly the consolidated financial position of DCB at September 30, 1997, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The Annual Report for DCB for the year ended December 31, 1996 contains consolidated financial statements and related notes that should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the interim periods reported herein are not necessarily indicative of operations to be expected for the entire year.

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

INCOME TAXES: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair values of the securities presented in the consolidated balance sheet are as follows:


                                                                  September 30, 1997
                                               ------------------------------------------------------
                                                                Gross          Gross        Estimated
                                               Amortized     Unrealized     Unrealized        Fair
                                                 Cost           Gains         Losses          Value
                                                 ----           -----         ------          -----
AVAILABLE FOR SALE
    Debt securities
         U.S. Treasury securities             $     5,541    $       30                   $     5,571
         Obligations of U.S. government
           corporations and agencies               32,646           193     $      (4)         32,835
         Obligations of states and
           political subdivisions                     203                          (5)            198
         Mortgage-backed securities                12,523           122            (8)         12,637
                                              -----------    ----------     ---------     -----------
    Total debt securities                          50,913           345           (17)         51,241
    Equity securities                               1,002            10                         1,012
                                              -----------    ----------     ---------     -----------
         Total securities available
           for sale                           $    51,915    $      355     $     (17)    $    52,253
                                              ===========    ==========     =========     ===========


HELD TO MATURITY
    Obligations of states and
      political subdivisions                  $     6,816    $      192     $     (18)    $     6,990
    Corporate obligations                           1,865            10            (2)          1,873
    Mortgage-backed securities                     23,799           247            (8)         24,038
                                              -----------    ----------     ---------     -----------
         Total debt securities
           held to maturity                   $    32,480    $      449     $     (28)    $    32,901
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
                                                   ===========    ==========     =========     ===========



Gross sales of securities during the first nine months of 1997 were $8,083. Gross realized gains totaled $53 and gross realized losses totaled $16. Losses on called securities totaled $1.

Gross sales of securities during the first nine months of 1996 were $4,538. Gross realized gains totaled $1 and gross realized losses totaled $8. Losses on called securities totaled $4.










--------------------------------------------------------------------------------

                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated fair values of investments in debt securities at September 30, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay the debt obligations prior to their contractual maturities.


                                                                                                Estimated
                                                                                 Amortized        Fair
                                                                                   Cost           Value
                                                                                   ----           -----
     AVAILABLE FOR SALE
         Debt securities
              Due in one year or less                                           $    4,574     $     4,598
              Due in one to five years                                              15,438          15,521
              Due in five to ten years                                              17,352          17,463
              Due after ten years                                                    1,026           1,022
              Mortgage-backed securities                                            12,523          12,637
                                                                                ----------     -----------

                  Total debt securities available for sale                      $   50,913     $    51,241
                                                                                ==========     ===========

     HELD TO MATURITY
              Due in one year or less                                           $    1,835     $     1,840
              Due in one to five years                                               4,076           4,104
              Due in five to ten years                                               2,245           2,357
              Due after ten years                                                      525             562
              Mortgage-backed securities                                            23,799          24,038
                                                                                ----------     -----------

                  Total debt securities held to maturity                        $   32,480     $    32,901
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

















--------------------------------------------------------------------------------

                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Total loans as presented on the balance sheet are comprised of the following classifications:


                                             September 30,     December 31,
                                                  1997            1996
                                                  ----            ----

          Loans secured by real estate:
               Real estate construction        $ 29,001        $ 23,489
               Residential                       48,512          47,006
               Commercial and farmland           51,107          45,487
          Commercial and industrial              37,177          36,836
          Consumer and credit card               41,052          38,269
          Lease financing, net                    8,154           6,759
          Home equity lines of credit             6,300           5,746
                                               --------        --------

                   Total loans                 $221,303        $203,592
                                               ========        ========


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of activity in the allowance for loan losses for the nine months ended September 30, 1997 and 1996 is as follows:


                                                  1997          1996
                                                  ----          ----

          Balance - January 1                  $  1,923        $  1,940
          Loans charged off                        (351)           (377)
          Recoveries                                164             113
          Provision for loan losses                 288             216
                                               --------        --------

          Balance - September 30               $  2,024        $  1,892
                                               ========        ========















--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued)

Information regarding impaired loans at September 30, 1997 and December 31, 1996 is as follows:


                                                                           September 30,      December 31,
                                                                               1997               1996
                                                                           -----------         -----------
         Balance of impaired loans                                         $       432         $        41

         Less portion for which no allowance for loan
           losses is allocated                                                     (72)                  0
                                                                           -----------         -----------

         Portion of impaired loan balance for which
           an allowance for loan losses is allocated                       $       360         $        41
                                                                           ===========         ===========

         Portion of allowance for loan losses allocated
           to the impaired loan balance                                    $       262         $        14
                                                                           ===========         ===========

Information regarding impaired loans is as follows for the nine months ended September 30, 1997 and 1996:


                                                                                  1997       1996
                                                                                  ----       ----

         Average investment in impaired loans                                     $193       $211

         Interest income recognized on impaired loans
           including interest income recognized on a cash
           basis                                                                    11         66

         Interest income recognized on impaired loans on
           a cash basis                                                              9         64



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

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments are not included in the consolidated financial statements. At September 30, 1997 and December 31, 1996, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $61,175 and $47,067, respectively. Of these commitments, fixed rate commitments totaled $2,745 and $3,163 at September 30, 1997 and December 31, 1996, respectively. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
            and Results of Operations
            -------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of DCB Financial Corp. (the "Company") at September 30, 1997 compared to December 31, 1996, and the consolidated results of operations for the three- and nine-month periods ended September 30, 1997 compared to the same periods in 1996. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

The registrant is not aware of any trend, events or uncertainties that will have or are reasonably likely to have a material affect on the liquidity, capital resources or operations except as discussed herein. Also, the registrant is not aware of any current recommendations by regulatory authorities which would have such affect if implemented. The Company cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Company involves risks and uncertainties and are subject to change based on various important factors. Actual results could differ materially from those expressed or implied. Additionally, the Company claims no notification responsibilities should their opinions change from those expressed herein.


FINANCIAL CONDITION

Total assets increased to $353,297 at September 30, 1997 compared to $319,117 at December 31, 1996, an increase of 10.7%. The growth is the result of the investment of funds provided by strong deposit growth in loans, securities an other investments.

Cash and cash equivalents decreased $6,208, from $32,359 to $26,141 during the first nine months of 1997. Cash was invested in income-earning loans and securities. Cash and equivalents at September 30, 1997 represented 7.4% of total assets compared to 10.1% of total assets at December 31, 1996. The Company has the ability to borrow up to approximately $21,000 from the Federal Home Loan Bank, and has various Fed Fund lines, should the Company need to supplement its liquidity needs to meet loan demand or fund investment opportunities.

Total securities increased $5,688, from $79,045 to $84,733. Proceeds from maturities, sales and repayments, as well as excess liquidity, were used to purchase new securities. Seven securities were called by the issuer with minimal loss. The Company purchased primarily U.S. Treasury Notes, U.S. Agency bonds, municipal bonds and mortgage-backed securities.

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

--------------------------------------------------------------------------------

At September 30, 1997, investments in bankers acceptances and commercial paper totaled $1,974 and $13,895, respectively. The Company purchased these investments in 1997 to match fund large public deposits of like amount and term.

Loan growth continued to be strong as total loans increased 8.7%, or $17,711, from $203,592 to $221,303. Growth was experienced in nearly all categories; however, the largest increases were in real estate-related loans. Construction loans, both residential and commercial, increased $5,512, or 23.5%, from December 31, 1996 to September 30, 1997. Strong population growth in the Company's market along with good weather conditions contributed to the increase.

The commercial and agricultural real estate portfolio grew $5,620, from $45,487 to $51,107, or 12.4%. Again, the Company has been able to take advantage of a strong local economy and the large number of businesses moving into the market. Many construction loans outstanding at December 31, 1996 have now been converted to permanent mortgages. There is no concentration of lending to any one industry.

Despite the strong loan growth, the gross loan to deposit ratio dropped slightly to 71.5% at September 30, 1997 compared to 72.9% at December 31, 1996.

The allowance for loan losses remained relatively unchanged. As a percent of loans, the reserve decreased from 0.94% of gross loans to 0.91%. Nonperforming loans, defined as loans on nonaccrual status plus accruing loans past due 90 days or more, were $990, or .049% of gross loans at December 31, 1996 compared to $1,715, or 0.77% of gross loans at September 30, 1997. Such loans have been considered in management's analysis of the allowance for loan losses. The allowance was 118.0% of nonperforming loans at September 30, 1997 compared to 194.2% at December 31, 1996. Almost the entire increase in nonperforming loans is well secured by real estate.

Total deposits increased 10.9% or $30,376, from $279,091 at December 31, 1996 to $309,467 at September 30, 1997. This increase was made up of an increase of $3,934, or 9.0%, in noninterest-bearing deposits, and an increase of $26,442, or 11.2%, in interest-bearing deposits. Management believes this deposit growth is fairly permanent as it is comprised almost equally of public and private funds.

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

--------------------------------------------------------------------------------

Total shareholders' equity increased $2,845 primarily due to earnings retained. The increase is net of dividends paid during the first nine months of $926. The dividends consist of payments made in January, May and August 1997. Beginning with the May 1997 dividend, the Company's intends to make quarterly dividend payments. Previously, payments were made semiannually.

The components of shareholders' equity changed during the first quarter of 1997 with the formation of the holding company. Shareholders of the Bank received three shares of Company stock, no par value, for each share of Bank stock owned, which carried a $1 par value. This exchange resulted in the reclassification of additional paid in capital to common stock. The holding company was formed to allow management to pursue other forms of financial services or acquisitions of full-service banking operations or branches of other organizations.

The Company and its subsidiary meet all regulatory requirements. Its ratio of total capital to risk-weighted assets was 14.6% at September 30, 1997, while its Tier 1 risk-based capital ratio was 13.8%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least half of which must be Tier 1 capital. The Company's leverage ratio of 10.2% at September 30, 1997 exceeded the regulatory minimum of 3% to 5%.


RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1997 was $3,666, which is virtually the same as the nine months ended September 30, 1996 net income of $3,665. Earnings per share, adjusted to reflect the three-for-one stock exchange related to the holding company formation, was $0.86 per share for the periods ending September 30, 1997 and September 30, 1996. Net income for the quarter ended September 30, 1997 was $1,293, or $0.30 per share, compared to $1,243, also $0.29 per share, for the same quarter in 1996.

Total interest income increased $2,247 to $19,495 for the first nine months of 1997 compared to $17,248 for the first nine months of 1996, a 13.0% increase. For the quarter ended September 30, 1997, the increase over the same quarter in 1996 was 14.6%, increasing from $5,932 to $6,797. Increases were seen in both interest on loans and investments. The increase in loan interest income is due to volume, as competitive pressures have kept yields from increasing. Also, during the first nine months of 1996, the Company recovered approximately $400 in interest on nonaccrual loans, most of which represented income from years previous to 1996. The increase in investment portfolio is due primarily to volume increases.


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

--------------------------------------------------------------------------------

Net interest income increased to $10,458 through September 30, 1997 compared to $9,878 through September 30, 1996, an increase of $580, or 5.9%. For the quarter ended September 30, 1997, net interest income increased $304, or 9.2%, over the same quarter in 1996. Through September 30, 1997, interest expense on deposits increased $1,464, or 20.0%, over the same period in 1996. The increased expense is due to both deposit growth and an increase in rates. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields. Other interest expense also increased over each of the comparable periods due to increased short-term borrowings. For the three- and nine-months ended September 30, 1997, total interest expense increased $561, or 21.3%, and $1,667, or 22.6%, over the comparable periods in 1996.

The provision for loan losses increased $72 through the first nine months of 1997 to $288 compared to $216 for the first nine months of 1996. When comparing the quarter ended September 30, 1997 to September 30, 1996, the provision was $76 more in 1997. All indicators of loan portfolio quality remain relatively stable, and the increase is due to loan growth.

Total other income increased $308, or 14.3%, year-to-date September 30, 1997 over year-to-date September 30, 1996. For the quarter, other income increased $142, or 18.4%, over the same period in 1996. The increase is due to increased fee income from the Company's data service center, increased gains on loan sales (both service-related and service-retained), increased cash management fee income, and increased gains on sales of securities.

Other expenses increased $756, or 11.8%, through September 30, 1997 compared to September 30, 1996, going from $6,434 to $7,190. The increase during the quarter ended September 30, 1997 over the same period in 1996 was $257, or 11.6%. Increases were primarily experienced in human resource expenses, occupancy expense and equipment expense, where increases totaled $569 for the first nine months. These were planned increases relating to facilities and branch improvements and additions. During the first quarter 1997, the Company moved most of its operations to a new leased facility. Other departmental moves to the new facility are planned as space becomes available. Once fully occupied by the Company, annual lease expense will be approximately $80. Management believes the expansion of the Company's operations facilities was necessary to support growth. During the second quarter of 1997, the Company opened a new branch, which is a leased facility. Annual net rental income for that branch is $72. A second new branch is planned for the last quarter of 1997, which will also be a leased facility with a similar lease expense. Both are 20-year fixed-rate leases. The two new branches are strategically located in areas of Delaware County currently experiencing strong population growth rates. With its broad line of products and services, the Company can meet the needs of the market and obtain the business needed to sustain the new branches and contribute to overall profitability.


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

--------------------------------------------------------------------------------

The provision for income taxes was $647 for the third quarter of 1997 for an effective tax rate of 33.4%, and $1,783 through September 30, 1997 for an effective tax rate of 32.7% These rates compare to 32.0% and 32.0% effective tax rates for the same periods in 1996. The slight increase in effective tax rates is due to a decrease in tax-free investment income.


FUTURE ACCOUNTING CHANGES

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS 128 simplifies the calculation of earnings per share. Accordingly, basic earnings per share for the year ended December 31, 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect potential dilution from common stock equivalents, such as stock options. Since the Company currently has no common stock equivalents, the new calculation method will not impact its earnings per share.

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." Effective for financial statements for periods ending after December 15, 1997, SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS No. 129 and, therefore, SFAS No. 129 should have no impact on the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and loses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

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

--------------------------------------------------------------------------------

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issues to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way the management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.



Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

Not yet required.


































--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                        Quarter ended September 30, 1997
                           PART II - OTHER INFORMATION

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

               There are no matters required to be reported under this item.

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


                                          DCB FINANCIAL CORP.
                                          -------------------------------------
                                          (Registrant)




Date:    November 10, 1997                /s/  Larry D. Coburn
     -------------------------------      -------------------------------------
                                          (Signature)
                                          Larry D. Coburn
                                          President and Chief Executive Officer




Date:    November 10, 1997                /s/  Marcy H. Niendam
     -------------------------------      -------------------------------------
                                          (Signature)
                                          Marcy H. Niendam
                                          Treasurer












--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.

                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------



EXHIBIT
NUMBER     DESCRIPTION                                PAGE NUMBER
-------    -----------                                -----------


  10       Material Contracts                         Incorporated by reference
                                                      to Form 8-B previously
                                                      filed with the SEC on
                                                      April 15, 1997.

  11       Statement Re:  Computation of per share
           earnings
                                                      4

  27       Financial Data Schedule                    23
















--------------------------------------------------------------------------------