Form 10-K
period 1997-12-31
DCB FINANCIAL CORP
filed 1998-03-30
CIK 1025877

                                                            Page 1 of 77 pages
                                                              Exhibit Index on
                                                                       page 56



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  (Mark one)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1997

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                                    to
                                          ---------------------------------     -----------------------------------

           Commission File No. 0-22387

                               DCB FINANCIAL CORP.
                      -----------------------------------
                      (Name of registrant in its charter)

OHIO                                                                      31-1469837
----                                                                      ----------
(State or other jurisdiction of incorporation or organization)            (IRS Employer Identification No.)

                   41 North Sandusky Street
                   Delaware, Ohio                                       43015
                   ----------------------------------------------------------
                   (Address of principal executive offices)           (Zip code)

                                 (740) 363-1133
                                 --------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

None
----

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, No par value
---------------------------
      (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 28, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $20.69 per share (such price being the average of the bid and asked prices on such date) was $81,210,919.

At February 28, 1998, the registrant 4,253,200 Common Shares issued and 4,213,200 Common Shares outstanding.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

DCB Financial Corp. (the "Corporation") was incorporated under the laws of the State of Ohio on March 14, 1997, at the direction of management of The Delaware County Bank and Trust Company (the "Bank") for the purpose of becoming a bank holding company by acquiring all outstanding shares of the Bank. The Corporation acquired all such shares of the Bank after an interim bank merger, which transaction was consummated on March 14, 1997. The Bank is a commercial bank, chartered under the laws of the State of Ohio, and was organized in 1950. The Bank is the wholly-owned subsidiary of the Corporation and its only significant asset.

The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities and trust services. The Bank also provides cash management, bond registrar and paying services. Through its own computer department, the Bank provides data processing services to other financial institutions; however, such services are not a significant part of operations or revenue.

The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation's market area have been sound. Unemployment statistics have generally been among the lowest in the state of Ohio and real estate values have been stable to rising.

The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. At year-end 1997, deposits of public funds (funds of governmental agencies and municipalities) were 8.5% of total deposits. This amount can fluctuate, but generally not by a material amount. No material industry or group concentrations exist in the loan portfolio.

Certain risks are involved in granting loans, primarily related to the borrowers' ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower's past and current credit history, the collateral being used to secure the transaction in case the customer does not repay the debt, the borrower's character and other factors. Once the decision has been made to extend credit, the Bank's independent loan review function and responsible credit officer monitors these factors throughout the life of the loan. All credit relationships of $575,000 or more are reviewed annually, as are 30% of credit relationships from $250,000 to $575,000, 20% of credit relationships from $100,000 to $250,000
(excluding residential mortgages), and 10% of residential mortgages from $100,000 to $250,000. In addition, any loan identified as a problem credit by management or during the loan review is assigned to the Bank's "watch loan list," and is subject to ongoing monitoring by the loan review function to ensure appropriate action is taken when deterioration has occurred.

Commercial, industrial and agricultural loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily on the basis of their ability to repay the loan from the business' cash flow. Such loans are typically secured by business assets such as equipment and inventory and, occasionally, by the business owner's principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes single-family residence, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the business' cash flow and, thus, may be subject, to a greater extent, to adverse conditions in the general economy or in a specific industry. Management reviews the borrower's cash flows when deciding whether to grant the credit to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

Commercial real estate and farmland loans are primarily secured by borrower-occupied business real estate and are also dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Commercial real estate loans are generally originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as a commercial loan.

Residential real estate loans and home equity lines of credit carry primarily adjustable rates, although fixed-rate loans are originated and are secured by the borrower's residence. Such loans are made on the basis of the borrower's ability to make repayment from employment and other income. Management assesses the borrower's ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate.

Due to the high level of growth in the Corporation's market area, construction lending has become a significant part of the Corporation's overall lending strategy. Construction loans are secured by residential and business real estate, generally occupied by the borrower on completion. The Bank's construction lending program is established in a manner to minimize risk of this type of lending by not making a significant amount of loans on speculative projects. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral.

Consumer installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Consumer loans for the purchase of new automobiles generally do not exceed 85% of the purchase price of the car. Loans for used cars generally do not exceed average wholesale or trade-in value as stipulated in a recent auto industry used car price guide. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, the absence of collateral. Since these loans are generally repaid from ordinary income of an individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions. The Bank assesses the borrower's ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

Another way the Bank meets the needs demanded by its customers is through its lease financing program. The Bank's leasing program involves leasing vehicles to individuals and businesses. The vehicle lease program includes new and late model automobiles and light trucks with terms from 12 to 60 months. The Bank also provides lease financing to businesses for commercial purpose equipment. The Bank's comprehensive program includes leasing new and used equipment with flexible terms, though generally, the term of a given lease is limited to some extent by the type of equipment and its useful life. Average lease terms for commercial equipment leases generally range from 3 to 8 years. The value of lease residuals is insured by the Bank through a self-insurance program whereby a portion of the lease proceeds are set aside to cover potential deficiencies in the residual value of the leased vehicle or equipment upon the termination of the lease.

EMPLOYEES

At December 31, 1997, the Bank employed 188 employees, 138 of which were full-time. The Bank provides a number of benefits such as health, dental and life insurance for all, as well as education assistance for qualified employees. A 401(k) retirement plan is in place for eligible employees. No employee is represented by a union or collective bargaining group. The Corporation has no employees not also employed by the Bank.


COMPETITION

The Bank operates in a highly-competitive industry due to statewide and interstate branching by banks, savings and loan associations and credit unions. In its primary market area of Delaware and surrounding counties, the Bank competes for new deposit dollars and loans with several other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U.S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank's investment portfolio, and which rates are used as indices on various loan products. The Bank is competitive with interest rates and loan fees that it charges, in pricing and variety of accounts it offers to the depositor. The dominant pricing mechanism on loans is the Prime interest rate as published in the Wall Street Journal. The interest spread in excess of Prime depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are set weekly by the Asset/Liability Committee. The Bank's primary objective in setting deposit rates is to remain competitive in the market area while maintaining and adequate interest spread to meet overhead costs.


SUPERVISION AND REGULATION

The Bank is subject to supervision, regulation and periodic examination by the State of Ohio Superintendent of Financial Institutions and the Federal Deposit Insurance Corporation. Earnings of the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks' relationships with many phases of the securities business and capital adequacy and liquidity restraints. As a bank holding company, the Corporation is subject to supervision, regulation and periodic examination by the Federal Reserve Board.

STATISTICAL DISCLOSURES

The following schedules present, for the periods indicated, certain financial and statistical information of the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures included as a part of this Form 10-K as of and for the year ended December 31, 1997.

      I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
           A&B. Average Balance Sheet and Related Analysis of Net Interest Earnings

           This information is included under the heading "Yields Earned and Rates Paid" on pages 20 through 22 of this document.

           C.     Interest Differential

           This information is included under the heading "Yields Earned and Rates Paid" on page 23 of this document.


    II.    SECURITIES PORTFOLIO

           A. The following is a schedule of the carrying value of securities at December 31, 1997, 1996 and 1995.

           (In thousands of dollars)                                              1997         1996         1995
                                                                                  ----         ----         ----
     Securities available for sale (at fair value)
         U.S. Treasury securities                                             $    5,568    $   5,518    $    6,543
         Obligations of U.S. Government agencies and
           corporations                                                           33,409       28,366        18,432
         Obligations of states and political subdivisions                            203          193            --
         Mortgage-backed securities                                               13,705       11,480         5,942
                                                                              ----------    ---------    ----------
         Total debt securities                                                    52,885       45,557        30,917
         Equity securities                                                         1,050        1,617           561
                                                                              ----------    ---------    ----------

         Total securities available for sale                                  $   53,935    $  47,174    $   31,478
                                                                              ==========    =========    ==========

     Securities held to maturity (at amortized cost)
         Obligations of U.S. Government corporations
           and agencies                                                       $       --    $      --    $    8,892
         Obligations of states and political subdivisions                          6,523        5,946         6,489
         Corporate obligations                                                    21,089        2,230         3,936
         Mortgage-backed securities                                               26,222       23,695        10,160
                                                                              ----------    ---------    ----------

         Total securities held to maturity                                    $   53,834    $  31,871    $   29,477
                                                                              ==========    =========    ==========

           B. The following is a schedule of maturities for each category of debt securities and the related weighted-average yield of such securities as of December 31, 1997:

(In thousands of dollars)
                           -----------------------------------------Maturing-----------------------------------------
                                                         After One            After Five
                                 One Year              Year Through          Years Through              After
                                  or Less               Five Years             Ten Years              Ten Years
                            Amount       Yield      Amount       Yield     Amount       Yield       Amount      Yield
                            ------       -----      ------       -----     ------       -----       ------      -----
Available for sale
     U.S. Treasury         $   2,002     6.26%     $ 3,566       6.08%    $    --          --%      $   --         --%
     Obligations of U.S.
       Government
       corporations
       and agencies            3,594     6.39       12,258       6.36      16,735        6.63          822       6.24
     Obligations of states
       and political
       subdivisions               --       --           --         --          --          --          203       7.53
     Mortgage-backed
       securities                 --       --          594       6.42         219        6.82       12,892       6.73
                           ---------              --------                -------                  -------

         Total             $   5,596     6.34%     $16,418       6.30%    $16,954        6.63%     $13,917       6.71%
                           =========     ====     ========       ====     =======        ====      =======       ====

Held to maturity
     Obligations of states
       and political
       subdivisions        $     344     8.31%     $ 3,320       7.73%    $ 2,347        8.68%     $   512       9.09%
     Corporate
       Obligations            21,089     5.78           --         --          --          --           --         --
     Mortgage-backed
       securities                365     6.81        8,352       6.30       5,262        6.86       12,243       7.05
                           ---------               -------                -------                  -------

         Total             $  21,798     5.84%     $11,672       6.71%    $ 7,609        7.42%     $12,755       7.13%
                           =========     ====      =======       ====     =======        ====      =======       ====

                The weighted-average yields are calculated using amortized cost of investments and are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted-average yield on tax-exempt obligations is presented on a taxable equivalent basis based on the Company's marginal federal income tax rate of 34%. Equity securities consist of Federal Home Loan Bank stock and stock of other financial institutions that bear no stated maturity or yield and are not included in this analysis.

           C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer exceeding 10% of the Corporation's consolidated shareholders' equity at December 31, 1997.

    III.   LOAN PORTFOLIO

           A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

                (In thousands of dollars)         1997           1996           1995          1994          1993
                                                  ----           ----           ----          ----          ----

                Commercial and industrial      $    37,486   $    36,836   $    40,631   $    39,381    $    29,673
                Commercial real estate              56,434        45,487        40,328        42,137         40,727
                Residential real estate and
                  home equity                       53,686        52,752        41,864        33,416         28,872
                Real estate construction            29,104        23,489        10,235        10,002         11,149
                Consumer and credit card            42,914        38,269        35,493        35,721         23,275
                Lease financing, net                 9,010         6,759         4,988         2,817          2,204
                                               -----------   -----------   -----------   -----------    -----------

                    Total loans                $   228,634   $   203,592   $   173,539   $   163,474    $   135,900
                                               ===========   ===========   ===========   ===========    ===========

           B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and home equity loans, consumer and credit card loans and leases, as of December 31, 1997:

                                                                 ---------------------Maturing ------------------
                                                                   One Year    One Through   After Five
           (In thousands of dollars)                                or Less    Five Years       Years        Total
                                                                    -------    ----------       -----        -----
           Fixed rate
           ----------
           Commercial and industrial                             $    1,346   $    5,243    $   1,428    $    8,017
           Commercial real estate                                       962          543        4,979         6,484
           Real estate construction and
             land development                                         3,058          701          281         4,040
                                                                 ----------   ----------    ---------    ----------

                Total                                            $    5,366   $    6,487    $   6,688    $   18,541
                                                                 ==========   ==========    =========    ==========

           Variable rate
           -------------
           Commercial and industrial                             $   16,169   $    7,187    $   6,113    $   29,469
           Commercial real estate                                     2,312        3,566       44,072        49,950
           Real estate construction and
             land development                                         9,063        6,069        9,932        25,064
                                                                 ----------   ----------    ---------    ----------

                Total                                            $   27,544   $   16,822    $  60,117    $  104,483
                                                                 ==========   ==========    =========    ==========

           C.   RISK ELEMENTS

                1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.

                                                                                   December 31
                                                                                   -----------
                (In thousands of dollars)                     1997        1996        1995       1994        1993
                                                              ----        ----        ----       ----        ----
              (a)   Loans accounted for on a
                    nonaccrual basis                       $  1,188    $     501   $   2,014   $  1,567   $   1,898

              (b)   Accruing loans which are contractually
                    past due 90 days or more as to interest
                    or principal payments                       238          489          65         58          96

              (c)   Loans which are "troubled debt
                    restructurings" as defined in Statement
                    of Financial Accounting standards No. 15
                    (exclusive of loans in (a) or
                    (b) above):                                  --          143         150         --         837
                                                           --------    ---------   ---------   --------   ---------

                      Totals                               $  1,426    $   1,133   $   2,229   $  1,625   $   2,831
                                                           ========    =========   =========   ========   =========

                    The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful, when loans are past due as to principal and interest 90 days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible. In such cases, loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are placed on nonaccrual, any accrued interest is charged against interest income.

                    During the year ended December 31, 1997, $36,000 would have been recorded on non-accruing loans had such loans been accruing pursuant to contractual terms. During such period, no interest income was recorded on such loans.

              (d) Impaired Loans - Information regarding impaired loans at December 31, 1997, 1996 and 1995 is as follows:

                                                                                      1997         1996       1995
                                                                                      ----         ----       ----
                    (In thousands of dollars)
                    Year-end impaired loans with no
                      allowance for loan losses allocated                         $     --    $      --   $   1,430
                    Year-end impaired loans with allowance
                      for loan losses allocated                                        265           41          83
                    Amount of the allowance allocated                                  173           14          50

                    Impaired loans are comprised of commercial and commercial real estate loans, and are carried at present value of expected cash flows, discounted at the loan's effective interest rate or at fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

                    Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage and construction loans secured by one- to four-family residences, consumer, credit card and home equity loans. Such loans are included in nonaccrual and past due disclosures in (a) and (b) above, but not in impaired loan totals. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. In addition, loans held for sale and leases are excluded from consideration of impairment. When analysis of borrower operating results and financial condition indicates that borrower's underlying cash flows are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

                2. Potential Problem Loans - At December 31, 1997, no loans were identified which management has serious doubts about the borrowers' ability to comply with present loan repayment terms and which are not included in item III.C.1. above.

                3. Foreign Outstandings - There were no foreign outstandings during any period presented.

                4. Loan Concentrations - At December 31, 1997, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans in
                    Item III.A. above.

           D. Other Interest-Bearing Assets - At December 31, 1997, there were no other interest-bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.


    IV.    SUMMARY OF LOAN LOSS EXPERIENCE

           A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                (In thousands of dollars)         1997           1996           1995          1994          1993
                                                  ----           ----           ----          ----          ----
               LOANS
                  Loans outstanding at
                    end of period              $   228,634   $   203,592   $   173,539   $   163,474    $   135,900
                                               ===========   ===========   ===========   ===========    ===========

                  Average loans
                    outstanding during
                    period                     $   215,680   $   188,679   $   172,688   $   145,433    $   130,707
                                               ===========   ===========   ===========   ===========    ===========

                (In thousands of dollars)                    1997        1996        1995        1994        1993
                                                             ----        ----        ----        ----        ----
               ALLOWANCE FOR LOAN
                 LOSSES
                  Balance at beginning of
                    period                                $  1,923    $  1,940    $  1,865    $   2,455   $   2,786
                  Loans charged off:
                      Commercial                              (263)        (66)        (57)        (758)       (345)
                      Commercial real
                           estate                              (15)         --          --          (33)        (39)
                      Residential real
                           estate and home
                           equity                               --          --          --           --          --
                      Real estate construction                  --          --          --           --          --
                      Consumer and credit
                        card                                  (346)       (352)       (334)        (169)       (204)
                      Lease financing                          (20)       (110)        (33)         (23)        (67)
                                                          --------    --------    --------    ---------   ---------
                           Total loans
                             charged off                      (644)       (528)       (424)        (983)       (655)
                                                          --------    --------    --------    ---------   ---------
                  Recoveries of loans previously charged off:
                      Commercial                                77          30          16           58          19
                      Commercial real
                           estate                               --          --           4            5           8
                      Residential real
                           estate and home
                           equity                               --          --          --           --          --
                      Real estate
                           construction                         --          --          --           --          --
                      Consumer and credit
                           card                                151         114         111          144         123
                      Lease financing                           15           1           6           41          19
                                                          --------    --------    --------    ---------   ---------
                           Total loan
                             recoveries                        243         145         137          248         169
                                                          --------    --------    --------    ---------   ---------

                  Net loans charged off                       (401)       (383)       (287)        (735)       (486)
                  Provision charged to
                    operating expense                          320         366         362          145         155
                                                          --------    --------    --------    ---------   ---------

                  Balance at end of period                $  1,842    $  1,923    $  1,940    $   1,865   $   2,455
                                                          ========    ========    ========    =========   =========

               Ratio of net charge-offs to
                 average loans outstanding
                 for period                                    .19%        .20%       .17%          .51%        .38%

                The allowance for loan losses balance and provision charged to expense are determined by management based on periodic reviews of the loan portfolio, past loan loss experience, economic conditions and various other circumstances which are subject to change over time. In making this judgment, management reviews selected large loans as well as impaired loans, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Corporation's collateral position versus other creditors. Judgments, which are necessarily subjective, as to probability of loss and amount of such loss are formed on these loans, as well as other loans taken together.

           B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios.

                While management's periodic analysis of the adequacy of allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-offs that occur.

                               ------------------------Allocation of the Allowance for Loan Losses ----------------------------
(In thousands of dollars)                      Percentage of                   Percentage of                   Percentage of
                                               Loans in Each                   Loans in Each                   Loans in Each
                                Allowance       Category to      Allowance      Category to     Allowance       Category to
                                 Amount         Total Loans       Amount        Total Loans      Amount         Total Loans
                                 ------         -----------       ------        -----------      ------         -----------
                                     December 31, 1997               December 31, 1996               December 31, 1995
                                     -----------------               -----------------               -----------------
Commercial and
  industrial                  $       516      16.40%           $      519     18.09%          $       526     23.42%
Commercial real estate                178       24.68                  273      22.34                  262      23.24
Residential real estate
  and home equity                      63       23.48                   71      25.91                   78      24.12
Real estate construction               30       12.73                   17      11.54                   11       5.90
Consumer and
   credit card                        465       18.77                  533      18.80                  560      20.45
Lease financing                        68        3.94                  106       3.32                  142       2.87
Unallocated                           522          --                  404         --                  361         --
                              -----------      ------           ----------     ------           ----------     -------

     Total                    $     1,842      100.00%          $    1,923     100.00%          $    1,940     100.00%
                              ===========      ======           ==========     ======           ==========     =======


                                     December 31, 1994               December 31, 1993
                                     -----------------               -----------------
Commercial and industrial      $      552       24.09%          $      823      21.83%
Commercial real estate                189       25.78                  332      29.97
Residential real estate and
  home equity                          76       20.44                  104      21.25
Real estate construction                         6.12                   38       8.20
Installment and
   credit card                        602       21.85                  623      17.13
Lease financing                       138        1.72                  165       1.62
Unallocated                           308          --                  370         --
                              -----------      ------           ----------     ------

     Total                     $    1,865      100.00%          $    2,455     100.00%
                               ==========      ======           ==========     ======

      V.   DEPOSITS

      A. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

                                                             Average                            Average
                                                       Amounts Outstanding                     Rate Paid
                                                     Year ended December 31             Year ended December 31
                                                     ----------------------             ----------------------
                                              1997           1996          1995       1997      1996       1995
                                              ----           ----          ----       ----      ----       ----
     (In thousands of dollars)

     Noninterest-bearing demand           $    45,330     $    41,661   $    38,612    N/A        N/A        N/A
     Interest-bearing demand
       deposits                                26,295          29,612        29,498   2.50%      2.55%      3.07%
     Money Market investment                   97,603          85,036        56,046   5.28       5.04       5.04
     Savings deposits                          37,874          38,781        41,833   3.18       3.20       3.25
     Time deposits                             89,667          69,968        59,150   5.58       5.38       4.97
                                          -----------     -----------   -----------

         Total deposits                   $   296,769     $   265,058   $   225,139   4.01%      3.79%      3.57%
                                          ===========     ===========   ===========   ====       ====       ====

      B. Other categories - not applicable.

      C. Foreign deposits - not applicable.

      D. The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 1997:

               Three months or less                    $    19,409
               Over three through six months                 5,726
               Over six through twelve months                4,133
               Over twelve months                            6,257
                                                       -----------

                   Total                               $    35,525
                                                       ===========

      E. Time deposits greater than $100,000 issued by foreign offices - nonapplicable.


    VI.    RETURN ON EQUITY AND ASSETS

           This information is included under the heading "ITEM 6 - Selected Financial Data" on pages 15 and 16 of this document.

                                                                                   1997        1996       1995
                                                                                   ----        ----       ----
                    Dividend pay-out ratio (dividends declared
                      per share divided by net income per share)                  23.39%      19.60%     20.24%


   VII.    SHORT-TERM BORROWINGS

           This item is not required for the Corporation because average outstanding balances of short-term borrowings for the years ending December 31, 1997, 1996 and 1995 were less than 30% of shareholders' equity at such dates.

ITEM 2 - PROPERTIES

The Bank owns and operates its main office at 41 North Sandusky Street, Delaware, Ohio 43015. The Bank also operates 15 branches and 4 other properties that are owned or leased as noted below:

1.    Drive-in Office, 33 W. William St., Delaware, Ohio 43015 (owned)
2.    Delaware Center Branch Office, 199 S. Sandusky Street, Delaware, Ohio 43015 (owned)
3.    Galena Branch Office, 10 Park Street, Galena, Ohio 43021 (owned)
4.    Ostrander Branch Office, 10 West North Street, Ostrander, Ohio 43061 (owned)
5.    Green Meadows Branch Office, 9191 Columbus Pike, Lewis Center, Ohio 43035 (owned)
6.    Ashley Branch Office, 1 West High Street, Ashley, Ohio 43003 (owned)
7.    Buehlers Central Office, 800 West Central Avenue, Delaware, Ohio 43015 (leased)
8.    Marysville Banking Center, 108 South Main Street, Marysville, Ohio 43040 (leased)
9.    Marysville Banking Center II, 11069 West Fifth Street, Marysville, Ohio 43040 (leased)
10.   Powell Office, 22 South Liberty Street, Powell, Ohio 43065 (owned)
11.   Sunbury Office, 492 West Cherry Street, Sunbury, Ohio 43074 (leased)
12.   Highland Lakes Office, 6156 Highland Lakes Avenue, Westerville, Ohio 43085 (leased)
13.   Sawmill Parkway Office, 10149 Brewster Lane, Powell, Ohio, 43065, (leased)
14.   ATM Express Bank, W. Central Ave., Delaware, Ohio 43015 (leased)
15.   ATM Express Bank, Ohio Wesleyan University, Delaware, Ohio 43015 (leased)
16.   ATM Express Bank, 8208 Marysville Road West, Ostrander, Ohio 43061 (leased)
17.   Operations Center, 163 N. Sandusky Street, Delaware, Ohio 43015 (leased)
18.   ATM Express Bank, 1123 U.S. Route 23 South, Delaware, Ohio 43015 (leased)
19.   Willowbrook Branch Office, 100 Willowbrook Way South, Delaware, Ohio 43015 (leased)

The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All the properties owned by the Bank are unencumbered by any mortgage or security interest and are, in management's opinion, adequately insured. A portion of the building that houses the main office is leased to two tenants.


ITEM 3 - LEGAL PROCEEDINGS

There is no pending litigation, other than routine litigation incidental to the business of the Corporation and Bank, or of a material nature involving or naming the Corporation or Bank as a defendant. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest, which is adverse to the Corporation or Bank. No routine litigation in which the Corporation or Bank are involved is expected to have a material adverse impact on the financial position or results of operations of the Corporation or Bank.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders in the fourth quarter of 1997.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation had 4,253,200 common shares outstanding on February 28, 1998, held of record by approximately 1,407 shareholders. The Corporation's common stock is not traded on any securities exchange. However, a brokerage firm, Sweney Cartwright & Company, currently serves as the primary market maker and maintains daily bid and ask prices for the Corporation's common stock. The range of the average known price per common share by quarter provided in the chart below is based on information received from such market maker. Dividends are also shown. All figures have been restated to reflect the formation of the holding company, discussed in Item 1, whereby each shareholder of the Bank received 3 shares of the Corporation's no par value common stock for each share of Bank $1.00 par value common stock owned.

                                              March 31,        June 30,        September 30,      December 31
                                                1997             1997              1997              1997
                                                ----             ----              ----              ----

              High                          $  16.67           $21.50             $20.88         $  20.88
              Low                              14.17            16.00              19.50            20.00
              Dividends per share                .1167            .05                .05              .05

                                              March 31,        June 30,        September 30,     December 31,
                                                1996             1996              1996              1996
                                                ----             ----              ----              ----

              High                          $   9.67           $12.17             $12.33         $  15.33
              Low                               8.08             9.33              11.25            12.17
              Dividends per share                .1067             --                .1167             --

Income of the Corporation primarily consists of dividends, which were periodically declared and paid by the Board of Directors of the Bank on common shares of the Bank held by the Corporation. While management expects to maintain its policy of paying regular cash dividends in the future, no assurances can be given that any dividends will be declared or, if declared, what the amount of any such dividends will be. See Note 13 to the consolidated financial statements for a description of dividend restrictions.


TRANSFER AGENT

DCB Financial Corp. acts as transfer agent for the Corporation's common stock.


ANNUAL AND OTHER REPORTS, SHAREHOLDER AND GENERAL INQUIRIES

DCB Financial Corp. is required to file an annual report on Form 10-K, for its fiscal year ended December 31, 1997, with the Securities and Exchange Commission. Copies of the Form 10-K annual report and the Corporation's quarterly reports may be obtained without charge by contacting:

     Mr. Donald R. Blackburn
     DCB Financial Corp.
     41 N. Sandusky Street
     Delaware, Ohio  43015
     (740) 363-1133

ITEM 6 - SELECTED FINANCIAL DATA

The following tables set forth certain information concerning the consolidated financial condition, earnings and other data regarding the Corporation at the dates and for the periods indicated. As the Corporation was formed on March 14, 1997, information before the year ended December 31, 1997 is for the Bank.

Selected financial condition                                          At December 31,
                                         --------------------------------------------------------------------------
  and other data:                             1997          1996            1995            1994           1993
                                         ------------   -------------    -----------   ------------    ------------
Total amount of:
     Assets                              $    367,118   $     319,117   $    274,078   $    257,693    $    244,349
     Cash and cash equivalents                 25,283          32,359         36,179         17,774          14,255
     Bankers' acceptances                           -               -              -         12,763          30,685
     Securities available for sale             40,230          35,694         25,536              -               -
     Securities held to maturity               27,612           8,176         19,317         55,802          53,643
     Mortgage-backed securities
       available for sale                      13,705          11,480          5,942              -               -
     Mortgage-backed securities
       held to maturity                        26,222          23,695         10,160          4,456           6,670
     Loans and leases - net                   226,792         201,669        171,599        161,609         133,445
     Deposits                                 322,484         279,091        243,856        229,752         217,640
     Borrowed funds                             7,005           6,546            777          1,604           2,375
     Shareholders' equity                      36,040          32,579         28,694         25,674          23,962

                                                                  Year ended December 31,
                                         --------------------------------------------------------------------------
Summary of earnings:                          1997          1996            1995            1994           1993
                                         ------------   -------------    -----------   ------------    ------------
Interest and dividend income             $     26,409   $      23,467   $     19,972   $     16,274    $     16,076
Interest expense                               12,369          10,202          8,110          6,168           6,067
                                         ------------   -------------   ------------   ------------    ------------
Net interest income                            14,040          13,265         11,862         10,106          10,009
Provision for loan losses                         320             366            362            145             155
                                         ------------   -------------   ------------   ------------    ------------
Net interest income after
  provision for loan losses                    13,720          12,899         11,500          9,961           9,854
Noninterest income                              3,324           2,890          2,410          2,339           2,225
Noninterest expense                             9,772           8,616          8,765          8,980           8,820
                                         ------------   -------------   ------------   ------------    ------------
Income before income tax                        7,272           7,173          5,145          3,320           3,259
Income tax expense                              2,382           2,293          1,562            921             861
                                         ------------   -------------   ------------   ------------    ------------
Income before accounting change                 4,890           4,880          3,583          2,399           2,398
Cumulative effect of accounting
  change                                            -               -              -              -             560
                                         ------------   -------------   ------------   ------------    ------------
Net income                               $      4,890   $       4,880   $      3,583   $      2,399    $      2,958
                                         ============   =============   ============   ============    ============

Per Share Data: (1)
Earnings per share(2)                    $       1.14   $        1.14   $        .84   $        .56    $        .56
                                         ============   =============   ============   ============    ============
Dividends declared per share             $      .2667   $       .2234   $        .17   $      .1633    $        .15
                                         ============   =============   ============   ============    ============
------------------------

(1) Earnings and dividends per share for the Corporation have been restated to reflect the internal reorganization discussed above and the 3-for-1 stock split on June 14, 1995.

(2) Earnings per share for 1993 reflects earnings before a cumulative effect of a change in an accounting principle. Earnings per share after the cumulative effect of the change was $.69.

                                                           At or for the year ended December 31,
                                         -------------------------------------------------------------------------
Selected financial ratios:                    1997          1996            1995            1994           1993
                                         ------------   -------------    -----------   ------------    -----------
Interest rate spread
(difference between average yield
f  on interest-earning assets and
  average cost of interest-
  bearing liabilities)                      3.42%         3.75%           3.99%           3.62%         3.78%
Net interest margin (net
  interest income as a
  percentage of average
  interest-earning assets)                  4.37          4.67            4.93            4.26          4.40
Return on equity (net income
  divided by average equity)               14.00         15.99           13.17            9.73         10.45
Return on assets (net income
  divided by average total assets)          1.44          1.63            1.41             .96          1.23
Equity-to-assets ratio (average equity
  divided by average total assets)         10.29         10.22           10.71            9.84          9.55
Allowance for loan losses as a
  percentage of nonperforming loans       129.17        194.24           87.03          114.77         86.72

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Dollars in thousands, except per share amounts)


BUSINESS OF DCB FINANCIAL CORP.

DCB Financial Corp. (the "Corporation") was incorporated under the laws of the State of Ohio on March 14, 1997, at the direction of management and approval of the shareholders of The Delaware County Bank and Trust Company (the "Bank") for the purpose of becoming a bank holding company by acquiring all outstanding shares of the Bank. The Bank is a commercial bank, chartered under the laws of the State of Ohio, and was organized in 1950. The Bank is the wholly-owned subsidiary of the Corporation and its only significant asset.

The Bank conducts business from its main office at 41 North Sandusky Street in Delaware, and from its 15 full-service branch offices located in Delaware and surrounding communities. The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities and trust services. The Bank also provides cash management, bond registrar and paying services. Through its information systems department, the Bank provides data processing services to other financial institutions; however, such services are not a significant part of operations or revenue.

The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation's market area have been very sound. Unemployment statistics have generally been among the lowest in the State of Ohio, and real estate values have been stable to rising. The Corporation also invests in U.S. Government and agency obligations, obligations of states and political subdivisions, corporate obligations, mortgage-backed securities, commercial paper and other investments permitted by applicable law. Funds for lending and other investment activities come primarily from customer deposits, borrowed funds, loan and security sales and principal repayments.

As a bank holding company, the Corporation is subject to regulation, supervision and examination by the Federal Reserve Board. As a commercial bank chartered under the laws of the State of Ohio, the Bank is subject to regulation, supervision and examination by the State of Ohio Superintendent of Financial Institutions and the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC insures deposits in the Bank up to applicable limits. The Bank is also a member of the Federal Reserve System and the Federal Home Loan Bank (the "FHLB") of Cincinnati.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of DCB Financial Corp. (the "Corporation") at December 31, 1997 compared to December 31, 1996, and the consolidated results of operations for the year ended December 31, 1997 compared to 1996. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

The registrant is not aware of any trend, events or uncertainties that will have or are reasonably likely to have a material affect on the liquidity, capital resources or operations except as discussed herein. In addition, the registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented. The Corporation cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation involves risks and uncertainties and are subject to change based on various important factors. Actual results could differ materially from those expressed or implied. Additionally, the Corporation claims no notification responsibilities should their opinions change from those expressed herein.


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $367,118 at December 31, 1997 compared to $319,117 at December 31, 1996, an increase of $48,001, or 15.0%. The growth in assets was the result of the investment of funds provided by strong deposit growth in loans, securities and other investments.

Total securities increased $28,724, or 36.3%, from $79,045 at December 31, 1996 to $107,769 at December 31, 1997. The increase was the result of the reinvestment of proceeds from sales of available for sale securities, maturities, calls and principal repayments, as well as the investment of excess liquidity and funds provided from increased deposits. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities classified as available for sale totaled $53,935, or 50.0% of the total securities portfolio, at December 31, 1997. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $25,126 at December 31, 1997, provides the Corporation with a constant cash flow stream from principal repayments. Investment in corporate obligations increased $18,859 from $2,230 at December 31, 1996 to $21,089 at December 31, 1997. The increase was the result of investments in commercial paper. Totaling $19,729 at December 31, 1997, commercial paper consists of short-term, investment-grade corporate debt instruments, none of which exceeds $5 million from a single issuer. The Corporation purchased these investments in 1997 to match large public deposits of like amount and term. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $25,042, or 12.3%, from $203,592 at December 31, 1996 to $228,634. Growth was experienced in the majority of loan categories; however, the largest increases were in real estate-related loans. The continued growth in total real estate loans is related to growth in the Corporation's market area as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the year. Construction loans, both residential and commercial, increased $5,615, or 23.9%, from December 31, 1996 to December 31, 1997. Strong population growth in the Corporation's market contributed to the increase. The commercial and agricultural real estate portfolio grew $10,947, or 24.1%, from $45,487 at December 31, 1996 to $56,434 at December 31, 1997. Again, the Corporation has been able to take advantage of a strong local economy and the large number of businesses moving into the market. Many construction loans outstanding at December 31, 1996 have now been converted to permanent mortgages. There is no concentration of lending to any one industry.

Despite the strong loan growth, the gross loan to deposit ratio dropped slightly to 70.9% at December 31, 1997 compared to 72.9% at December 31, 1996.

Total deposits increased $43,393, or 15.5%, from $279,091 at December 31, 1996 to $322,484 at December 31, 1997. Noninterest-bearing deposits increased $7,180, or 16.4%, while interest-bearing deposits increased $36,213, or 15.4%. Interest-bearing demand and money market deposits decreased from 50.2% of total interest-bearing deposits at December 31, 1996 to 48.7% of total interest-bearing deposits at December 31, 1997 despite an increase in volume of $14,017, or 11.9%. The Corporation experienced a slight decrease in savings deposits that decreased from 16.3% of total interest-bearing deposits at December 31, 1996 to 13.9% of total interest-bearing deposits at December 31, 1997. Certificates of deposit increased 28.9% and made up the bulk of the growth in interest-bearing deposits. The certificates of deposit portfolio increased from 33.5% of total interest-bearing deposits at December 31, 1996 to 37.4% of total interest-bearing deposits at December 31, 1997. Growth in deposits has been due primarily to growth in the Corporation's market area as the Corporation has not used special promotions to attract the increased volume. Management believes the funds received from this deposit growth are fairly stable based on the growth in the Corporation's market area. The funds are comprised almost equally of public and private funds.

Borrowed funds consist primarily of a $5,000 short-term advance from the Federal Home Loan Bank. The Corporation borrowed the funds in the fall of 1996 to fund delayed construction loan advances due to a wet spring and summer in 1996. Construction loan repayments were reinvested in loans and management elected to renew the borrowing. Repayment or renewal terms will be evaluated at next maturity.


COMPARISON OF RESULTS OF OPERATIONS

NET INCOME. Net income for 1997 totaled $4,890, increasing only slightly over net income for 1996 of $4,880, while net income for 1995 totaled $3,583. Earnings per share, adjusted to reflect the three-for-one stock exchange related to the holding Corporation formation, was $1.14 per share for both 1997 and 1996 and $.84 per share for 1995. Return on average assets was 1.44%, 1.63% and 1.41% for 1997, 1996 and 1995, respectively, while return on average shareholders' equity was 14.00%, 15.99% and 13.17% over the same three years.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $14,040 for 1997 compared to $13,265 for 1996 and $11,862 for 1995. The $775 increase in 1997 over 1996 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average yield. The $1,403 increase in 1996 over 1995 was also due to similar reasons. The average yield earned on interest-earning assets remained constant over the comparable periods while the average rate paid on interest-bearing liabilities increased. The increase in the cost of funds was the result of the shift of funds from lower yielding demand deposit and savings accounts to high yielding money market deposits and certificates of deposit. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields. As a result, the Corporation's net interest margin, which is calculated by dividing net interest income by average interest-earning assets, decreased steadily from 4.93% in 1995 to 4.67% in 1996 and 4.37% in 1997.

PROVISION AND ALLOWANCE FOR LOAN LOSSES. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the losses inherent in the Corporation's loan portfolio. All lending activity contains associated risks of loan losses and the Corporation recognizes these credit risks as a necessary element of its business activity. To assist in identifying and managing potential loan losses, the Corporation maintains a loan review function that continuously evaluates individual credit relationships as well as overall loan-portfolio conditions. One of the primary objectives of this loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio-loss reserves.

The provision for loan losses totaled $320 in 1997 compared to $366 in 1996 and $362 in 1995. The level of the provision was made possible by the quality of the loan portfolio remaining stable over the comparable years. Net charge-offs for 1997 were $401, which represents .18% of average loans, compared to net charge-offs of .20% in 1996 and .17% in 1995.

The allowance for loan losses decreased from $1,923 at December 31, 1996 to $1,842 at December 31, 1997. As a percent of loans, the reserve decreased from 0.94% of gross loans and leases to 0.81% over the same period. Nonperforming loans, defined as loans on nonaccrual status plus accruing loans past due 90 days or more, were $990, or .49% of gross loans at December 31, 1996 compared to $1,426, or 0.62% of gross loans at December 31, 1997. Such loans have been considered in management's analysis of the allowance for loan losses. The allowance was 129.2% of nonperforming loans at December 31, 1997 compared to 194.2% at December 31, 1996. Almost the entire increase in nonperforming loans is well secured by real estate.

Management believes increasing the allowance for loan losses is prudent as total loans, particularly commercial, consumer and construction loans, increase. Accordingly, management anticipates that it will increase its provision to the allowance for loan losses for the near future.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $434, or 15.0%, in 1997 compared to 1996. Similarly, total noninterest income increased $480, or 19.9%, in 1996 compared to 1995. The increases are due to increased fee income from the Corporation's data service center, increased gains on loan sales (both servicing-released and service-retained), increased fee income on deposit and cash management accounts and increased gains on sales of securities.

Total noninterest expense increased $1,156, or 13.4%, in 1997 compared to 1996. The increases were primarily the result of increases in salaries and employee benefits, occupancy expense and equipment expense, where increases made up $829 of the total increase. These were planned increases relating increased staffing and the addition of three new facilities. During the first quarter of 1997, the Corporation moved most of its information systems and operations to a leased facility. Other departmental moves to the new facility are planned as space becomes available. Expansion of the Corporation's operations facilities was necessary to support growth. Additionally, the Corporation opened two new branch facilities, both of which were leased under 20-year fixed-cost leases. The two new branches are strategically located in areas of Delaware County currently experiencing strong population growth rates. With its broad line of products and services, the Corporation can meet the needs of the market and obtain the business needed to sustain the new branches and contribute to overall profitability.

Total noninterest expense decreased $149, or 1.7%, in 1996 compared to 1995. The decrease was primarily the result of a decrease in federal deposit insurance premiums and litigation expense. Law required the reduction in federal deposit-insurance premiums as the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") became fully capitalized in 1995.

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. See Note 11 to the Consolidated Financial Statements. The provision for income taxes totaled $2,382 in 1997, $2,293 in 1996 and $1,562 in 1995 resulting in effective tax rates of 32.8%, 32.0% and 30.4%, respectively.

YIELDS EARNED AND RATES PAID. The following table sets forth certain information relating to the Corporation's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances, which include nonaccruing loans in the loan portfolio.

                                                                               Year ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                       1997                            1996                           1995
                                         ----------------------------- ----------------------------------  -------------------------
                                           Average    Interest            Average     Interest            Average    Interest
                                         outstanding   earned/  Yield/  outstanding    earned/  Yield/  outstanding   earned/ Yield/
                                           balance      paid     rate     balance       paid     rate     balance      paid    rate
                                           -------      ----     ----     -------       ----     ----     -------      ----    ----
Interest-earning assets:
    Federal funds sold                    $  9,774   $   541    5.54%    $ 14,429     $   774    5.36%    $ 14,901   $   870   5.84%
    Bankers acceptances                      1,619       126    7.78        3,750         203    5.41        3,127       187   5.98
    Securities (1)
       Taxable                              50,780     3,304    6.48       41,255       2,536    6.15       30,121     1,989   6.60
       Tax-exempt (2)                        6,601       356    5.39        6,977         360    5.16       10,468       510   4.87
    Mortgage-backed securities (1)          37,202     2,308    6.22       28,686       1,838    6.41        9,240       422   4.57
    Loans and leases (3)                   215,680    19,774    9.17      188,679      17,756    9.41      172,688    15,994   9.26
                                          --------   -------             --------     -------             --------   -------

       Total interest-earning assets       321,656    26,409    8.22      283,776      23,467    8.27      240,545    19,972   8.30
                                                     -------                          -------                        --------

Noninterest-earning assets:
    Cash and amounts due from banks         12,848                         11,558                           10,863
    Premises and equipment, net              3,240                          2,617                            2,545
    Other nonearning assets                  3,598                          2,625                            2,116
    Allowance for loan losses               (1,942)                        (1,924)                          (1,891)
                                          --------                       --------                         --------

       Total assets                       $339,400                       $298,652                         $254,178
                                          ========                       ========                         ========

Interest-bearing liabilities:
    Demand deposits                        123,898     5,810    4.69      114,648       5,041    4.40       85,544     3,726   4.36
    Savings deposits                        37,874     1,204    3.18       38,781       1,241    3.20       41,833     1,359   3.25
    Certificates of deposit                 89,667     5,000    5.58       69,968       3,766    5.38       59,150     2,941   4.97
                                          --------   -------             --------     -------              --------   -------
       Total deposits                      251,439    12,014    4.78      223,397      10,048    4.50      186,527     8,026   4.30

    Borrowed funds                           6,106       355    5.81        2,384         154    6.42        1,498        84   5.61
                                          --------   -------             --------     -------              --------   -------

       Total interest-bearing liabilities  257,545    12,369    4.80      225,781      10,202    4.52      188,025     8,110   4.31
                                                     -------                          -------                        --------

                                                                                       Year ended December 31,
                                                -----------------------------------------------------------------------------------
                                                                  1997                     1996                       1995
                                                ----------------------------- -------------------------- --------------------------
                                                  Average    Interest          Average   Interest          Average  Interest
                                                outstanding   earned/  Yield/ outstanding earned/ Yield/ outstanding earned/ Yield/
                                                  balance     paid      rate    balance    paid    rate    balance    paid    rate
                                                  -------     ----      ----    -------    ----    ----    -------    ----    ----
Noninterest-bearing liabilities:
    Demand deposits                              $    45,330                   $ 41,661                     $38,612
    Other liabilities                                  1,588                        708                         328
                                                 -----------                   --------                     -------

       Total liabilities                             304,463                    268,150                      38,940

Shareholders' equity                                  34,937                     30,502                      27,213
                                                 -----------                   --------                    --------

       Total liabilities & shareholders' equity  $   339,400                   $298,652                    $254,178
                                                 ===========                   ========                    ========

Net interest income; interest rate spread                     $14,040   3.42%             $13,265   3.75%            $11,862   3.99%
                                                              ======= ======              ======= ======             ======= ======

Net interest margin (net interest income as a
  percent of average interest-earning assets)                           4.37%                       4.67%                      4.93%
                                                                      ======                      ======                     ======

Average interest-earning assets to average
  interest-bearing liabilities                                        124.89%                     125.69%                    127.93%
                                                                      ======                      ======                     ======

------------------------
(1) Average balance includes unrealized gains and losses while yield is based on amortized cost.

(2) Interest on tax-exempt securities is reported on a historical basis without tax-equivalent adjustment. Interest on tax-exempt securities on a tax equivalent basis was $539 in 1997, $545 in 1996 and $773 in 1995.

(3) Calculated net of deferred loan fees, loan discounts, unearned interest and loans in process.

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Corporation's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (multiplied by prior year rate); (2) changes in rate (multiplied by prior year volume); and, (3) total changes in rate and volume. The combined effects of changes in both volume and rate, that are not separately identified, have been allocated proportionately to the change due to volume and change due to rate:

                                                                         Year ended December 31,
                                                   ----------------------------------------------------------------
                                                            1997 vs. 1996                     1996 vs. 1995
                                                   -------------------------------      ---------------------------
                                                          Increase                         Increase
                                                         (decrease)                       (decrease)
                                                           due to                           due to
                                                   -------------------                  ---------------
                                                      Volume      Rate       Total      Volume     Rate       Total
                                                      ------      ----       -----      ------     ----       -----
Interest income attributable to:
     Federal funds sold                            $    (257)  $     24   $    (233)  $   (27)  $    (69)   $   (96)
     Bankers acceptances                                (144)        67         (77)       35        (19)        16
     Securities:
         Taxable                                         623        145         768       692       (145)       547
         Tax-exempt                                      (20)        16          (4)     (179)        29       (150)
     Mortgage-backed securities                          530        (60)        470     1,188        228      1,416
     Loans and leases                                  2,485       (467)      2,018     1,501        261      1,762
                                                   ---------   --------   ---------   -------   --------    -------

              Total interest income                    3,217       (275)      2,942     3,210        285      3,495
                                                   ---------   --------   ---------   -------   --------    -------

Interest expense attributable to:
     Demand deposits                                     422        347         769     1,279         36      1,315
     Savings deposits                                    (29)        (8)        (37)      (98)       (20)      (118)
     Certificates of deposit                           1,094        139       1,233       568        257        825
     Borrowings                                          217        (15)        202        56         14         70
                                                   ---------   --------   ---------   -------   --------    -------

              Total interest expense                   1,704        463       2,167     1,805        287      2,092
                                                   ---------   --------   ---------   -------   --------    -------

Increase (decrease) in net
  interest income                                  $   1,513   $   (738)  $     775   $ 1,405   $     (2)   $ 1,403
                                                   =========   ========   =========   =======   ========    =======

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

The Corporation's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risks. Interest rate risk is the risk that the Corporation's financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk.

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Asset and Liability Management Policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indecies change. Currently, $148,711, or 65.0%, of the Corporation's loan portfolio reprices on at least an annual basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997, based on information and assumptions set forth in the Notes. The Corporation believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted average interest rate. For variable rate loans the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior.

                                                                                                              Fair
                                 1998      1999         2000     2001       2002    Thereafter     Total      Value
                                 ----      ----         ----     ----       ----    ----------     -----      -----
Rate-sensitive assets:
Fixed-rate loans (1)         $  14,229   $  7,002   $ 10,438   $ 15,565     16,303   $ 16,386   $  79,923   $  81,090
Average interest rate            8.85%      9.50%      9.88%      9.16%      9.24%      8.45%      9.10%
Variable-rate loans (1) (2)     41,249      3,765      4,246      2,505      5,062     91,884     148,711     149,020
Average interest rate            9.40       9.74       9.62       9.46       9.51       9.05        9.20
Fixed-rate debt securities -
  available for sale (1)         5,596      7,769      1,854      5,019      1,272     17,670      39,180      39,180
Average interest rate            5.51       6.39       6.47       6.88       6.87       7.99        7.07
Fixed-rate debt securities -
  held to maturity (1)          21,433        852        612      1,252        604      2,859      27,612      27,772
Average interest rate            5.87       5.80       5.14       5.68       5.82       5.92        5.85
Fixed-rate mortgage-backed
  securities - available for
  sale (3)                         201        171        259         71        246        394       1,342       1,342
Average interest rate            7.23       7.23       7.11       7.26       6.34       7.88        7.23
Variable-rate mortgage-backed
  securities - available for
  sale (4)                         618        587        558        530        504      9,566      12,363      12,363
Average interest rate            6.71       6.71       6.71       6.71       6.71       6.71        6.71
Fixed-rate mortgage-backed
  securities - held to
  maturity (3)                   4,243      5,129      2,648      2,061      2,921      9,220      26,222      26,386
Average interest rate            7.13       7.15       7.06       7.40       7.41       7.05        7.16
   Federal funds sold (5)       11,000         --         --         --         --         --      11,000      11,000
   Average interest rate         6.42%         --         --         --         --         --       6.42

Rate sensitive liabilities:
Noninterest-bearing
  deposits (6)               $  12,743   $ 10,194   $  7,645   $  6,371   $  6,371   $  7,645   $  50,969   $  50,969
Average interest rate               --         --         --         --         --         --          --
Interest-bearing demand
  deposits (7)                  42,493     33,995     25,496     21,247     21,247     25,496     169,974     169,974
Average interest rate            4.15%      4.15%      4.15%      4.15%      4.15%      4.15%       4.15%
Time deposits (8)               74,875     23,535      3,117         14         --         --     101,541     102,256
Average interest rate            5.09       6.08       5.94       5.59          --         --       5.35
Fixed-rate borrowings (8)        7,005         --         --         --         --         --       7,05        7,005
Average interest rate            5.81          --         --         --         --         --       5.81

----------------------------

(Footnotes continued on next page)

(1) Assumes normal amortization based on contractual maturity and repayment. Expected maturity is not significantly different from contractual maturity.

(2) Variable-rate commercial and home-equity loans are based on the prime rate of interest as stated in the Wall Street Journal and are subject to repricing when the prime rate is adjusted. Variable-rate mortgage loans are based on a constant maturity treasury index and are subject to repricing on a 1-, 3- and 5-year basis.

(3) In addition to amounts contractually due in the periods indicated, fixed-rate mortgage-backed securities assume a prepayment rate on the remaining balances of 15% for the first two years and 10% for years 3, 4 and 5 with the remaining 40% being more than 5 years.

(4) In addition to amounts contractually due in the periods indicated, variable-rate mortgage-backed securities assume a prepayment rate on the remaining balances of 5% for each year with the remaining 75% being more than 5 years.

(5) The interest rate on federal funds is subject to daily repricing and is that which is currently offered by the correspondent banks buying these short-term, overnight funds.

(6) Noninterest-bearing checking accounts assume a decay rate of 25% for year 1, 20% for year 2, 15% for year 3 and 12.5% for each of years 4 and 5 with the remaining 15% being more than 5 years.

(7) Savings, NOW and money market accounts assume a decay rate of 20% for each of years 1 and 2, 15% for each of years 3 and 4 and 10% for year 5 with the remaining 20% being more than 5 years.

(8) Based on contractual maturity as management believes expected maturity is not significantly different from contractual maturity.


LIQUIDITY

Liquidity is the ability of the Corporation to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered by the Corporation to its customers. The Corporation's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Corporation maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents decreased $7,076, or 21.9%, from $32,359 at December 31, 1996 to $25,283 at December 31, 1997. The decrease the result of a shift of investments in federal funds sold to higher yielding loans and securities. Cash and cash equivalents at December 31, 1997 represented 6.9% of total assets compared to 10.1% of total assets at December 31, 1996. The Corporation has the ability to borrow up to approximately $21,416 from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions which affected the Corporation's level of cash and cash equivalents, cash flows and liquidity during 1997 were the net increase in loans of $23,806; the net increase in commercial paper of $19,729; the receipt of proceeds from maturities and repayments of securities of $36,297; the receipt of proceeds from sales of available for sale securities of $8,084; securities purchases of $53,487 and the net increase in deposits of $43,393.


CAPITAL RESOURCES

Total shareholders' equity increased $3,461 primarily due to earnings retained. The increase is net of cash dividends paid of $1,140. The dividends consisted of quarterly payments beginning with the May 1997 dividend. Previously, payments were made semiannually. Additionally, the Corporation purchased 20,000 shares of treasury stock, which reduced shareholders' equity by $416, or the cost of the shares purchased. The shares were purchased in the over-the-counter market as a means to reduce the Corporation's excess capital. Management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

The components of shareholders' equity changed during the first quarter of 1997 with the formation of the holding company. Shareholders of the Bank received three shares of Corporation stock, no par value, for each share of Bank $1.00 par value stock owned. This exchange resulted in the reclassification of additional paid-in capital to common stock. The holding Corporation was formed to allow management to pursue other forms of financial services or acquisitions of full-service banking operations or branches of other organizations.

Tier 1 capital is shareholders' equity excluding the unrealized gain or loss securities classified as available for sale and intangible assets. Tier 2 capital, or total capital, includes Tier 1 capital plus the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Corporation's total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk.

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk weighted assets was 14.1% at December 31, 1997, while the Tier 1 risk-based capital ratio was 13.4%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 10.0% at December 31, 1997 exceeded the regulatory minimum for capital adequacy purposes of 4%.


YEAR 2000 ISSUE

Many computer programs that are in use today use only two digits to indicate which year is represented. If such computer applications are not changed to allow the data field to reflect the change in the century, the application may fail or create erroneous results at the Year 2000 due to the improper sequence of the year changing from "99" to "00".

Management of the Corporation has conducted an evaluation of all significant computer systems used in the business of the Corporation to determine whether such systems will function at the change of the century. Management determined that most programs are or will be capable of identifying the turn of the century. In order to prevent potential credit quality issues, management is also assessing the Year 2000 compliance status of major loan customers to determine whether or not such entities are taking steps to ensure their systems will function properly in the Year 2000. Management closely monitors the issue and full compliance is expected by the end of 1998. Management does not anticipate any material costs to be incurred to update its systems to be Year 2000 compliant.

IMPACT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," was adopted in 1997 and requires dual presentation of basic earnings per share ("EPS") and diluted EPS for entities with complex capital structures. Adoption of SFAS No. 128 did not alter EPS data previously reported.

SFAS No. 129, "Disclosures of Information about Capital Structure," became effective for the Corporation in 1997. SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 did not affect the Corporation's disclosures.

Two additional pronouncements become effective for the Corporation in 1998. SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," each require selected additional disclosures in the Corporation's 1998 financial statements.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included under the heading "Asset and Liability Management and Market Risk" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 23 through 25 of this document.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA











                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
DCB Financial Corp.
Delaware, Ohio

We have audited the accompanying consolidated balance sheets of DCB Financial Corp. (the "Corporation") as of December 31, 1997 and 1996, and related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCB Financial Corp. as of December 31, 1997 and 1996, and consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for loan servicing rights in 1996 to comply with new accounting guidance.




                                                   Crowe, Chizek and Company LLP
Columbus, Ohio
January 23, 1998

                               DCB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                                                             1997           1996
                                                                                             ----           ----
ASSETS
Cash and due from banks                                                               $      14,283     $    14,109
Federal funds sold                                                                           11,000          18,250
                                                                                      -------------     -----------
     Total cash and cash equivalents                                                         25,283          32,359
Securities available for sale, at fair value                                                 53,935          47,174
Securities held to maturity (estimated fair value of $54,158 in 1997
  and $32,171 in 1996)                                                                       53,834          31,871
Loans and leases                                                                            228,634         203,592
Less allowance for loan and lease losses                                                     (1,842)         (1,923)
                                                                                      -------------     -----------
     Net loans and leases                                                                   226,792         201,669
Premises and equipment, net                                                                   3,756           2,704
Accrued interest receivable and other assets                                                  3,518           3,340
                                                                                      -------------     -----------

              Total assets                                                            $     367,118     $   319,117
                                                                                      =============     ===========


LIABILITIES
Deposits
     Noninterest-bearing                                                              $      50,969     $    43,789
     Interest-bearing                                                                       271,515         235,302
                                                                                      -------------     -----------
         Total deposits                                                                     322,484         279,091
Borrowed funds                                                                                7,005           6,546
Accrued interest payable and other liabilities                                                1,589             901
                                                                                      -------------     -----------
     Total liabilities                                                                      331,078         286,538

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,200 issued in
  1997; $1.00 par value, 1,424,400 shares
  authorized and issued in 1996                                                               3,779           1,424
Additional paid-in capital                                                                       --           2,355
Retained earnings                                                                            32,432          28,682
Treasury stock, 20,000 shares, at cost                                                         (416)             --
Unrealized gain on securities available for sale                                                245             118
                                                                                      -------------     -----------
     Total shareholders' equity                                                              36,040          32,579
                                                                                      -------------     -----------

              Total liabilities and shareholders' equity                              $     367,118     $   319,117
                                                                                      =============     ===========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                               DCB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                                                   1997        1996          1995
                                                                                   ----        ----          ----
INTEREST INCOME
     Loans, including fees                                                    $   19,774    $  17,756    $   15,994
     Securities
         Taxable                                                                   5,612        4,374         2,411
         Tax-exempt                                                                  356          360           510
     Federal funds sold                                                              541          774           870
     Other                                                                           126          203           187
                                                                              ----------    ---------    ----------
              Total interest income                                               26,409       23,467        19,972

INTEREST EXPENSE
     Deposits                                                                     12,014       10,048         8,026
     Borrowings                                                                      355          154            84
                                                                              ----------    ---------    ----------
              Total interest expense                                              12,369       10,202         8,110
                                                                              ----------    ---------    ----------

NET INTEREST INCOME                                                               14,040       13,265        11,862

Provision for loan losses                                                            320          366           362
                                                                              ----------    ---------    ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               13,720       12,899        11,500

NONINTEREST INCOME
     Service charges on deposit accounts                                           1,389        1,235         1,134
     Trust department income                                                         166          123           107
     Securities gains (losses)                                                        36           (6)           17
     Net gains from sales of loans                                                   268          181            59
     Other                                                                         1,465        1,357         1,093
                                                                              ----------    ---------    ----------
              Total noninterest income                                             3,324        2,890         2,410

NONINTEREST EXPENSE
     Salaries and other employee benefits                                          5,070        4,602         4,499
     Equipment                                                                       813          635           622
     Occupancy                                                                       805          654           590
     State franchise taxes                                                           503          414           374
     Other                                                                         2,581        2,311         2,680
                                                                              ----------    ---------    ----------
              Total noninterest expense                                            9,772        8,616         8,765
                                                                              ----------    ---------    ----------

INCOME BEFORE INCOME TAXES                                                         7,272        7,173         5,145

Provision for income taxes                                                         2,382        2,293         1,562
                                                                              ----------    ---------    ----------

NET INCOME                                                                    $    4,890    $   4,880    $    3,583
                                                                              ==========    =========    ==========

EARNINGS PER COMMON SHARE                                                     $     1.14    $    1.14    $      .84
                                                                              ==========    =========    ==========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                               DCB FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the years ended December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


                                                                                        Unrealized
                                                                                      Gain (Loss) on
                                           Additional                                   Securities         Total
                             Common          Paid-in       Retained      Treasury        Available     Shareholders'
                              Stock          Capital       Earnings        Stock         for Sale         Equity
                              -----          -------       --------        -----         --------         ------
BALANCE, JANUARY 1,
  1995                    $    1,187     $    2,592     $   21,905                     $      (10)     $  25,674

Net income                                                   3,583                                         3,583
Cash dividends declared
  ($.17 per share)                                            (731)                                         (731)
Stock split and change in
  par value of common
  stock                          237           (237)
Change in fair value of
  securities available
  for sale                                                                                    168            168
                          ----------     ----------     ----------                     ----------      ---------

BALANCE, DECEMBER 31,
  1995                         1,424          2,355         24,757                            158         28,694

Net income                                                   4,880                                         4,880
Cash dividends declared
  ($.2234 per share)                                          (955)                                         (955)
Change in fair value of
  securities available
  for sale                                                                                    (40)           (40)
                          ----------     ----------     ----------                     ----------      ---------

BALANCE, DECEMBER 31,
  1996                         1,424          2,355         28,682                            118         32,579

Net income                                                   4,890                                         4,890
Cash dividends declared
  ($.2667 per share)                                        (1,140)                                       (1,140)
Formation of holding
  company                      2,355         (2,355)
Purchase of 20,000
  treasury shares                                                       $     (416)                         (416)
Change in fair value of
  securities available
  for sale                                                                                    127            127
                          ----------     ----------     ----------      ----------     ----------      ---------

BALANCE, DECEMBER 31,
  1997                    $    3,779     $        -     $   32,432      $     (416)    $      245      $  36,040
                          ==========     ==========     ==========      ==========     ==========      =========


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                               DCB FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996 and 1995
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                   1997         1996         1995
                                                                                   ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $    4,890    $   4,880    $    3,583
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                520          428           413
         Provision for loan losses                                                   320          366           362
         Deferred tax expense                                                        612          277            87
         Securities losses (gains)                                                   (36)           6           (17)
         Net amortization (accretion)                                                194          275          (517)
         Federal Home Loan Bank stock dividends                                      (67)         (41)           --
         Change in loans held for sale                                            (1,637)        (496)         (262)
         Changes in other assets and other liabilities, net                         (369)        (720)         (191)
                                                                              ----------    ---------    ----------
              Net cash from operating activities                                   4,427        4,975         3,458

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in bankers' acceptances                                               --           --        12,763
     Securities available for sale
         Purchases                                                               (29,048)     (31,595)      (18,696)
         Maturities and repayments                                                14,247        9,894           321
         Proceeds from sales                                                       8,084        5,740         1,067
     Securities held to maturity
         Purchases                                                               (58,955)     (84,208)     (106,104)
         Maturities and repayments                                                37,050       81,778       123,503
     Net change in loans                                                         (23,806)     (29,940)      (10,090)
     Premises and equipment expenditures                                          (1,572)        (599)         (322)
     Proceeds from sale of premises and equipment                                     --           56           183
     Purchases of other real estate                                                   --           --          (244)
     Proceeds from sale of other real estate                                         201           30            20
                                                                              ----------    ---------    ----------
              Net cash from investing activities                                 (53,799)     (48,844)        2,401

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                       43,393       35,235        14,104
     Net change in short-term borrowings                                             461          792          (806)
     Proceeds from long-term debt                                                  5,000        5,000
     Repayment of long-term debt                                                  (5,002)         (23)          (21)
     Purchases of treasury stock                                                    (416)          --            --
     Cash dividends paid                                                          (1,140)        (955)         (731)
                                                                              ----------    ---------    ----------
              Net cash from financing activities                                  42,296       40,049        12,546
                                                                              ----------    ---------    ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (7,076)      (3,820)       18,405
Cash and cash equivalents at beginning of year                                    32,359       36,179        17,774
                                                                              ----------    ---------    ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $   25,283    $  32,359    $   36,179
                                                                              ==========    =========    ==========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements include the accounts of DCB Financial Corp. (the "Corporation") and its wholly-owned subsidiary, The Delaware County Bank and Trust Company (the "Bank"). The financial statements of the Bank include accounts of its wholly-owned subsidiaries, D.C.B. Corporation and 362 Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

On March 14, 1997, a holding company was formed through an internal reorganization whereby each shareholder of the Bank received three shares of the Corporation's no par value common stock for each share of Bank $1.00 par value common stock owned. This internal reorganization was accounted for similar to a pooling of interests, where the historical carrying values of the Bank's assets and liabilities were carried forward to the consolidated financial statements, without change. The Corporation transferred $2,355 from paid-in capital to common stock due to the elimination of par value.

Nature of Operations: The Corporation's revenues, operating income and assets are primarily from the banking industry. The Corporation operates 15 offices in Delaware and Union Counties, Ohio. Loan customers include a wide range of individuals, businesses and other organizations. Major portions of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items. The Corporation's primary funding source is deposits from customers in its market area. The Corporation also purchases investments, operates a trust department and engages in mortgage banking operations.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided; future results could differ. The collectibility of loans, fair value of financial instruments and status of contingencies are particularly subject to change.

Cash Flow Reporting: For the purpose of reporting cash flows, cash and cash equivalents include those amounts included in the balance sheet captions, "Cash and due from banks" and "Federal funds sold." The Corporation reports net cash flows for customer loan and deposit transactions, short-term bankers acceptances and short-term borrowings.

The Corporation paid interest of $12,213, $10,077, and $7,860 for 1997, 1996 and 1995. Cash paid for income taxes was $2,190, $2,200, and $1,567 for 1997, 1996 and 1995.

Noncash transactions in 1997 included a transfer of $2,355 from additional paid-in capital to common stock due to the elimination the par value of common stock upon formation of the holding company. There were no significant noncash transactions in 1996. During 1995, securities with an amortized cost of $13,600 were reclassified from held to maturity to available for sale, based on new interpretations issued for Statement of Financial Accounting Standards ("SFAS") No. 115. At the time of reclassification, a related unrealized gain of $90 was recorded as an increase in shareholders' equity, net of tax.


--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bankers' Acceptances: Bankers' acceptances represent short-term financing arrangements the issuing party has agreed to pay at maturity. Interest income on these instruments is accrued over the contract period.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are classified as trading when held for short-term periods in anticipation of market gains, and are carried at fair value. Securities are written down to fair value when a decline in fair value is not temporary. The Corporation held no trading securities during any period presented.

Realized gains and losses on sales are determined using the amortized cost of the specific security sold. Interest income includes amortization of purchase premiums and discounts.

Loans Held for Sale: Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are included in real estate mortgage loans and are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. To mitigate the interest rate risk, fixed commitments may be obtained at the time loans are originated or identified for sale. Loans originated and held for sale totaled $2,416 and $779 at year-end 1997 and 1996.

Loans Receivable: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not recognized when management believes the collection of interest is doubtful, typically when payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.



--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans and on an individual loan basis for other loans. In addition, loans held for sale and leases are excluded from consideration of impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

Concentrations of Credit Risk: The Corporation grants commercial, real estate and consumer loans primarily in Delaware County, Ohio, and surrounding areas. Loans for commercial real estate, farmland, construction and land development purposes comprise 37.4% of loans. Loans for commercial purposes comprise 16.4% of loans, and include loans secured by business assets and agricultural loans. Loans for residential real estate purposes aggregate 20.8% of loans. Loans and leases for consumer purposes, including home equity loans, are primarily secured by consumer assets and represent 25.4% of total loans. The borrowers' ability to honor their contracts is not dependent on the economic status of any single industry.

Premises and Equipment: Asset cost is reported net of accumulated depreciation. Depreciation expense is calculated using the straight-line method based on the estimated useful lives of assets. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

Other Real Estate Owned: Real estate acquired in settlement of loans is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of initial amount or fair value less costs to sell. Expenses are charged to operations as incurred. Gains and losses on disposition and changes in the valuation allowance are reported in other expense.

Loan Servicing: The Corporation has sold various loans to the Federal Home Loan Mortgage Corporation ("FHLMC") while retaining servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale.

Under a new accounting standard adopted in 1996, mortgage servicing rights are recorded as assets when the related loan is sold. These assets are amortized in proportion to, and over the period of, estimated net servicing income and are evaluated periodically for impairment. Impairment is evaluated based on the fair value of the rights using groupings of underlying loans with similar characteristics. Any impairment of a grouping is reported as a valuation allowance. Mortgage servicing rights totaled $176 and $107 at year-end 1997 and 1996, and are included in "Accrued interest receivable and other assets" on the accompanying consolidated balance sheet.

Income Taxes: Income tax expense is the sum of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.


--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance-sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

Earnings Per Common Share: Earnings per common share is computed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was adopted retroactively by the Corporation on December 31, 1997. Adoption of SFAS 128 did not change the earnings per share amounts previously reported by the Corporation. Earnings per share computations are based on the weighted average number of shares of common stock outstanding during the year. In January 1995, the Board of Directors voted to split the stock on a 3-for-1 basis and changed the par value of each share from $2.50 to $1.00. The split was effective and payable on June 14, 1995. All per-share data has been retroactively adjusted for the stock split. The Corporation transferred $237 from additional paid-in capital to common stock due to the reduction in par value. Additionally, all prior per-share data has been restated to reflect the shares issued in the internal reorganization discussed above.

The weighted average number of shares outstanding was 4,270,789 for 1997 and 4,273,200 for 1996 and 1995.

Financial Statement Presentation: Some items in prior financial statements have been reclassified to conform to the current presentation.



--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------



NOTE 2 - SECURITIES

Year-end securities were as follows:

                                                        ------------------------1997-----------------------
                                                                         Gross        Gross       Estimated
                                                          Amortized   Unrealized   Unrealized       Fair
                                                            Cost         Gains       Losses         Value
                                                            ----         -----       ------         -----
         SECURITIES AVAILABLE FOR SALE
         U.S. Treasury securities                       $    5,538    $       30   $       --   $    5,568
         Obligations of U.S. government
           agencies and corporations                        33,176           234           (1)      33,409
         Obligations of states and political
           subdivisions                                        203            --           --          203
         Mortgage-backed securities                         13,608           107          (10)      13,705
                                                        ----------    ----------   ----------   ----------
              Total debt securities                         52,525           371          (11)      52,885

         Equity securities                                   1,038            12           --        1,050
                                                        ----------    ----------   ----------   ----------

         Total securities available for sale            $   53,563    $      383   $      (11)  $   53,935
                                                        ==========    ==========   ==========   ==========

         SECURITIES HELD TO MATURITY
         Obligations of states and political
           subdivisions                                 $    6,523    $      215   $      (15)  $    6,723
         Corporate obligations                              21,089             6          (46)      21,049
         Mortgage-backed securities                         26,222           190          (26)      26,386
                                                        ----------    ----------   ----------   ----------

         Total securities held to maturity              $   53,834    $      411   $      (87)  $   54,158
                                                        ==========    ==========   ==========   ==========

                                                        ------------------------1996-----------------------
                                                                         Gross        Gross       Estimated
                                                          Amortized   Unrealized   Unrealized       Fair
                                                            Cost         Gains       Losses         Value
                                                            ----         -----       ------         -----
         SECURITIES AVAILABLE FOR SALE
         U.S. Treasury securities                       $    5,483    $       35   $       --   $    5,518
         Obligations of U.S. government
           agencies and corporations                        28,238           139          (11)      28,366
         Obligations of states and
           political subdivisions                              203            --          (10)         193
         Mortgage-backed securities                         11,421            69          (10)      11,480
                                                        ----------    ----------   ----------   ----------
              Total debt securities                         45,345           243          (31)      45,557

         Equity securities                                   1,652             9          (44)       1,617
                                                        ----------    ----------   ----------   ----------

         Total securities available for sale            $   46,997    $      252   $      (75)  $   47,174
                                                        ==========    ==========   ==========   ==========

--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                        ------------------------1996-----------------------
                                                                         Gross        Gross       Estimated
                                                          Amortized   Unrealized   Unrealized       Fair
                                                            Cost         Gains       Losses         Value
                                                            ----         -----       ------         -----
         SECURITIES HELD TO MATURITY
         Obligations of states and
           political subdivisions                       $    5,946    $      191   $      (30)  $    6,107
         Corporate obligations                               2,230            20           (5)       2,245
         Mortgage-backed securities                         23,695           172          (48)      23,819
                                                        ----------    ----------   ----------   ----------

         Total securities held to maturity              $   31,871    $      383   $      (83)  $   32,171
                                                        ==========    ==========   ==========   ==========

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

The amortized cost and estimated fair value of debt securities at year-end 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                                                    Available for sale          Held to maturity
                                                                    ------------------          ----------------
                                                                    Amortized     Fair       Amortized      Fair
                                                                      Cost        Value        Cost         Value
                                                                      ----        -----        ----         -----
Due in one year or less                                          $    5,575   $    5,596    $  21,433    $   21,396
Due from one to five years                                           15,734       15,824        3,320         3,353
Due from five to ten years                                           16,586       16,735        2,347         2,463
Due after ten years                                                   1,022        1,025          512           560
Mortgage-backed securities                                           13,608       13,705       26,222        26,386
                                                                 ----------   ----------    ---------    ----------
                                                                 $   52,525   $   52,885    $  53,834    $   54,158
                                                                 ==========   ==========    =========    ==========

Proceeds from sales of securities available for sale totaled $8,084, $5,740 and $1,067 for 1997, 1996 and 1995. Gross gains of $53, $4 and $26 and gross losses of $17, $10 and $9 were realized on those sales.

At year-end 1997, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

Investments with a carrying value of approximately $42,689 and $29,376 as of year-end 1997 and 1996, were pledged to secure public funds and other obligations.

--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 3 - LOANS AND LEASES

Year-end loans and leases were as follows:


                                                         1997          1996
                                                         ----          ----
         Loans secured by real estate
             Real estate construction              $    29,104   $    23,489
             Residential                                47,509        47,006
             Commercial and farmland                    56,434        45,487
         Commercial and industrial                      29,720        29,935
         Agricultural                                    5,872         5,098
         State and political subdivisions                1,894         1,803
         Consumer and credit card                       42,914        38,269
         Lease financing, net                            9,010         6,759
         Home equity lines of credit                     6,177         5,746
                                                   -----------   -----------

                                                   $   228,634   $   203,592
                                                   ===========   ===========

Certain directors, executive officers and principal shareholders of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers during 1997 and 1996. A summary of activity on these borrower relationships with aggregate debt greater than $60,000 is as follows:

                                                     1997         1996
                                                     ----         ----
         Beginning balance                        $   2,734   $   3,432
         New loans and advances                       1,313       4,084
         Payments                                      (554)     (4,782)
                                                  ---------   ---------

         Ending balance                           $   3,493   $   2,734
                                                  =========   =========

The following is a summary of the components of the Corporation's net investment in direct financing equipment and vehicle leases at year-end:

                                                   1997         1996
                                                   ----         ----
         Minimum lease payments receivable      $   4,880   $   3,587
         Lease residuals (unguaranteed)             5,668       4,215
                                                ---------   ---------
                                                   10,548       7,802
         Unearned income                            1,538       1,043
                                                ---------   ---------

                                                $   9,010   $   6,759
                                                =========   =========

--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                                                                            1997        1996         1995
                                                                            ----        ----         ----
         Balance at beginning of year                                    $   1,923   $   1,940   $   1,865
         Provision for loan losses                                             320         366         362
         Loans charged off                                                    (644)       (528)       (424)
         Recoveries                                                            243         145         137
                                                                         ---------   ---------   ---------

              Balance at end of year                                     $   1,842   $   1,923   $   1,940
                                                                         =========   =========   =========

Impaired loans were as follows:

                                                                              1997        1996       1995
                                                                              ----        ----       ----
         Year-end impaired loans with no allowance
           for loan losses allocated                                     $      --   $      --   $   1,430
         Year-end impaired loans with allowance
           for loan losses allocated                                           265          41          83
         Amount of the allowance allocated                                     173          14          50

         Average impaired loans during the year                                207         249       1,647
         Interest income recognized during year                                 20         295          85
         Cash basis interest income recognized                                  17         289          79


NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                                                                         1997         1996
                                                                                         ----         ----
         Land                                                                        $     286   $     286
         Buildings                                                                       2,103       1,761
         Furniture and equipment                                                         2,941       3,162
         Leasehold improvements                                                          1,070       1,070
                                                                                     ---------   ---------
                                                                                         6,400       6,279
         Accumulated depreciation and amortization                                       2,644       3,575
                                                                                     ---------   ---------

                                                                                     $   3,756   $   2,704
                                                                                     =========   =========

--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 6 - LEASE COMMITMENTS

The Corporation has long-term operating leases for branch offices and equipment, which expire at various dates through 2017. Rental expense on lease commitments for 1997, 1996 and 1995 amounted to $362, $210 and $248. In 1997, the
Corporation entered into two leases for branch facilities with a partnership in which a director of the Corporation holds an interest. One lease commenced on April 1, 1997 for a term of 20 years with annual rental payments of $84. The other lease commenced on September 1, 1997 for a term of 20 years with annual rental payments of $71. The following is a summary of the future minimum lease payments on the Corporation's lease obligations:

                           1998                          $    654
                           1999                               552
                           2000                               503
                           2001                               455
                           2002                               296
                           Thereafter                       2,591
                                                         --------

                                                         $  5,051
                                                         ========

NOTE 7 - INTEREST-BEARING DEPOSITS

Year-end interest-bearing deposits were as follows:

                                                                                      1997         1996
                                                                                      ----         ----
         Interest-bearing demand and money
           market deposits                                                       $   132,167   $   118,150
         Savings deposits                                                             37,807        38,389
         Certificates of deposit
              In denominations under $100,000                                         66,016        56,655
              In denominations of $100,000 or more                                    35,525        22,108
                                                                                 -----------   -----------

                                                                                 $   271,515   $   235,302
                                                                                 ===========   ===========

At year-end 1997, the scheduled maturities of certificates of deposit were as follows:

                           1998             $    74,875
                           1999                  23,535
                           2000                   3,117
                           2001                      14
                                            -----------

                                            $   101,541
                                            ===========

--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 8 - BORROWED FUNDS

The following table is a summary of year-end borrowings:

                                                                                        1997         1996
                                                                                        ----         ----
         270 day Federal Home Loan Bank advance due August 1998 - 5.91%              $   5,000          --

         120 day Federal Home Loan Bank advance due January 1997 - 5.75%                    --   $   5,000

         Demand note issued to the U.S. Treasury                                         2,005       1,323

         6 month promissory note due May 1997 - prime rate                                  --         221

         Mortgage note - monthly principal and interest payments through 1997,
         collateralized by first mortgages - 9%                                             --           2
                                                                                     ---------   ---------
                                                                                     $   7,005   $   6,546
                                                                                     =========   =========

During 1996, the Bank joined the Federal Home Loan Bank ("FHLB") of Cincinnati. As a member, the Bank has the ability to obtain up to approximately $21,416 in advances from the FHLB, subject to the purchase of additional FHLB stock. The advances are collateralized by a blanket pledge of the Corporation's residential mortgage loan portfolio and FHLB stock.


NOTE 9 - RETIREMENT PLANS

The Bank provides a 401(k) savings plan for all eligible employees. To be eligible, an individual must have at least 1,000 hours of service during a 12-consecutive-month period and must be 20 or more years of age. Participants are permitted to make voluntary contributions to the Plan of up to 10% of individual compensation. The Bank matches 50% of those contributions up to a maximum match of 3% of the participant's compensation. The Bank may also provide an additional discretionary percentage. Employee voluntary contributions are vested at all times and Bank contributions are fully vested after three years. The 1997, 1996 and 1995 expense related to this plan was $170, $168 and $153.



--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 10 - OTHER NONINTEREST EXPENSE

Other noninterest expense consisted of the following:

                                                                            1997        1996         1995
                                                                            ----        ----         ----
         Advertising and marketing                                       $     327   $     245   $     344
         Deposit insurance premiums                                             35           2         258
         Postage, freight and courier                                          301         270         245
         Office supplies                                                       319         281         248
         Check printing expense                                                226         230         213
         Litigation expense, including professional
           fees, net settlement and insurance
           recovery                                                              3          26         225
         Other expenses                                                      1,370       1,257       1,147
                                                                         ---------   ---------   ---------

                                                                         $   2,581   $   2,311   $   2,680
                                                                         =========   =========   =========


NOTE 11 - INCOME TAXES

The provision for income taxes consists of the following:

                                                                            1997        1996         1995
                                                                            ----        ----         ----
         Current tax expense                                             $   1,770   $   2,016   $   1,475
         Deferred tax expense                                                  612         277          87
                                                                         ---------   ---------   ---------

                                                                         $   2,382   $   2,293   $   1,562
                                                                         =========   =========   =========

Year-end deferred tax assets and liabilities consist of the following:

                                                                                          1997        1996
                                                                                          ----        ----
         Deferred tax assets:
              Allowance for loan losses in excess of tax reserve                       $    437   $    408
              Deferred loan fees and costs                                                   --         74
              Depreciation                                                                   --         51
              Other                                                                          12         --
                                                                                       --------   --------
                                                                                            449        533

--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 11 - INCOME TAXES (Continued)

                                                                                        1997         1996
                                                                                        ----         ----
         Deferred tax liabilities:
              Unrealized gain on investment securities available
                for sale                                                             $    (126)  $     (59)
              Investment accretion                                                         (93)        (82)
              Federal Home Loan Bank stock dividends                                       (37)        (14)
              Deferred loan fees and costs                                                 (37)         --
              Leases                                                                      (685)       (253)
              Depreciation                                                                  (6)         --
              Mortgage servicing rights                                                    (60)        (37)
              Other                                                                         --          (4)
                                                                                     ---------   ---------
                                                                                        (1,044)       (449)
                                                                                     ---------   ---------

         Net deferred tax asset/(liability)                                          $    (595)  $      84
                                                                                     =========   =========

The difference between financial statement tax provision and amounts computed by applying the statutory federal income tax rate of 34.0% to income before income taxes was as follows:

                                                                            1997        1996         1995
                                                                            ----        ----         ----
         Income taxes computed at the statutory
           federal tax rate on pre-tax income                            $   2,472   $   2,439   $   1,749
         Tax effect of
              Tax exempt income                                               (157)       (155)       (209)
              Other                                                             67           9          22
                                                                         ---------   ---------   ---------

                                                                         $   2,382   $   2,293   $   1,562
                                                                         =========   =========   =========

         Effective tax rate                                                   32.8%       32.0%       30.4%
                                                                         =========   =========   =========


NOTE 12 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS
  WITH OFF-BALANCE-SHEET RISK

Litigation: Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

Reserve Requirements: The Corporation was required to have $4,192 and $3,468 of cash on hand or on deposit with the Federal Reserve to meet regulatory reserve requirements at year-end 1997 and 1996. These balances do not earn interest.




--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS
  WITH OFF-BALANCE-SHEET RISK (Continued)

Financial Instruments with Off-Balance-Sheet Risk: Some financial instruments are used in the normal course of business to meet financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and other financial guarantees. These involve, to varying degrees, credit and interest-rate risk more than the amount reported in the financial statements.

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit and financial guarantees written. Each customer's creditworthiness is evaluated on a case-by-case basis. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, on extension of credit is based on management's credit evaluation. Collateral varies, but may include accounts receivable, inventory, property, equipment, income-producing commercial properties, residential real estate and consumer assets.

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being used, total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer's performance to a third party.

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at year-end follows:

                                                         1997         1996
                                                         ----         ----
         Commitments to extend credit                $  58,464    $   44,813
         Standby letters of credit                       1,806         2,254

At year-end 1997 and 1996, and included above, commitments to make fixed-rate loans at current market rates totaled $2,468 and $3,163. Fixed-rate standby letters of credit totaled $1,806 and $521 as of year-end 1997 and 1996. The interest rates on fixed-rate commitments ranged from 6.38% to 10.50% for 1997 and from 6.67% to 11.00% for 1996.

Employment Agreements: The Bank has employment agreements with certain officers of the Bank. The agreements provide for terms of one year which renew automatically unless prior written notice is provided to the officer.




--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 13 - REGULATORY MATTERS

The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action having a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

The minimum capital requirements are as follows:

                                                           Capital to risk
                                                           weighted assets
                                                       ----------------------          Tier 1 capital
                                                       Total           Tier 1         to average assets
                                                       -----           ------         -----------------
     Well capitalized                                    10%             6%                 5%
     Adequately capitalized                               8              4                  4
     Undercapitalized                                     6              3                  3

At year-end, actual capital levels and minimum required levels were:

                                                                                               Minimum Required
                                                                                                  To Be Well
                                                                   Minimum Required               Capitalized
                                                                      For Capital           Under Prompt Corrective
                                               Actual              Adequacy Purposes          Action Regulations
                                               ------              -----------------          ------------------
                                         Amount      Ratio          Amount      Ratio         Amount      Ratio
                                         ------      -----          ------      -----         ------      -----
1997
----
Corporation
Total capital (to risk weighted assets)  $ 37,637   14.1%          $ 21,315      8.0%         $ 26,644    10.0%
Tier 1 capital (to risk weighted assets)   35,795   13.4             10,657      4.0           15,986      6.0
Tier 1 capital (to average assets)         35,795   10.0             14,309      4.0           17,886      5.0



--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 13 - REGULATORY MATTERS (Continued)

                                                                                               Minimum Required
                                                                                                  To Be Well
                                                                   Minimum Required               Capitalized
                                                                      For Capital           Under Prompt Corrective
                                               Actual              Adequacy Purposes          Action Regulations
                                               ------              -----------------          ------------------
                                          Amount      Ratio          Amount      Ratio         Amount      Ratio
                                          ------      -----          ------      -----         ------      -----
1997 (Continued)
----
Bank
Total capital (to risk weighted assets)  $ 35,447     13.4%          $ 21,230     8.0%         $ 26,537    10.0%
Tier 1 capital (to risk weighted assets)   33,605     12.7             10,615     4.0            15,922     6.0
Tier 1 capital (to average assets)         33,605      9.4             14,309     4.0            17,886     5.0

1996
----
Bank
Total capital (to risk weighted assets)  $ 34,350     15.7%          $ 17,484     8.0%         $ 21,855    10.0%
Tier 1 capital (to risk weighted assets)   32,427     14.8              8,742     4.0            13,113     6.0
Tier 1 capital (to average assets)         32,427     10.2             12,719     4.0            15,899     5.0

At year-end 1997 and 1996, the Corporation and the Bank were categorized as well capitalized. Management is not aware of any matters subsequent to December 31, 1997 that would cause the Corporation's or the Bank's capital category to change.

Dividends are paid by the Corporation from its assets which are mainly provided by dividends from the Bank. Restrictions by banking regulations limit the amount of funds the Bank can transfer to the Corporation in the form of dividends. The most restrictive provision requires approval by regulatory authorities if dividends declared in any year exceed the year's net income, as defined, plus retained net profits of the two preceding years. The amount of the Bank's retained earnings available for dividends without approval from its supervising regulator was $8,420 at December 31, 1997.


NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value approximates carrying value for all financial instruments except those described below:

Securities: For debt and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

Loans: The fair value of most types of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers. Leases are not considered financial instruments under generally accepted accounting principles and are therefore not included in the following schedule.


--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
  (Continued)

Deposits: The fair value of deposit liabilities with defined maturities is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

Long-term Debt: The fair value of long-term debt is estimated by discounting future cash flows using currently available rates for similar financing.

Commitments to Extend Credit and Standby Letters of Credit: The fair values of these items are not material and are therefore not included on the following schedule.

The estimated year-end fair values of financial instruments were as follows:

                                                   ------------1997----------   ------------1996----------
                                                      Carrying        Fair        Carrying         Fair
                                                        Value         Value         Value          Value
                                                        -----         -----         -----          -----
Financial assets:
         Cash and cash equivalents                 $    25,283   $    25,283    $   32,359     $    32,359
         Securities available for sale                  53,935        53,935        47,174          47,174
         Securities held to maturity                    53,834        54,158        31,871          32,171
         Loans (excluding leases)                      219,624       221,100       196,833         198,006
         Mortgage servicing rights                         176           176           107             107
         Accrued interest receivable                     2,390         2,390         2,152           2,152

Financial liabilities:
         Noninterest-bearing deposits                  (50,969)      (50,969)      (43,789)        (43,789)
         Interest-bearing deposits                    (271,515)     (272,230)     (235,302)       (235,894)
         Borrowings                                     (7,005)       (7,005)       (6,546)         (6,546)
         Accrued interest payable                         (929)         (929)         (773)           (773)

--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of DCB Financial Corp. as of December 31, 1997, and for the period beginning March 14, 1997, the effective date of the reorganization, through December 31, 1997, is as follows:

                             CONDENSED BALANCE SHEET
                                December 31, 1997

         ASSETS
         Cash and cash equivalents                                                              $       92
         Investment in subsidiary                                                                   33,850
         Other assets                                                                                  272
                                                                                                ----------

              Total assets                                                                      $   36,214
                                                                                                ==========

         LIABILITIES
         Other liabilities                                                                      $      174

         SHAREHOLDERS' EQUITY                                                                       36,040
                                                                                                ----------

              Total liabilities and shareholders' equity                                        $   36,214
                                                                                                ==========


                          CONDENSED STATEMENT OF INCOME
                       March 14, 1997 - December 31, 1997

         INCOME
         Dividends from subsidiary                                                              $    3,297
         Operating expenses                                                                             73
                                                                                                ----------
         Income before income taxes and equity in
           undistributed earnings of subsidiary                                                      3,224
         Income tax benefit                                                                            (23)
                                                                                                ----------
         Income before equity in undistributed
           earnings of subsidiary                                                                    3,247
         Equity in undistributed earnings of subsidiary                                                421
                                                                                                ----------

         NET INCOME                                                                             $    3,668
                                                                                                ==========

--------------------------------------------------------------------------------
                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------



NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
  (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS
                       March 14, 1997 - December 31, 1997

         CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                              $   3,668
         Adjustments to reconcile net income
           to cash provided by operations:
              Equity in undistributed income of subsidiary                                            (421)
              Net change in other assets/other liabilities                                             (98)
                                                                                                 ---------
                  Net cash from operating activities                                                 3,149

         CASH FLOWS FROM INVESTING ACTIVITIES
         Loan to subsidiary                                                                         (2,000)

         CASH FLOWS FROM FINANCING ACTIVITIES
         Purchases of treasury stock                                                                  (416)
         Cash dividends paid                                                                          (641)
                                                                                                 ---------
                  Net cash from financing activities                                                (1,057)

         Net change in cash and cash equivalents                                                        92
         Cash and cash equivalents at beginning of period                                               --
                                                                                                 ---------

         CASH AT END OF YEAR                                                                     $      92
                                                                                                 =========




--------------------------------------------------------------------------------

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.


PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

This information is included in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of DCB Financial Corp. (the "Proxy Statement") under the captions "Election of Directors and Information with Respect to Directors and Officers", "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(A) of the Securities Exchange Act of 1934" on pages 67 through 75 of this document.

Principal officers of the Corporation and the Bank are as follows:

                                                        TERM OF
NAME                                     AGE            OFFICE                         EXPERIENCE
Larry D. Coburn                          50          Since August, 1995             President/CEO
President & CEO                                                                     community bank in Northwest, Ohio prior 3
                                                                                    years and same position in a community
                                                                                    bank in Kansas 10 years previous.

Larry E. Westbrook                       58          Since 1986                     Chief Operations Officer
Senior Vice President                                                               and Cashier
Cashier

David G. Bernon                          53          Since 1991                     Chief Financial Officer at
Senior Vice President                                                               SBF Services Inc., Vice
Loan Division Manager                                                               President of the
                                                                                    Delaware County Bank &
                                                                                    Trust Co.

Donald Blackburn                         54          Since 1993                     Assistant Vice President
Vice President                                                                      Main Office Manager, Sr.
Shareholder & Customer Relations                                                    Banking Center Officer

Thomas E. Whitney                        49          Since 1996                     Attorney - Private
Vice President and Sr.                                                              Practice
Trust Officer

Donna R. Warbel                          33          Since 1995                     Human Resources
Human Resources Director                                                            Assistant, DCB

All officers serve at the pleasure of the Bank's Board of Directors. There are no arrangements or understandings, other than certain employment agreements discussed on pages 65 and 66 of this document, between the Bank and any person above which such person was selected as an officer.

ITEM 11 - EXECUTIVE COMPENSATION

This information is included in the section captioned "Executive Compensation and Other Information" on page 71 of this document.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is included in the section captioned "Security Ownership of Certain Beneficial Owners and Management" on pages 69 and 70 of this document.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information is included in the section captioned "Certain Relationships and Related Transactions" on pages 73 and 74 of this document.

PART IV

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

            Exhibit
            Number                                      Description of Document
            ------                                      -----------------------

            3.1                 Articles of Incorporation of DCB Financial Corp.
                                (incorporated by reference to Registrant's  Form S-4,
                                File No.  333-15579, effective January 10, 1997)

            3.2                 Code of Regulations of DCB Financial Corp.
                                (incorporated by reference to Registrant's Form S-4,
                                File No. 333-15579,  effective January 10, 1997)

           10.1                 Employment agreement with Mr. Coburn (incorporated
                                by reference to Registrant's Form 8-B, File No. 000-22387, effective April 15, 1997)

           10.2                 Employment agreement with Mr. Westbrook (incorporated by reference to
                                Registrant's Form 8-B, File No. 000-22387, effective April 15, 1997)

           10.3                 Employment agreement with Mr. Whitney

           11                   Statement Regarding Computation of Per Share Earnings

           21                   Subsidiaries of DCB Financial Corp.

           27                   Financial Data Schedule

           99                   Proxy Statement


No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DCB FINANCIAL CORP.

                                            By: /s/ LARRY D. COBURN
                                               ---------------------------------
                                                Larry D. Coburn, President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 25, 1998.

        Signatures                                    Title
        ----------                                    -----

/s/ LARRY D. COBURN                    President (Principal Executive Officer),
--------------------------             CEO and Director
Larry D. Coburn


/s/ JEROME J. HARMEYER                 Director, Chairman of the Board
--------------------------
Jerome J. Harmeyer


/s/ CHARLES W. BONNER                  Director
--------------------------
Charles W. Bonner


/s/ WILLIAM R. OBERFIELD               Director
--------------------------
William R. Oberfield


/s/ RODNEY B. HURL, M.D.               Director
--------------------------
Rodney B. Hurl, M.D.


/s/ G. WILLIAM PARKER, M.D.            Director
--------------------------
G. William Parker, M.D.


/s/ THOMAS T. PORTER                   Director
--------------------------
Thomas T. Porter


/s/ EDWARD A. POWERS                   Director
--------------------------
Edward A. Powers


/s/ MERRILL KAUFMAN                    Director
--------------------------
Merrill Kaufman

/s/ GARY M. SKINNER                    Director
--------------------------
Gary M. Skinner


/s/ TERRY M. KRAMER                    Director
--------------------------
Terry M. Kramer

/s/ G. EDWIN JOHNSON                   Director
--------------------------
G. Edwin Johnson

/s/ VICKIE J. LEWIS                    Director
--------------------------
Vickie J. Lewis

/s/ RICHARD L. BUMP                    Director
--------------------------
Richard L. Bump

                                INDEX TO EXHIBITS

            EXHIBIT                                                                                  SEQUENTIAL
            NUMBER                                  DESCRIPTION OF DOCUMENT                             PAGE
            ------                                  -----------------------                             ----
            3.1             Amended Articles of Incorporation of DCB Financial Corp.
                            (incorporated by reference to Registrant's Form S-4, File
                            No. 333-15579, effective January 10, 1997)                                   N/A

            3.2             Code of Regulations of DCB Financial Corp. (incorporated
                            by reference to Registrant's Form S-4, File No. 333-15579,
                            effective January 10, 1997)                                                  N/A

           10.1             Employment agreement with Mr. Coburn (incorporated by
                            reference to Registrant's Form 8-B, File No. 000-22387,
                            effective April 15, 1997)                                                    N/A

           10.2             Employment agreement with Mr. Westbrook (incorporated by
                            reference to Registrant's Form 8-B, File No. 000-22387,
                            effective April 15, 1997)                                                    N/A

           10.3             Employment agreement with Mr. Whitney                                         57

           11               Statement Regarding Computation of Per Share Earnings                         63

           21               Subsidiaries of DCB Financial Corp.                                           64

           27               Financial Data Schedule                                                       65

           99               Proxy Statement                                                               67
