Form 10-Q
period 1998-03-31
DCB FINANCIAL CORP
filed 1998-05-14
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-22387

                               DCB Financial Corp.
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

                                 (740) 363-1133
                         -------------------------------
                         (Registrant's telephone number)

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

Common stock, no par value                           Outstanding at May 7, 1998:
                                                     4,198,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

--------------------------------------------------------------------------------

                                Table of Contents


PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                              Page
                                                                           ----

Consolidated Balance Sheets...............................................    3

Consolidated Statements of Income.........................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity.................................................    5

Condensed Consolidated Statements of Cash Flows...........................    6

Notes to the Consolidated Financial Statements............................    7


ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................   12


ITEM 3 - Quantitative and Qualitative Disclosure About Market Risk........   17


PART II - OTHER INFORMATION...............................................   18


SIGNATURES................................................................   19

                                         DCB FINANCIAL CORP.
                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                       (Dollars in thousands)

---------------------------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------
                                                                        March 31,      December 31,
                                                                          1998             1997
                                                                          ----             ----
ASSETS
Cash and due from banks                                                 $ 15,466         $ 14,283
Federal funds sold                                                        10,250           11,000
                                                                        --------         --------
     Total cash and cash equivalents                                      25,716           25,283
Securities available for sale, at fair value                              56,615           53,935
Securities held to maturity (estimated fair values of $53,518 at
  March 31, 1998 and $54,158 at December 31, 1997)                        52,979           53,834
Loans and leases                                                         232,650          228,634
Less allowance for loan and lease losses                                  (1,904)          (1,842)
                                                                        --------         --------
     Net loans and leases                                                230,746          226,792
Premises and equipment, net                                                3,687            3,756
Accrued interest receivable and other assets                               5,277            3,518
                                                                        --------         --------

         Total assets                                                   $375,020         $367,118
                                                                        ========         ========

LIABILITIES
Deposits
     Noninterest-bearing                                                $ 50,757         $ 50,969
     Interest-bearing                                                    279,004          271,515
                                                                        --------         --------
         Total deposits                                                  329,761          322,484
Borrowed funds                                                             7,000            7,005
Accrued interest payable and other liabilities                             2,221            1,589
                                                                        --------         --------
         Total liabilities                                               338,982          331,078

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                                  3,779            3,779
Retained earnings                                                         33,367           32,432
Treasury stock, 65,000 shares at March 31, 1998 and
  20,000 shares at December 31, 1997, at cost                             (1,357)            (416)
Unrealized gain on securities available for sale                             249              245
                                                                        --------         --------
         Total shareholders' equity                                       36,038           36,040
                                                                        --------         --------

         Total liabilities and shareholders' equity                     $375,020         $367,118
                                                                        ========         ========

--------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                                   DCB FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                       (Unaudited)
                      (Dollars in thousands, except per share data)

----------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                          March 31,
                                                                          ---------
                                                                     1998          1997
                                                                     ----          ----
INTEREST INCOME
     Loans, including fees                                          $5,077        $4,725
     Securities
         Taxable                                                     1,623         1,316
         Tax-exempt                                                     90            83
     Other                                                             136           167
                                                                    ------        ------
              Total interest income                                  6,926         6,291
                                                                    ------        ------

INTEREST EXPENSE
     Deposits                                                        3,315         2,800
     Borrowings                                                         90            87
                                                                    ------        ------
              Total interest expense                                 3,405         2,887
                                                                    ------        ------

NET INTEREST INCOME                                                  3,521         3,404

Provision for loan losses                                               96            96
                                                                    ------        ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS                    3,425         3,308

NONINTEREST INCOME
     Service charges on deposit accounts                               302           279
     Data service fees                                                  94            77
     Securities gains                                                   --             8
     Net gains from sales of loans                                     188            47
     Other                                                             451           366
                                                                    ------        ------
              Total noninterest income                               1,035           777

NONINTEREST EXPENSE
     Salaries and other employee benefits                            1,403         1,211
     Occupancy                                                         212           197
     Equipment                                                         337           182
     State franchise taxes                                             130           123
     Other                                                             665           594
                                                                    ------        ------
              Total noninterest expenses                             2,747         2,307
                                                                    ------        ------

INCOME BEFORE INCOME TAXES                                           1,713         1,778

Provision for income taxes                                             566           584
                                                                    ------        ------

NET INCOME                                                           1,147         1,194
                                                                    ------        ------

OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized gain/(loss) on available for sale securities
       arising during the period                                         4          (158)
     Reclassification adjustment for amounts realized on
       securities sales included in net income                          --             8
                                                                    ------        ------

COMPREHENSIVE INCOME                                                $1,151        $1,044
                                                                    ======        ======

EARNINGS PER COMMON SHARE                                           $  .27        $ 0.28
                                                                    ======        ======

--------------------------------------------------------------------------------
                                   (Continued)

                              DCB FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                        1998            1997
                                                        ----            ----

Balance at beginning of period                        $36,040         $32,579

Net income                                              1,147           1,194

Dividends declared ($.05 per share in 1998 and
  $.1167 per share in 1997)                              (212)           (499)

Purchase of 45,000 shares of treasury stock              (941)             --

Change in unrealized gain/loss on
  securities available for sale, net of tax                 4            (150)
                                                      -------         -------

Balance at end of period                              $36,038         $33,124
                                                      =======         =======

--------------------------------------------------------------------------------
                                   (Continued)

                                  DCB FINANCIAL CORP.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                (Dollars in thousands)

-------------------------------------------------------------------------------------
                                                               Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                              1998             1997
                                                              ----             ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                    $ (1,431)        $  1,518

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                            (7,080)         (10,618)
         Maturities and repayments                             4,363            3,630
         Proceeds from sales                                      --            3,557
     Securities held to maturity
         Purchases                                           (15,813)         (14,920)
         Maturities and repayments                            16,880           13,595
         Net change in banker's acceptances                       --           (4,956)
         Net change in loans                                  (2,522)          (8,417)
         Premises and equipment expenditures                     (83)            (192)
         Proceeds from sale of other real estate                  --              201
                                                            --------         --------
                  Net cash from investing activities          (4,255)         (18,120)

Cash flows from financing activities
     Net change in deposits                                    7,277            7,747
     Net change in short-term borrowings                          (5)             569
     Purchases of treasury stock                                (941)              --
     Cash dividends paid                                        (212)            (499)
                                                            --------         --------
         Net cash from financing activities                    6,119            7,817
                                                            --------         --------

Net change in cash and cash equivalents                          433           (8,785)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                25,283           32,359
                                                            --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 25,716         $ 23,574
                                                            ========         ========


SUPPLEMENTAL DISCLOSURES
     Cash paid for income taxes                             $     --         $     --
     Cash paid for interest                                    3,133            2,792

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at March 31, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 1997, included in its 1997 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1997 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Delaware County Bank and Trust Company (the "Bank"). The financial statements of the Bank include accounts of its wholly-owned subsidiaries, D.C.B. Corporation and 362 Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Income tax expense is the sum of current-year income tax due or refundable and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

--------------------------------------------------------------------------------
                                   (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Under a new accounting standard adopted on January 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

Earnings per common share is computed under the provisions of SFAS No. 128, "Earnings Per Share," which was adopted retroactively by the Corporation on December 31, 1997. Adoption of SFAS 128 did not change the earnings per share amounts previously reported by the Corporation. Earnings per share computations are based on the weighted average number of shares of common stock outstanding during the year. All prior per-share data has been restated to reflect the shares issued in the internal reorganization discussed above.

The weighted average number of shares outstanding was 4,232,201 and 4,273,200 for the three months ended March 31, 1997 and 1998.


NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities were as follows:

                                               -------------------March 31, 1998----------------
                                                               Gross      Gross        Estimated
                                               Amortized    Unrealized  Unrealized       Fair
                                                  Cost         Gains      Losses         Value
                                                  ----         -----      ------         -----
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury securities                   $ 5,535        $ 43        $ --         $ 5,578
     Obligations of U.S. government
       agencies and corporations                 34,094         292         (10)         34,376
     Obligations of states and political
       subdivisions                                 203          --          --             203
     Mortgage-backed securities                  15,367          80         (41)         15,406
                                                -------        ----        ----         -------
              Total debt securities              55,199         415         (51)         55,563

     Equity securities                            1,038          14          --           1,052
                                                -------        ----        ----         -------

     Total securities available for sale        $56,237        $429        $(51)        $56,615
                                                =======        ====        ====         =======

SECURITIES HELD TO MATURITY
     Obligations of states and political
       subdivisions                             $ 7,215        $225        $(13)        $ 7,427
     Corporate obligations                       18,703         127         (10)         18,820
     Mortgage-backed securities                  27,061         238         (28)         27,271
                                                -------        ----        ----         -------

     Total securities held to maturity          $52,979        $590        $(51)        $53,518
                                                =======        ====        ====         =======

--------------------------------------------------------------------------------
                                   (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                               ------------------December 31, 1997--------------
                                                               Gross      Gross        Estimated
                                               Amortized    Unrealized  Unrealized       Fair
                                                  Cost         Gains      Losses         Value
                                                  ----         -----      ------         -----
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury securities                   $ 5,538        $ 30        $ --         $ 5,568
     Obligations of U.S. government
       agencies and corporations                 33,176         234          (1)         33,409
     Obligations of states and
       political subdivisions                       203          --          --             203
     Mortgage-backed securities                  13,608         107         (10)         13,705
                                                -------        ----        ----         -------
              Total debt securities              52,525         371         (11)         52,885

     Equity securities                            1,038          12          --           1,050
                                                -------        ----        ----         -------

     Total securities available for sale        $53,563        $383        $(11)        $53,935
                                                =======        ====        ====         =======

SECURITIES HELD TO MATURITY
     Obligations of states and
       political subdivisions                   $ 6,523        $215        $(15)        $ 6,723
     Corporate obligations                       21,089           6         (46)         21,049
     Mortgage-backed securities                  26,222         190         (26)         26,386
                                                -------        ----        ----         -------

Total securities held to maturity               $53,834        $411        $(87)        $54,158
                                                =======        ====        ====         =======

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

At March 31, 1998, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at March 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.


                                  Available for sale       Held to maturity
                                  ------------------       ----------------
                                 Amortized     Fair      Amortized     Fair
                                   Cost        Value       Cost        Value
                                   ----        -----       ----        -----

Due in one year or less           $ 6,773     $ 6,796     $19,048     $19,167
Due from one to five years         12,363      12,452       3,816       3,863
Due from five to ten years         18,695      18,905       2,542       2,657
Due after ten years                 2,001       2,004         512         560
Mortgage-backed securities         15,367      15,406      27,061      27,271
                                  -------     -------     -------     -------

                                  $55,199     $55,563     $52,979     $53,518
                                  =======     =======     =======     =======

--------------------------------------------------------------------------------
                                   (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Proceeds from the sales of available-for-sale securities during the three months ended March 31, 1997 were $3,557,000. Gross gains of $9,000 and gross losses of $1,000 were realized on those sales. There were no sales of available-for-sale securities during the three months ended March 31, 1998.


NOTE 3 - LOANS AND LEASES

Loans and leases consisted of the following:

                                                 March 31,     December 31,
                                                   1998            1997
                                                   ----            ----
         Loans secured by real estate
             Real estate construction            $ 27,120        $ 29,104
             Residential                           47,162          47,509
             Commercial and farmland               61,123          56,434
         Commercial and industrial                 30,735          29,720
         Agricultural                               5,458           5,872
         State and political subdivisions           1,838           1,894
         Consumer and credit card                  43,972          42,914
         Lease financing, net                       8,652           9,010
         Home equity lines of credit                6,590           6,177
                                                 --------        --------

                                                 $232,650        $228,634
                                                 ========        ========


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three months ended March 31, 1998 and 1997 is as follows:

                                           1998           1997
                                           ----           ----

         Balance - January 1              $1,842         $1,923
         Provision for loan losses            96             96
         Loans charged off                   (99)          (127)
         Recoveries                           65             29
                                          ------         ------

              Balance - March 31          $1,904         $1,921
                                          ======         ======

Impaired loans at March 31, 1998 and December 31, 1997 were as follows:

                                                            1998        1997
                                                            ----        ----
         Balance of impaired loans with no allowance
           for loan losses allocated                        $ --        $ --
         Balance of impaired loans with allowance
           for loan losses allocated                         265         265
         Amount of the allowance allocated                   173         173

--------------------------------------------------------------------------------
                                   (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Information regarding impaired loans is as follows for the three months ended March 31, 1998 and 1997:

                                                         1998        1997
                                                         ----        ----

         Average impaired loans during the period        $265        $207
         Interest income recognized during period          --          20
         Cash basis interest income recognized             --          17


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

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments are not included in the consolidated financial statements. At March 31, 1998 and December 31, 1997, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $60,918 and $60,270. Of these commitments, fixed-rate commitments totaled $2,745 and $2,468 at March 31, 1998 and December 31, 1997. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and lines and letters of credit is represented by the contractual amount of those instruments. DCB follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. In management's opinion, these commitments represent normal banking transactions and no material losses are expected to result therefrom. Collateral obtained upon exercise of the commitments is determined using management's credit evaluations of the borrower and may include real estate, business or consumer assets.

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

--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


INTRODUCTION

The following discussion focuses on the consolidated financial condition of DCB Financial Corp. (the "Corporation") at March 31, 1998 compared to December 31, 1997, and the consolidated results of operations for the three months ended March 31, 1998 compared to the same period in 1997. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $375,020 at March 31, 1998 compared to $367,118 at December 31, 1997, an increase of $7,902, or 2.2%. The growth in assets was the result of the investment of funds provided by deposit growth in loans and securities.

Total securities increased $1,825, or 1.7%, from $107,769 at December 31, 1997 to $109,594 at March 31, 1998. The increase was the result of the reinvestment of proceeds from maturities, calls and principal repayments, as well as the investment of excess liquidity and funds provided from increased deposits. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities classified as available for sale totaled $56,615, or 51.7% of the total securities portfolio, at March 31, 1998. Management classifies a securities portfolio to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $42,467 at March 31, 1998, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

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

--------------------------------------------------------------------------------


Total loans increased $4,016, or 1.8%, from $228,634 at December 31, 1997 to $232,650 at March 31, 1998. Other than commercial real estate and farmland loans, significant growth was not experienced in the any of loan categories. Commercial real estate and farmland loans increased $4,689, or 8.3%, from $56,434 at December 31, 1997 to $61,123 at March 31, 1998. The Corporation has been able to take advantage of a strong local economy and the large number of businesses moving into the market. The continued growth in commercial real estate and farmland loans, as well as the growth trend of the various other types of real estate loans, is related to growth in the Corporation's market area as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the year. Strong population growth in the Corporation's market also contributed to the overall loan growth. Real estate construction loans decreased $1,984, or 6.8%, as many construction loans outstanding at December 31, 1997 have now been converted to permanent mortgages. There is no concentration of lending to any one industry.

Despite the loan growth, the gross loan to deposit ratio dropped slightly to 70.6% at March 31, 1998 compared to 70.9% at December 31, 1997.

Total deposits increased $7,277, or 2.3%, from $322,484 at December 31, 1997 to $329,761 at March 31, 1998. Noninterest-bearing deposits remained relatively unchanged while interest-bearing deposits increased $7,489, or 2.8%. The growth in interest-bearing deposits was due to an increase in interest-bearing demand and money market deposits which increased in volume by $14,425, or 10.9%. Interest-bearing demand and money market deposits comprised 52.5% of total interest-bearing deposits at March 31, 1998 compared to 48.7% of total interest-bearing deposits at December 31, 1997. The increase was primarily in the Corporation's "Prime Time" deposit accounts which offer a variable interest rate tied to prime. The growth in such deposits has been primarily due to growth in the Corporation's market area as the Corporation has not used special promotions to attract the increased volume. The Corporation experienced a slight decrease in savings deposits which decreased from 13.9% of total interest-bearing deposits at December 31, 1997 to 13.4% of total interest-bearing deposits at March 31, 1998. Certificates of deposit decreased $6,599, or 6.5%, comprising 34.0% of total interest-bearing deposits at March 31, 1998 compared to 37.4% of total interest-bearing deposits at December 31, 1997. The decrease resulted as a large, public-fund certificate of deposit was not renewed upon maturing during the quarter.

At March 31, 1998 and December 31, 1997, borrowed funds consisted primarily of a $5,000 advance from the Federal Home Loan Bank. Due in August 1998, the advance had an original term of 270 days and carries a fixed interest rate of 5.91%. Repayment or renewal terms will be evaluated maturity. Borrowed funds also includes a demand note issued to the U.S. Treasury which totaled $2,000 at March 31, 1998 and $2,005 at December 31, 1997.

COMPARISON OF RESULTS OF OPERATIONS

NET INCOME. Net income for the three months ended March 31, 1998 totaled $1,147, compared net income of $1,194 for the same period in 1997. Earnings per share was $.27 per share for the three months ended March 31, 1998 compared to $.28 for the three months ended March 31, 1997.

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

--------------------------------------------------------------------------------


Net interest income was $3,521 for the three months ended March 31, 1998 compared to $3,404 for the same period in 1997. The $117 increase in 1998 over 1997 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average yield. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management's assessment of the losses inherent in the Corporation's loan and lease portfolio. All lending activity contains associated risks of losses and the Corporation recognizes these credit risks as a necessary element of its business activity. To assist in identifying and managing potential loan and lease losses, the Corporation maintains a loan review function that continuously evaluates individual credit relationships as well as overall loan-portfolio conditions. One of the primary objectives of this loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio-loss reserves.

The provision for loan and lease losses totaled $96 for the both the three months ended March 31, 1998 and 1997. The level of the provision was made possible by the quality of the loan portfolio remaining stable over the comparable years. Net charge-offs for the three months ended March 31, 1998 were $34 compared to net charge-offs of $98 for the same period in 1997.

The allowance for loan and lease losses totaled $1,904, or .82% of gross loans and leases, at March 31, 1998 compared to $1,842, or .81% of gross loans and leases, at December 31, 1997. Management believes increasing the allowance for loan and lease losses is prudent as total loans, particularly commercial, consumer and construction loans, and leases increase. Accordingly, management anticipates that it will continue its provision to the allowance for loan and lease losses at current levels for the near future, provided the level of nonperforming loans remains low.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $258, or 33.2%, for the three months ended March 31, 1998 compared to the same period in 1997. The increase is due to increased fee income from the Corporation's data service center, increased gains on loan sales (both servicing-released and service-retained) and increased fee income on deposit and cash management accounts.

Total noninterest expense increased $440, or 19.1%, for the three months ended March 31, 1998 compared to the same period in 1997. The increases were primarily the result of increases in salaries and employee benefits, occupancy expense and equipment expense, where such increases made up $362 of the total increase. These were planned increases relating increased staffing and the addition of three new facilities. During the first quarter 1997, the Corporation moved most of its information systems and operations to a leased facility. Other departmental moves to the new facility are planned as space becomes available. Expansion of the Corporation's operations facilities was necessary to support growth. In subsequent quarters in 1997, the Corporation opened two new branch facilities, both of which were leased under 20-year fixed-cost leases. The two new branches are strategically located in areas of Delaware County currently experiencing strong population growth rates. With its broad line of products and services, the Corporation can meet the needs of the market and obtain the business needed to sustain the new branches and contribute to overall profitability. Other changes in noninterest expense were not significant.

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

--------------------------------------------------------------------------------


INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $566, for an effective tax rate of 33.0%, for the three months ended March 31, 1998 and $584, for an effective tax rate of 32.8%, for the three months ended March 31, 1997

LIQUIDITY

Liquidity is the ability of the Corporation to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered by the Corporation to its customers. The Corporation's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents remained relatively unchanged totaling $25,716 at March 31, 1998 compared to $25,283 at December 31, 1997. Cash and equivalents represented 6.9% of total assets at March 31, 1998 and December 31, 1997. The Corporation has the ability to borrow up to approximately $20,210 from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions which affected the Corporation's level of cash and cash equivalents, cash flows and liquidity during the first quarter of 1998 were the net increase in loans of $2,522; the receipt of proceeds from maturities and repayments of securities of $21,243; securities purchases of $22,893 and the net increase in deposits of $7,277.

CAPITAL RESOURCES

Total shareholders' equity decreased $2 between December 31, 1997 and March 31, 1998, primarily due to purchases of treasury stock in excess of earnings retained. The Corporation purchased 45,000 shares of treasury stock, which reduced shareholders' equity by $941, or the cost of the shares purchased. The shares were purchased in the over-the-counter market as a means to reduce the Corporation's excess capital. Management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 13.2% at March 31, 1998, while the Tier 1 risk-based capital ratio was 12.5%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.2% at March 31, 1998 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way public business enterprises report information about operating segments in annual financial statements, and requires those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. SFAS No. 131 will be effective for the Corporations 1998 financial statements.

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

--------------------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------


ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

The Corporation's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. The Bank does not maintain a trading account for any class of financial instrument and the Corporation is not affected by foreign currency exchange rate risk or commodity price risk. Because the Corporation does not hold any equity securities other than stock in the FHLB of Cincinnati and an insignificant investment in other equity securities, the Corporation is not subject to equity price risk.

Interest rate risk is the risk that the Corporation's financial condition will be adversely affected due to movements in interest rates. The Corporation, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. One of the Corporation's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk.

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Asset and Liability Management Policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index change. Currently, approximately 65.2%, of the Corporation's loan portfolio reprices on at least an annual basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

The Corporation's 1997 annual report details a table which provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997. The table is based on information and assumptions set forth in the notes. The Corporation believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted average interest rate. For variable rate loans the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1997 which would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                          Quarter ended March 31, 1998
                           PART II - OTHER INFORMATION

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

Item 6 -       Exhibits and Reports on Form 8-K:
               (a) Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to Consolidated Statements of Income on page 4, hereof.)

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


                                         DCB FINANCIAL CORP.
                                         -------------------------------------
                                         (Registrant)

Date:  May 8, 1998                       /s/ Larry D. Coburn
     ---------------                     -------------------------------------
                                         (Signature)
                                         Larry D. Coburn
                                         President and Chief Executive Officer


Date:  May 8, 1998                       /s/ Douglas A. Lockwood
     ---------------                     -------------------------------------
                                         (Signature)
                                         Douglas A. Lockwood
                                         Interim Controller
                                         (Principal Accounting Officer)

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.

                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------

EXHIBIT
NUMBER        DESCRIPTION                                                               PAGE NUMBER
------        -----------                                                               -----------
   11         Statement re: computation of per share earnings              Reference is hereby made to Consolidated
                                                                           Statements of Income on page 4 and Note 1
                                                                           of Notes to Consolidated Financial
                                                                           Statements on page 8, hereof.

   27         Financial Data Schedule                                                        21

--------------------------------------------------------------------------------