Form 10-Q
period 1998-06-30
DCB FINANCIAL CORP
filed 1998-08-10
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1998

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

Common stock, no par value                     Outstanding at July 31, 1998:
                                               4,188,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

--------------------------------------------------------------------------------

                                Table of Contents




PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                               Page

Consolidated Balance Sheets..............................................    3

Consolidated Statements of Income........................................    4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity................................................    5

Condensed Consolidated Statements of Cash Flows..........................    6

Notes to the Consolidated Financial Statements...........................    7


ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................   12


ITEM 3 - Quantitative and Qualitative Disclosure About Market Risk.......   18


PART II - OTHER INFORMATION..............................................   19


SIGNATURES   .............................................................  20

                               DCB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

Item 1.  Financial Statements
                                                                   June 30,      December 31,
                                                                     1998           1997
                                                                     ----           ----
ASSETS
Cash and due from banks                                           $  14,520      $  14,283
Federal funds sold                                                   15,800         11,000
                                                                  ---------      ---------
     Total cash and cash equivalents                                 30,320         25,283
Securities available for sale, at fair value                         59,557         53,935
Securities held to maturity (estimated fair values $50,878 at
  June 30, 1998 and $54,158 at December 31, 1997)                    50,437         53,834
Loans and leases                                                    238,390        228,634
Less allowance for loan and lease losses                             (1,916)        (1,842)
                                                                  ---------      ---------
     Net loans and leases                                           236,474        226,792
Premises and equipment, net                                           3,954          3,756
Accrued interest receivable and other assets                          5,675          3,518
                                                                  ---------      ---------

         Total assets                                             $ 386,417      $ 367,118
                                                                  =========      =========

LIABILITIES
Deposits
     Noninterest-bearing                                          $  54,101      $  50,969
     Interest-bearing                                               286,363        271,515
                                                                  ---------      ---------
         Total deposits                                             340,464        322,484
Borrowed funds                                                        7,000          7,005
Accrued interest payable and other liabilities                        2,469          1,589
                                                                  ---------      ---------
         Total liabilities                                          349,933        331,078

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                             3,779          3,779
Retained earnings                                                    34,301         32,432
Treasury stock, 85,000 shares at June 30, 1998 and
  20,000 shares at December 31, 1997, at cost                        (1,770)          (416)
Unrealized gain on securities available for sale                        174            245
                                                                  ---------      ---------
         Total shareholders' equity                                  36,484         36,040
                                                                  ---------      ---------

         Total liabilities and shareholders' equity               $ 386,417      $ 367,118
                                                                  =========      =========


--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                 Three Months Ended         Six Months Ended
                                                      June 30,                   June 30,
                                                      --------                   --------
                                                   1998        1997         1998        1997
                                                   ----        ----         ----        ----
INTEREST INCOME
     Loans, including fees                       $ 5,313      $4,872     $ 10,390      $  9,597
     Securities
         Taxable                                   1,355       1,267        2,700         2,583
         Nontaxable                                   90          88          180           171
     Commercial paper                                252          81          530            81
     Other                                           172          99          308           266
                                                 -------      ------     --------      --------
              Total interest income                7,182       6,407       14,108        12,698
                                                 -------      ------     --------      --------

INTEREST EXPENSE
     Deposits                                      3,460       2,868        6,775         5,668
     Other                                            86          88          176           175
                                                 -------      ------     --------      --------
              Total interest expense               3,546       2,956        6,951         5,843
                                                 -------      ------     --------      --------

NET INTEREST INCOME                                3,636       3,451        7,157         6,855

Provision for loan losses                            129          96          225           192
                                                 -------      ------     --------      --------

NET INTEREST INCOME AFTER PROVISION                3,507       3,355        6,932         6,663

OTHER INCOME
     Service charges on deposit accounts             304         279          606           558
     Data service fees                                83          65          177           142
     Other operating income                          422         390          873           756
     Gain on sale of securities                        -           1            -             9
     Gain on sale of loans                           176          45          364            92
                                                 -------      ------     --------      --------
              Total other income                     985         780        2,020         1,557

OTHER EXPENSE
     Salaries and other employee benefits          1,405       1,236        2,808         2,447
     Occupancy expense                               201         185          413           382
     Equipment expense                               343         201          680           383
     Loan, lease and credit card expense              58          61           85           171
     Stationery and supplies expense                  77          80          172           169
     Ohio franchise tax expense                      129         134          259           257
     Other operating expenses                        576         507        1,119           902
                                                 -------      ------     --------      --------
              Total other expenses                 2,789       2,404        5,536         4,711
                                                 -------      ------     --------      --------

INCOME BEFORE FEDERAL INCOME TAXES                 1,703       1,731        3,416         3,509

Provision for income taxes                           559         552        1,125         1,136
                                                 -------      ------     --------      --------

NET INCOME                                         1,144       1,179        2,291         2,373
                                                 -------      ------     --------      --------

OTHER COMPREHENSIVE INCOME,  NET OF TAX
     Unrealized gain/(loss) on available for
       sale securities arising during the
       period                                        (75)        115          (71)          (43)
     Reclassification adjustment for amounts
       realized on securities sales included
       in net income                                   -           1            -             9
                                                 -------      ------     --------      --------

COMPREHENSIVE INCOME                             $ 1,069      $1,295     $  2,220      $  2,339
                                                 =======      ======     ========      ========

EARNINGS PER COMMON SHARE                        $  0.27      $ 0.28     $   0.54      $   0.56
                                                 =======      ======     ========      ========


--------------------------------------------------------------------------------

                                   (Continued)

                              DCB FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


                                                       Three Months Ended            Six Months Ended
                                                            June 30,                    June 30,
                                                            --------                    --------
                                                       1998            1997         1998           1997
                                                       ----            ----         ----           ----
Balance at beginning of period                       $ 36,038      $ 33,124      $ 36,040      $ 32,579

Net income                                              1,144         1,179         2,291         2,373

Dividends declared ($.05 and $.10 per share
  in 1998 and $.05 and $.1667 per share in 1997)         (210)         (214)         (422)         (713)

Purchase of 20,000 and 65,000 shares of
  treasury stock in 1998                                 (413)            -        (1,354)            -

Change in unrealized gain/loss on
  securities available for sale, net of tax               (75)          116           (71)          (34)
                                                     --------      --------      --------      --------

Balance at end of period                             $ 36,484      $ 34,205      $ 36,484      $ 34,205
                                                     ========      ========      ========      ========


--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                     Six Months Ended
                                                         June 30,
                                                         --------
                                                    1998           1997
                                                    ----           ----

NET CASH FLOWS FROM OPERATING ACTIVITIES           $  2,247      $  2,587

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                  (16,903)      (16,776)
         Maturities and repayments                   11,079         5,671
         Proceeds from sales                              -         5,666
     Securities held to maturity
         Purchases                                  (34,944)      (27,941)
         Maturities and repayments                   38,721        16,422
     Net change in banker's acceptances                   -        (1,982)
     Net change in loans                            (10,864)      (11,705)
     Premises and equipment expenditures               (498)         (931)
     Proceeds from sale of other real estate              -           201
                                                   --------      --------
         Net cash from investing activities         (13,409)      (31,375)

Cash flows from financing activities
     Net change in deposits                          17,980        18,973
     Net change in short-term borrowings                 (5)          454
     Purchases of treasury stock                     (1,354)            -
     Cash dividends paid                               (422)         (713)
                                                   --------      --------
         Net cash from financing activities          16,199        18,714
                                                   --------      --------

Net change in cash and cash equivalents               5,037       (10,074)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       25,283        32,359
                                                   --------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $ 30,320      $ 22,285
                                                   ========      ========


SUPPLEMENTAL DISCLOSURES
     Cash paid for income taxes                    $  1,087      $  1,165
     Cash paid for interest                           6,824         5,653



--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at June 30, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 1997, included in its 1997 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1997 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Delaware County Bank and Trust Company (the "Bank"). The financial statements of the Bank include accounts of its wholly-owned subsidiaries, D.C.B. Corporation and 362 Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

On March 14, 1997, a holding company was formed through an internal reorganization whereby each shareholder of the Bank received three shares of the Corporation's no par value common stock for each share of Bank $1.00 par value common stock owned. This internal reorganization was accounted for similar to a pooling of interests where the historical carrying values of the Bank's assets and liabilities were carried forward to the consolidated financial statements without change. The Corporation transferred $2,355 from paid-in capital to common stock due to the elimination of par value.

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

The weighted average number of shares outstanding was 4,198,090 and 4,273,200 for the three months ended June 30, 1998 and 1997 and 4,215,051 and 4,273,200 for the six months ended June 30, 1998 and 1997.


NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities were as follows:

                                            -------------June 30, 1998----------------
                                                        Gross       Gross     Estimated
                                            Amortized Unrealized  Unrealized    Fair
                                               Cost     Gains       Losses      Value
                                               ----     -----       ------      -----
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury securities                $ 5,527     $ 2$        -        $ 5,550
     Obligations of U.S. government
       agencies and corporations              36,391      198       (8)        36,581
     Obligations of states and political
       subdivisions                              203        3        -            206
     Mortgage-backed securities               16,043       65      (33)        16,075
                                             -------     ----     ----        -------
              Total debt securities           58,164      289      (41)        58,412

     Equity securities                         1,129       16        -          1,145
                                             -------     ----     ----        -------

     Total securities available for sale     $59,293     $305     $(41)       $59,557
                                             =======     ====     ====        =======

SECURITIES HELD TO MATURITY
     Obligations of U.S. government
       agencies and corporations             $ 1,00$              $  -        $ 1,000
     Obligations of states and political
       subdivisions                            7,255      228       (8)         7,475
     Corporate obligations                    14,775       57       (3)        14,829
     Mortgage-backed securities               27,407      191      (24)        27,574
                                             -------     ----     ----        -------

     Total securities held to maturity       $50,437     $476     $(35)       $50,878
                                             =======     ====     ====        =======


--------------------------------------------------------------------------------

                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                ------------------December 31, 1997---------------
                                                              Gross        Gross        Estimated
                                                Amortized   Unrealized   Unrealized       Fair
                                                  Cost        Gains       Losses          Value
                                                  ----        -----       ------          -----
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury securities                   $ 5,538        $ 30       $   -         $ 5,568
     Obligations of U.S. government
       agencies and corporations                 33,176         234          (1)         33,409
     Obligations of states and
       political subdivisions                       203           -           -             203
     Mortgage-backed securities                  13,608         107         (10)         13,705
                                                -------        ----         ----        -------
              Total debt securities              52,525         371         (11)         52,885

     Equity securities                            1,038          12           -           1,050
                                                -------        ----         ----        -------

     Total securities available for sale        $53,563        $383        $(11)        $53,935
                                                =======        ====         ====        =======

SECURITIES HELD TO MATURITY
     Obligations of states and
       political subdivisions                   $ 6,523        $215        $(15)        $ 6,723
     Corporate obligations                       21,089           6         (46)         21,049
     Mortgage-backed securities                  26,222         190         (26)         26,386
                                                -------        ----         ----        -------

Total securities held to maturity               $53,834        $411        $(87)        $54,158
                                                =======        ====         ====        =======

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

At June 30, 1998, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at June 30, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                   Available for sale          Held to maturity
                                   Amortized     Fair           Amortized        Fair
                                     Cost        Value            Cost           Value
                                     ----        -----            ----           -----

Due in one year or less           $ 7,789        $ 7,810        $16,424        $16,481
Due from one to five years          9,623          9,676          3,587          3,630
Due from five to ten years         22,677         22,815          2,507          2,626
Due after ten years                 2,032          2,036            512            567
Mortgage-backed securities         16,043         16,075         27,407         27,574
                                  -------        -------        -------        -------

                                  $58,164        $58,412        $50,437        $50,878
                                  =======        =======        =======        =======


--------------------------------------------------------------------------------

                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

Proceeds from the sales of available-for-sale securities during the six months ended June 30, 1997 were $5,666,000. Gross gains of $13,000 and gross losses of $3,000 were realized on those sales. Losses on called securities totaled $1,000 for the six months ended June 30, 1997. There were no sales of available-for-sale securities during the six months ended June 30, 1998.


NOTE 3 - LOANS AND LEASES

Loans and leases consisted of the following:

                                                  June 30,       December 31,
                                                    1998             1997
                                                    ----             ----
         Loans secured by real estate
             Real estate construction           $    30,707    $     29,104
             Residential                             45,886          47,509
             Commercial and farmland                 61,874          56,434
         Commercial and industrial                   31,787          29,720
         Agricultural                                 5,501           5,872
         State and political subdivisions             1,799           1,894
         Consumer and credit card                    45,090          42,914
         Lease financing, net                         8,772           9,010
         Home equity lines of credit                  6,974           6,177
                                                -----------    ------------

                                                $   238,390    $    228,634
                                                ===========    ============


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and six months ended June 30, 1998 and 1997 is as follows:

                                    Three months ended              Six months ended
                                          June 30,                     June 30,
                                    ------------------              ----------------
                                   1998            1997           1998           1997
                                   ----            ----           ----           ----

Beginning balance                $ 1,904         $ 1,921         $ 1,842         $ 1,923
Provision for loan losses            129              96             225             192
Recoveries                            45              56             110              85
Charge-offs                         (162)           (111)           (261)           (238)
                                 -------         -------         -------         -------

Ending balance                   $ 1,916         $ 1,962         $ 1,916         $ 1,962
                                 =======         =======         =======         =======

Impaired loans at June 30, 1998 and December 31, 1997 were as follows:

                                                             1998       1997
                                                             ----       ----
         Balance of impaired loans with no allowance
           for loan losses allocated                    $       -      $    -
         Balance of impaired loans with allowance
           for loan losses allocated                            -         265
         Amount of the allowance allocated                      -         173


--------------------------------------------------------------------------------

                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

Information regarding impaired loans is as follows for the six months ended June 30, 1998 and 1997:

                                                   1998          1997
                                                   ----          ----
Average impaired loans during the period        $     -          $145
Interest income recognized during period              -             -
Cash basis interest income recognized                 -             -


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

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments are not included in the consolidated financial statements. At June 30, 1998 and December 31, 1997, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $62,945 and $60,270. Of these commitments, fixed-rate commitments totaled $2,767 and $2,468 at June 30, 1998 and December 31, 1997. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION

The following discussion focuses on the consolidated financial condition of DCB Financial Corp. (the "Corporation") at June 30, 1998 compared to December 31, 1997, and the consolidated results of operations for the three and six months ended June 30, 1998 compared to the same periods in 1997. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $386,417 at June 30, 1998 compared to $367,118 at December 31, 1997, an increase of $19,299, or 5.3%. The growth in assets was the result of the investment of funds provided by deposit growth in loans, securities and federal funds sold.

Federal funds sold increased $4,800, or 43.6%, from $11,000 at December 31, 1997 to $15,800 at June 30, 1998 as a result of the investment of excess funds provided from increased deposits. Management maintains excess liquidity in such short-term investments to provide sufficient funding for future loan growth.

Total securities increased $2,225, or 2.1%, from $107,769 at December 31, 1997 to $109,994 at June 30, 1998. The increase was the result of the reinvestment of proceeds from maturities, calls and principal repayments, as well as the investment of funds provided from increased deposits. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Management classifies a portion of the securities portfolio as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. Securities classified as available for sale totaled $59,557, or 54.1%, of the total securities portfolio at June 30, 1998. The mortgage-backed securities portfolio, totaling $43,482 at June 30, 1998, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.



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

--------------------------------------------------------------------------------

Total loans increased $9,756, or 4.1%, from $228,634 at December 31, 1997 to $238,390 at June 30, 1998. Other than commercial real estate and farmland loans, significant growth was not experienced in the any of loan categories. Commercial real estate and farmland loans increased $5,440, or 9.6%, from $56,434 at December 31, 1997 to $61,874 at June 30, 1998. The Corporation has been able to take advantage of a strong local economy and the large number of businesses moving into the market. The continued growth in commercial real estate and farmland loans, as well as the growth trend of the various other types of real estate loans, is related to growth in the Corporation's market area as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the year. There is no concentration of lending to any one industry. Strong population growth in the Corporation's market also contributed to the overall loan growth, particularly consumer and credit card loans, which increased $2,176, or 5.1%, from $42,914 at December 31, 1997 to $45,090 at June 30, 1998.

Despite the loan growth, the gross loan to deposit ratio dropped slightly to 70.0% at June 30, 1998 compared to 70.9% at December 31, 1997.

Total deposits increased $17,980, or 5.6%, from $322,484 at December 31, 1997 to $340,464 at June 30, 1998. Noninterest-bearing deposits increased $3,132, or 6.1%, while interest-bearing deposits increased $14,848, or 5.5%. The growth in interest-bearing deposits was due to an increase in interest-bearing demand and money market deposits which increased in volume by $26,312, or 19.9%. Interest-bearing demand and money market deposits comprised 55.3% of total interest-bearing deposits at June 30, 1998 compared to 48.7% of total interest-bearing deposits at December 31, 1997. The increase was primarily in the Corporation's "Prime Time" deposit accounts which offer a variable interest rate tied to prime. The growth in such deposits has been primarily due to growth in the Corporation's market area as the Corporation has not used special promotions to attract the increased volume. The Corporation experienced a slight decrease in savings deposits which decreased from 13.9% of total interest-bearing deposits at December 31, 1997 to 13.3% of total interest-bearing deposits at June 30, 1998. Certificates of deposit decreased $10,864, or 4.0%, comprising 31.66% of total interest-bearing deposits at June 30, 1998 compared to 37.4% of total interest-bearing deposits at December 31, 1997. The decrease resulted as a large, public-fund certificate of deposit was not renewed upon maturing during the period.

At June 30, 1998 and December 31, 1997, borrowed funds consisted primarily of a $5,000 advance from the Federal Home Loan Bank. Due in August 1998, the advance had an original term of 270 days and carries a fixed interest rate of 5.91%. Repayment or renewal terms will be evaluated maturity. Borrowed funds also includes a demand note issued to the U.S. Treasury which totaled $2,000 at June 30, 1998 and $2,005 at December 31, 1997.


COMPARISON OF RESULTS OF OPERATIONS

NET INCOME. Net income for the six months ended June 30, 1998 totaled $2,291, or $.54 per share, compared to net income of $2,373, or $.56 per share, for the same period in 1997. Net income for the quarter ended June 30, 1998 was $1,144, or $.27 per share, compared to $1,179, or $0.28 per share, for the same quarter in 1997.



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

Net interest income was $3,636 and $7,157 for the three and six months ended June 30, 1998 compared to $3,451 and $6,855 for the same periods in 1997. Such increases are the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average yield. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management's assessment of the losses inherent in the Corporation's loan and lease portfolio. All lending activity contains associated risks of losses and the Corporation recognizes these credit risks as a necessary element of its business activity. To assist in identifying and managing potential loan and lease losses, the Corporation maintains a loan review function that continuously evaluates individual credit relationships as well as overall loan-portfolio conditions. One of the primary objectives of this loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio loss reserves.

The provision for loan and lease losses totaled $129 and $225 for the three six months ended June 30, 1998 and $96 and $192 for the three and six months ended June 30, 1997. The level of the provision was made possible by the quality of the loan portfolio remaining stable over the comparable years. Net charge-offs for the six months ended June 30, 1998 were $151 compared to net charge-offs of $153 for the same period in 1997.

The allowance for loan and lease losses totaled $1,916, or .80% of gross loans and leases, at June 30, 1998 compared to $1,842, or .81% of gross loans and leases, at December 31, 1997. Management believes increasing the allowance for loan and lease losses is prudent as total loans, particularly commercial, consumer and construction loans, and leases increase. Accordingly, management anticipates that it will continue its provision to the allowance for loan and lease losses at current levels for the near future, provided the level of nonperforming loans remains low.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $205, or 26.3%, and $463, or 29.7%, for the three and six months ended June 30, 1998 compared to the same periods in 1997. Such increases are due to increased fee income from the Corporation's data service center, increased gains on loan sales (both servicing-released and service-retained) and increased fee income on deposit and cash management accounts.

Total noninterest expense increased $385, or 16.0%, and $825, or 17.5%, for the three and six months ended June 30, 1998 compared to the same periods in 1997. The increases were primarily the result of increases in salaries and employee benefits, occupancy expense and equipment expense. These were planned increases relating increased staffing and the addition of three new facilities. During the first quarter 1997, the Corporation moved most of its information systems and operations to a leased facility. Other departmental moves to the new facility are planned as space becomes available. Expansion of the Corporation's operations facilities was necessary to support growth. In subsequent quarters in 1997, the Corporation opened two new branch facilities, both of which were leased under 20-year fixed-cost leases.



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

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $559 and $1,125, or an effective rate of 32.8% and 32.9%, for the three and six months ended June 30, 1998 compared to $552 and $1,136, or an effective rate of 31.9% and 32.4%, for the three and six months ended June 30, 1997.

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

Cash and cash equivalents increased $5,037 from $25,283 at December 31, 1997 to $30,320 at June 30, 1998. Cash and equivalents represented 7.8% and 6.9% of total assets at June 30, 1998 and December 31, 1997. The Corporation has the ability to borrow up to approximately $22,032 from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Condensed Consolidated Statements of Cash Flows, the most significant transactions which affected the Corporation's level of cash and cash equivalents, cash flows and liquidity during the first half of 1998 were the net increase in loans of $10,864; the receipt of proceeds from maturities and repayments of securities of $49,800; securities purchases of $51,847 and the net increase in deposits of $17,980.



--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

CAPITAL RESOURCES

Total shareholders' equity increased $444 between December 31, 1997 and June 30, 1998, primarily due to earnings retained in excess of purchases of treasury stock. During the six months ended June 30, 1998, the Corporation purchased 65,000 shares of treasury stock, which reduced shareholders' equity by $1,354, or the cost of the shares purchased. The shares were purchased in the over-the-counter market as a means to reduce the Corporation's excess capital. Management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 14.0% at June 30, 1998, while the Tier 1 risk-based capital ratio was 13.3%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.5% at June 30, 1998 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.


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


-------------------------------------------------------------------------------
                                                                             16.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

IMPACT OF NEW ACCOUNTING STANDARDS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" - SFAS 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. SFAS 131 also requires selected information to be reported in interim financial statements. SFAS 131 will be effective for the Corporation's 1998 financial statements and is not expected to have a significant impact.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" - SFAS 132 amends the disclosure requirements of previous pension and other postretirement benefit accounting standards by requiring additional disclosures about such plans as well as eliminating some disclosures no longer considered useful. SFAS 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. Non-public companies are subject to reduced disclosure requirements, however, such entities may elect to follow the full disclosure requirements of SFAS 132. SFAS 132 will be effective for the Corporation's 1998 financial statements and is not expected to have a significant impact.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" - SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving off-setting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption SFAS 133 to have a significant impact on the Corporation's financial statements.



--------------------------------------------------------------------------------


                                                                             17.

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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Asset and Liability Management Policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index change. Currently, approximately 66.1%, of the Corporation's loan portfolio reprices on at least an annual basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

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



--------------------------------------------------------------------------------


                                                                             18.

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                           Quarter ended June 30, 1998
                           PART II - OTHER INFORMATION

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

Item 4 -       Submission of Matters to a Vote of Security Holders:


               On May 20, 1998, the Annual Meeting of the Shareholders of the Corporation was held. The following members of the Board of Directors of the Corporation were reelected by the votes set forth below for terms expiring in 2001:

               C. William Bonner     FOR:     2,644,357      WITHHELD:  6,192
               Merrill L. Kaufman    FOR:     2,641,049      WITHHELD:  9,500
               Terry M. Kramer       FOR:     2,650,549      WITHHELD:      -
               Thomas T. Porter      FOR:     2,650,549      WITHHELD:      -
               Edward Powers         FOR:     2,650,549      WITHHELD:      -


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


                                                                             19.

                               DCB FINANCIAL CORP.

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DCB FINANCIAL CORP.
                                     -------------------------------------------
                                     (Registrant)




Date:     August 7, 1998             /s/ LARRY D. COBURN
     ----------------------------    -------------------------------------
                                     (Signature)
                                     Larry D. Coburn
                                     President and Chief Executive Officer




Date:     August 7, 1998             /s/ DOUGLAS A. LOCKWOOD
     ----------------------------    -------------------------------------
                                     (Signature)
                                     Douglas A. Lockwood
                                     Interim Controller
                                     (Principal Accounting Officer)



--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.

                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------

EXHIBIT
NUMBER          DESCRIPTION                                                                    PAGE NUMBER
------          -----------                                                                    -----------
     11         Statement re:  computation of per share earnings               Reference is hereby made to Consolidated
                                                                               Statements of Income on page 4 and Note 1
                                                                               of Notes to Consolidated Financial
                                                                               Statements on page 8, hereof.

     27         Financial Data Schedule                                                             22



--------------------------------------------------------------------------------