Form 10-Q
period 1998-09-30
DCB FINANCIAL CORP
filed 1998-11-13
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1998

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

Common stock, no par value                      Outstanding at October 31, 1998:
                                                4,178,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------
                                Table of Contents




PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements
                                                                            Page
                                                                            ----

Consolidated Balance Sheets..................................................  3

Consolidated Statements of Income and Comprehensive Income...................  4

Condensed Consolidated Statements of Changes in
     Shareholders' Equity....................................................  5

Condensed Consolidated Statements of Cash Flows..............................  6

Notes to the Consolidated Financial Statements...............................  7


ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 13


ITEM 3 - Quantitative and Qualitative Disclosure About Market Risk........... 20


PART II - OTHER INFORMATION.................................................. 21


SIGNATURES   ................................................................ 22

                              DCB FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in thousands)
-------------------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------
                                                                September 30,  December 31,
                                                                    1998           1997
                                                                    ----           ----
ASSETS
Cash and due from banks                                           $ 16,798      $ 14,283
Federal funds sold                                                  23,100        11,000
                                                                  --------      --------
     Total cash and cash equivalents                                39,898        25,283
Securities available for sale, at fair value                        65,086        53,935
Securities held to maturity (estimated fair values $51,286 at
  September 30, 1998 and $54,158 at December 31, 1997)              50,773        53,834
Loans and leases                                                   238,974       228,634
Less allowance for loan and lease losses                            (1,904)       (1,842)
                                                                  --------      --------
     Net loans and leases                                          237,070       226,792
Premises and equipment, net                                          4,205         3,756
Accrued interest receivable and other assets                         5,576         3,518
                                                                  --------      --------

         Total assets                                             $402,608      $367,118
                                                                  ========      ========

LIABILITIES
Deposits
     Noninterest-bearing                                          $ 56,282      $ 50,969
     Interest-bearing                                              300,558       271,515
                                                                  --------      --------
         Total deposits                                            356,840       322,484
Borrowed funds                                                       5,780         7,005
Accrued interest payable and other liabilities                       2,523         1,589
                                                                  --------      --------
         Total liabilities                                         365,143       331,078

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                            3,779         3,779
Retained earnings                                                   35,274        32,432
Treasury stock, 95,000 shares at September 30, 1998 and
  20,000 shares at December 31, 1997, at cost                       (1,977)         (416)
Unrealized gain on securities available for sale                       389           245
                                                                  --------      --------
         Total shareholders' equity                                 37,465        36,040
                                                                  --------      --------

         Total liabilities and shareholders' equity               $402,608      $367,118
                                                                  ========      ========
-------------------------------------------------------------------------------------------

               See notes to the consolidated financial statements.
                                                                              3.

                              DCB FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)
------------------------------------------------------------------------------------------

                                                 Three Months Ended    Nine Months Ended
                                                    September 30,        September 30,
                                                    -------------        -------------
                                                  1998       1997      1998         1997
                                                  ----       ----      ----         ----
INTEREST INCOME
     Loans, including fees                       $5,330     $5,167     $15,720     $14,764
     Securities
         Taxable                                  1,640      1,446       4,870       4,110
         Nontaxable                                 107         92         287         263
     Other                                          265         92         573         358
                                                 ------     ------     -------     -------
         Total interest income                    7,342      6,797      21,450      19,495
                                                 ------     ------     -------     -------

INTEREST EXPENSE
     Deposits                                     3,645      3,105      10,420       8,773
     Other                                           90         89         266         264
                                                 ------     ------     -------     -------
         Total interest expense                   3,735      3,194      10,686       9,037
                                                 ------     ------     -------     -------

NET INTEREST INCOME                               3,607      3,603      10,764      10,458

Provision for loan losses                           124         96         349         288
                                                 ------     ------     -------     -------

NET INTEREST INCOME AFTER PROVISION               3,483      3,507      10,415      10,170

OTHER INCOME
     Service charges on deposit accounts            298        303         904         861
     Data service fees                               92         68         269         210
     Other operating income                         479        427       1,352       1,183
     Gain on sale of securities                      --         27          --          36
     Gain on sale of loans                          171         87         535         179
                                                 ------     ------     -------     -------
         Total other income                       1,040        912       3,060       2,469

OTHER EXPENSE
     Salaries and other employee benefits         1,528      1,273       4,336       3,720
     Occupancy expense                              200        214         613         596
     Equipment expense                              336        199       1,016         582
     Loan, lease and credit card expense             12         93          97         264
     Stationery and supplies expense                 76         67         248         236
     Ohio franchise tax expense                     128        122         387         379
     Other operating expenses                       607        511       1,726       1,413
                                                 ------     ------     -------     -------
         Total other expenses                     2,887      2,479       8,423       7,190
                                                 ------     ------     -------     -------

INCOME BEFORE FEDERAL INCOME TAXES                1,636      1,940       5,052       5,449

Provision for income taxes                          450        647       1,575       1,783
                                                 ------     ------     -------     -------

NET INCOME                                        1,186      1,293       3,477       3,666

OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized gain on available for sale
       securities arising during the period         214        122         144          81
     Reclassification adjustment for amounts
       realized on securities sales included
       in net income                                 --         18          --          24
                                                 ------     ------     -------     -------
         Total other comprehensive income           214        140         144         105
                                                 ------     ------     -------     -------

COMPREHENSIVE INCOME                             $1,400     $1,433     $ 3,621     $ 3,771
                                                 ======     ======     =======     =======

EARNINGS PER COMMON SHARE                        $  .28     $  .30     $   .83     $   .86
                                                 ======     ======     =======     =======
------------------------------------------------------------------------------------------

              See notes to the consolidated financial statements.
                                                                              4.

                              DCB FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                  (Dollars in thousands, except per share data)
---------------------------------------------------------------------------------------------------

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                         -------------            -------------
                                                     1998            1997      1998           1997
                                                     ----            ----      ----           ----
Balance at beginning of period                       $36,484      $34,205      $36,040      $32,579

Net income                                             1,186        1,293        3,477        3,666

Dividends declared ($.05 and $.15 per share
  in 1998 and $.05 and $.2167 per share in 1997)        (209)        (214)        (632)        (926)

Purchase of 10,000 and 75,000 shares of
  treasury stock in 1998, at cost                       (210)          --       (1,564)          --

Change in unrealized gain/loss on
  securities available for sale, net of tax              214          140          144          105
                                                     -------      -------      -------      -------

Balance at end of period                             $37,465      $35,424      $37,465      $35,424
                                                     =======      =======      =======      =======
---------------------------------------------------------------------------------------------------

              See notes to the consolidated financial statements.
                                                                              5.

                           DCB FINANCIAL CORP.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                          (Dollars in thousands)
-------------------------------------------------------------------------
                                                      Nine Months Ended
                                                        September 30,
                                                        -------------
                                                     1998           1997
                                                     ----           ----
NET CASH FLOWS FROM OPERATING ACTIVITIES           $  3,424      $  4,618

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                  (30,128)      (22,813)
         Maturities and repayments                   19,092         9,667
         Proceeds from sales                             --         8,083
     Securities held to maturity
         Purchases                                  (61,153)      (33,118)
         Maturities and repayments                   64,705        18,517
     Net change in banker's acceptances                  --        (1,974)
     Net change in loans                            (11,361)      (17,953)
     Premises and equipment expenditures               (899)       (1,357)
     Proceeds from sale of other real estate             --           201
                                                   --------      --------
         Net cash from investing activities         (19,744)      (40,747)

Cash flows from financing activities
     Net change in deposits                          34,356        30,376
     Net change in short-term borrowings             (1,225)          473
     Proceeds from long-term debt                     5,000         5,000
     Repayment of loan term debt                     (5,000)       (5,002)
     Purchases of treasury stock                     (1,564)           --
     Cash dividends paid                               (632)         (926)
                                                   --------      --------
         Net cash from financing activities          30,935        29,921
                                                   --------      --------

Net change in cash and cash equivalents              14,615        (6,208)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       25,283        32,359
                                                   --------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $ 39,898      $ 26,151
                                                   ========      ========

SUPPLEMENTAL DISCLOSURES
     Cash paid for income taxes                    $  1,472      $  1,575
     Cash paid for interest                          10,600         8,608
-------------------------------------------------------------------------

              See notes to the consolidated financial statements.
                                                                              6.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at September 30, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 1997, included in its 1997 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1997 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

--------------------------------------------------------------------------------
                                   (Continued)
                                                                              7.

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

Earnings per common share are computed under the provisions of SFAS No. 128, "Earnings Per Share," which was adopted retroactively by the Corporation on December 31, 1997. Adoption of SFAS 128 did not change the earnings per share amounts previously reported by the Corporation. Earnings per share computations are based on the weighted average number of shares of common stock outstanding during the year. All prior per-share data has been restated to reflect the shares issued in the internal reorganization discussed above.

The weighted average number of shares outstanding was 4,180,591 and 4,273,200 for the three months ended September 30, 1998 and 1997, and 4,203,438 and 4,273,200 for the nine months ended September 30, 1998 and 1997.


NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities were as follows:

                                            --------------September 30, 1998-------------
                                                          Gross       Gross     Estimated
                                            Amortized   Unrealized  Unrealized     Fair
                                               Cost       Gains       Losses      Value
                                               ----       -----       ------      -----
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury securities                $ 4,523       $ 40       $ --      $ 4,563
     Obligations of U.S. government
       agencies and corporations              39,624        450         (2)      40,072
     Obligations of states and political
       subdivisions                            3,780         49         --        3,829
     Mortgage-backed securities               15,423         60        (27)      15,456
                                             -------       ----       ----      -------
              Total debt securities           63,350        599        (29)      63,920

     Equity securities                         1,149         17         --        1,166
                                             -------       ----       ----      -------

     Total securities available for sale     $64,499       $616       $(29)     $65,086
                                             =======       ====       ====      =======

SECURITIES HELD TO MATURITY
     Obligations of U.S. government
       agencies and corporations             $ 1,000       $  1       $ --      $ 1,001
     Obligations of states and political
       subdivisions                            7,851        306         (1)       8,156
     Corporate obligations                    12,735         17        (31)      12,721
     Mortgage-backed securities               29,187        233        (12)      29,408
                                             -------       ----       ----      -------

     Total securities held to maturity       $50,773       $557       $(44)     $51,286
                                             =======       ====       ====      =======

--------------------------------------------------------------------------------
                                   (Continued)
                                                                              8.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                            ----------------December 31, 1997-------------
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
                                             =======        ====        ====      =======

                                            ----------------December 31, 1997-------------
                                                          Gross       Gross      Estimated
                                            Amortized  Unrealized   Unrealized     Fair
                                              Cost        Gains       Losses       Value
                                              ----        -----       ------       -----
SECURITIES HELD TO MATURITY
     Obligations of states and
       political subdivisions                $ 6,523        $215        $(15)     $ 6,723
     Corporate obligations                    21,089           6         (46)      21,049
     Mortgage-backed securities               26,222         190         (26)      26,386
                                             -------        ----        ----      -------

Total securities held to maturity            $53,834        $411        $(87)     $54,158
                                             =======        ====        ====      =======

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

At September 30, 1998, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at September 30, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.


--------------------------------------------------------------------------------
                                   (Continued)
                                                                              9.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                Available for sale      Held to maturity
                                ------------------      ----------------
                               Amortized     Fair     Amortized      Fair
                                 Cost        Value      Cost         Value
                                 ----        -----      ----         -----
Due in one year or less        $ 6,608     $ 6,644     $14,275     $14,264
Due from one to five years      11,208      11,301       3,850       3,934
Due from five to ten years      23,741      24,079       2,949       3,102
Due after ten years              6,370       6,440         512         578
Mortgage-backed securities      15,423      15,456      29,187      29,408
                               -------     -------     -------     -------

                               $63,350     $63,920     $50,773     $51,286
                               =======     =======     =======     =======

Proceeds from the sales of available-for-sale securities during the nine months ended September 30, 1997 were $8,083,000. Gross gains of $53,000 and gross losses of $16,000 were realized on those sales. Losses on called securities totaled $1,000 for the nine months ended September 30, 1997. There were no sales of available-for-sale securities during the nine months ended September 30, 1998.


NOTE 3 - LOANS AND LEASES

Loans and leases consisted of the following:

                                         September 30,   December 31,
                                            1998            1997
                                            ----            ----
     Loans secured by real estate
          Real estate construction        $ 28,179        $ 29,104
          Residential                       48,354          47,509
          Commercial and farmland           63,271          56,434
     Commercial and industrial              31,921          29,720
     Agricultural                            5,547           5,872
     State and political subdivisions        1,624           1,894
     Consumer and credit card               43,533          42,914
     Lease financing, net                    8,878           9,010
     Home equity lines of credit             7,667           6,177
                                          --------        --------

                                          $238,974        $228,634
                                          ========        ========

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             10.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and nine months ended September 30, 1998 and 1997 is as follows:

                              Three months ended       Nine months ended
                                  September 30,           September 30,
                                  -------------           -------------
                              1998          1997      1998          1997
                              ----          ----      ----          ----
Beginning balance             $1,916      $1,962      $1,842      $1,923
Provision for loan losses        124          96         349         288
Recoveries                        48          79         158         164
Charge-offs                     (184)       (113)       (445)       (351)
                              ------      ------      ------      ------

Ending balance                $1,904      $2,024      $1,904      $2,024
                              ======      ======      ======      ======

Impaired loans at September 30, 1998 and December 31, 1997 were as follows:

                                                     1998     1997
                                                     ----     ----
     Balance of impaired loans with no allowance
       for loan losses allocated                     $ --     $ --
     Balance of impaired loans with allowance
       for loan losses allocated                       --      265
     Amount of the allowance allocated                 --      173

Information regarding impaired loans is as follows for the nine months ended September 30, 1998 and 1997:

                                                     1998     1997
                                                     ----     ----

     Average impaired loans during the period        $ --     $145
     Interest income recognized during period          --       --
     Cash basis interest income recognized             --       --


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

--------------------------------------------------------------------------------
                                   (Continued)
                                                                             11.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 5 - CONCENTRATIONS OF CREDIT RISK AND FINANCIAL INSTRUMENTS
  WITH OFF-BALANCE SHEET RISK (Continued)

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments is not included in the consolidated financial statements. At September 30, 1998 and December 31, 1997, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $61,684 and $60,270. Of these commitments, fixed-rate commitments totaled $7,302 and $2,468 at September 30, 1998 and December 31, 1997. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

The exposure to credit loss in case of nonperformance by the other party to the financial instrument for commitments to make loans and lines and letters of credit is represented by the contractual amount of those instruments. DCB follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. In management's opinion, these commitments represent normal banking transactions and no material losses are expected to result therefrom. Collateral obtained upon exercise of the commitments is determined using management's credit evaluations of the borrower and may include real estate, business or consumer assets.

--------------------------------------------------------------------------------
                                                                             12.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
            and Results of Operations
            -------------------------

INTRODUCTION

The following discussion focuses on the consolidated financial condition of DCB Financial Corp. (the "Corporation") at September 30, 1998 compared to December 31, 1997, and the consolidated results of operations for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

The registrant is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material affect on the liquidity, capital resources or operations except as discussed herein. In addition, the registrant is not aware of any current recommendations by regulatory authorities that would have such effect if implemented. The Corporation cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation involves risks and uncertainties and are subject to change based on various important factors. Actual results could differ materially from those expressed or implied. Additionally, the Corporation claims no notification responsibilities should their opinions change from those expressed or implied herein.


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $402,608 at September 30, 1998 compared to $367,118 at December 31, 1997, an increase of $35,490, or 9.7%. The growth in assets was the result of the investment of funds provided by deposit growth in loans, securities and federal funds sold.

Federal funds sold increased $12,100, or 110.0%, from $11,000 at December 31, 1997 to $23,100 at September 30, 1998, as a result of the investment of excess funds provided from increased deposits. Management maintains excess liquidity in such short-term investments to provide sufficient funding for future loan growth.

Total securities increased $8,090, or 7.5%, from $107,769 at December 31, 1997 to $115,859 at September 30, 1998. The increase was the result of the reinvestment of proceeds from maturities, calls and principal repayments, as well as the investment of funds provided from increased deposits. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA") participation certificates and collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). Management classifies a portion of the securities portfolio as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. Securities classified as available for sale totaled $65,086, or 56.2%, of the total securities portfolio at September 30, 1998. The mortgage-backed securities portfolio, totaling $44,643 at September 30, 1998, provides the Corporation with a constant cash flow stream from principal repayments.


--------------------------------------------------------------------------------
                                                                             13.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------



Total loans increased $10,340, or 4.5%, from $228,634 at December 31, 1997 to $238,974 at September 30, 1998. Other than commercial real estate and farmland loans, significant growth was not experienced in the any of loan categories. Commercial real estate and farmland loans increased $6,837, or 12.1%, from $56,434 at December 31, 1997 to $63,271 at September 30, 1998. The Corporation has been able to take advantage of a strong local economy and the large number of businesses moving into the market. The continued growth in commercial real estate and farmland loans, as well as the growth trend of the various other types of real estate loans, is related to growth in the Corporation's market area as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the year. Strong growth in the Corporation's market also contributed to the overall loan growth, particularly commercial and industrial loans, which increased $2,201, or 7.4%, from $29,720 at December 31, 1997 to $31,921 at September 30, 1998. There is no concentration of lending to any one industry.

Despite the loan growth, the gross loan to deposit ratio dropped slightly to 70.0% at September 30, 1998 compared to 70.9% at December 31, 1997.

Total deposits increased $34,356, or 10.6%, from $322,484 at December 31, 1997 to $356,840 at September 30, 1998. Noninterest-bearing deposits increased $5,313, or 10.4%, while interest-bearing deposits increased $29,043, or 10.7%. The growth in interest-bearing deposits was due to an increase in interest-bearing demand and money market deposits, which increased in volume by $38,515, or 29.1%. Interest-bearing demand and money market deposits comprised 56.8% of total interest-bearing deposits at September 30, 1998 compared to 48.7% of total interest-bearing deposits at December 31, 1997. The increase was primarily in the Corporation's "Prime Time" deposit accounts that offer a variable interest rate tied to prime. The growth in such deposits has been primarily due to growth in the Corporation's market area as the Corporation has not used special promotions to attract the increased volume. Although the Corporation experienced a $1,886 increase in savings deposits, such accounts decreased from 13.9% of total interest-bearing deposits at December 31, 1997 to 13.2% of total interest-bearing deposits at September 30, 1998. Certificates of deposit decreased $11,358, or 11.1%, comprising 30.0% of total interest-bearing deposits at September 30, 1998 compared to 37.4% of total interest-bearing deposits at December 31, 1997. The decrease resulted as a large, public-fund certificate of deposit was not renewed upon maturing during the period.

At September 30, 1998 and December 31, 1997, borrowed funds consisted primarily of a $5,000 advance from the Federal Home Loan Bank. The advance was renewed in August 1998 and is due in May 1999. The renewed advance has a term of 270 days and carries a fixed interest rate of 5.70%. Repayment or renewal terms will be evaluated maturity. Borrowed funds also include a demand note issued to the U.S. Treasury, which totaled $780 at September 30, 1998, and $2,005 at December 31, 1997.


COMPARISON OF RESULTS OF OPERATIONS

NET INCOME. Net income for the nine months ended September 30, 1998 totaled $3,477, or $.83 per share, compared to net income of $3,666, or $.86 per share, for the same period in 1997. Net income for the quarter ended September 30, 1998 was $1,186, or $.28 per share, compared to $1,293, or $.30 per share, for the same quarter in 1997.


--------------------------------------------------------------------------------
                                                                             14.

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

Net interest income was $3,607 and $10,764 for the three and nine months ended September 30, 1998 compared to $3,603 and $10,458 for the same periods in 1997. Such increases are the result of an increased volume of interest-earning assets partially offset by a decrease in the average yield on such assets and an increase in interest-bearing liabilities that carried a higher average yield. The average yield on interest-earning assets has decreased as federal funds sold and securities, as opposed to higher-yielding loans, have made up a larger proportion of average interest-earning assets in 1998 compared to the prior year. The average cost of funds has increased as management has elected to offer attractive, competitive rates to retain deposits. Management expects to continue its competitive pricing to support growth provided the funds can be invested in income-earning assets with adequate yields.

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

The provision for loan and lease losses totaled $124 and $349 for the three and nine months ended September 30, 1998 and $96 and $288 for the three and nine months ended September 30, 1997. The growth in the provision is reflective of the overall growth in the loan portfolio rather than of concerns about credit quality. Management believes that despite the significant growth in loans, the quality of the loan portfolio has remained stable over the comparable years as a result of sound underwriting policies and procedures. Additionally, management believes increasing the allowance for loan and lease losses is prudent as total loans, particularly commercial, consumer and construction loans increase. Accordingly, management anticipates it will continue its provision to the allowance for loan and lease losses at current levels for the near future, provided the level of nonperforming loans remains low. The allowance for loan and lease losses totaled $1,904, or .80% of gross loans and leases, at September 30, 1998 compared to $1,842, or .81% of gross loans and leases, at December 31, 1997. Net charge-offs for the nine months ended September 30, 1998 were $287 compared to net charge-offs of $187 for the same period in 1997.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $128, or 14.0%, and $591, or 23.9%, for the three and nine months ended September 30, 1998 compared to the same periods in 1997. Such increases are due to increased fee income from the Corporation's data service center, increased gains on loan sales (both servicing-released and service-retained) and increased fee income on deposit and cash management accounts.

Total noninterest expense increased $408, or 16.5%, and $1,233, or 17.1%, for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The increases were primarily the result of increases in salaries and employee benefits, occupancy expense and equipment expense. These were planned increases relating increased staffing and the addition of three new facilities. During the first

--------------------------------------------------------------------------------
                                                                             15.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


quarter 1997, the Corporation moved most of its information systems and operations to a leased facility. Other departmental moves to the new facility are planned as space becomes available. Expansion of the Corporation's operations facilities was necessary to support growth. In subsequent quarters in 1997, the Corporation opened two new branch facilities, both of which were leased under 20-year fixed-cost leases. The two new branches are strategically located in areas of Delaware County currently experiencing strong population growth rates. With its broad line of products and services, the Corporation can meet the needs of the market and obtain the business needed to sustain the new branches and contribute to overall profitability. Other changes in noninterest expense were not significant.

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $450 and $1,575, or an effective rate of 27.5% and 31.2%, for the three and nine months ended September 30, 1998 compared to $647 and $1,783, or an effective rate of 33.4% and 32.7%, for the three and nine months ended September 30, 1997.


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

Cash and cash equivalents increased $14,615 from $25,283 at December 31, 1997 to $39,898 at September 30, 1998. Cash and equivalents represented 9.9% and 6.9% of total assets at September 30, 1998 and December 31, 1997. The Corporation has the ability to borrow up to approximately $22,424 from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Condensed Consolidated Statements of Cash Flows, the most significant transactions which affected the Corporation's level of cash and cash equivalents, cash flows and liquidity during the nine months ended September 30, 1998 were the net increase in loans of $11,361; the receipt of proceeds from maturities and repayments of securities of $83,797; securities purchases of $91,281 and the net increase in deposits of $34,356.


--------------------------------------------------------------------------------
                                                                             16.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


CAPITAL RESOURCES

Total shareholders' equity increased $1,425 between December 31, 1997 and September 30, 1998, primarily due to earnings retained more than purchases of treasury stock. During the nine months ended September 30, 1998, the Corporation purchased 75,000 shares of treasury stock, which reduced shareholders' equity by $1,564, or the cost of the shares purchased. The shares were purchased in the over-the-counter market as a means to reduce the Corporation's excess capital. Management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 14.3% at September 30, 1998, while the Tier 1 risk-based capital ratio was 13.6%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.7% at September 30, 1998 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.


YEAR 2000 ISSUE

The Corporation operates an in-house data processing center which also provides data processing services to other financial institutions. The Corporation's lending and deposit activities are almost entirely dependent upon computer systems which process and record transactions, although the Corporation can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. In addition to its basic operating activities, the Corporation's facilities and infrastructure, such as security systems and communications equipment, are dependent, to varying degrees, upon computer systems.

The Corporation is aware of the potential Year 2000 related problems that may affect the computers which control or operate Corporation's operating systems, facilities and infrastructure. In 1997, the Corporation began a process of identifying any Year 2000 related problems that may be experienced by its computer-operated or computer-dependent systems. Each application has been identified as "Mission Critical" or "Non-Mission Critical." The Corporation has contacted the companies that supply or service the Corporation's computer-operated or computer-dependent systems to obtain confirmation that each system that is material to the operations of the Corporation is either currently Year 2000 compliant or is


--------------------------------------------------------------------------------
                                                                             17.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Corporation will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense to the Corporation or disruption of the Corporation's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation, validation or implementation phase of the process of becoming Year 2000 compliant. As a contingency plan, however, the Corporation has determined that if the Corporation's systems fail, the Corporation would implement manual systems until such systems could be re-established. The Corporation does not anticipate that such short-term manual systems would have a material adverse effect on the Corporation's operations. At this time, however, the expense that may be incurred by the Corporation in connection with system failure related to the Year 2000 issue cannot be determined.

In addition to the possible expense related to its own systems, the Corporation could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Corporation's significant borrowers or impairing the payroll systems of large employers in the Corporation's primary market area. Because the Corporation's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Corporation's primary market area is not significantly dependent on one employer or industry, the Corporation does not expect any significant or prolonged Year 2000 related difficulties will affect net earnings or cash flow. At this time, however, the expense that may be incurred by the Corporation in connection with Year 2000 issues cannot be determined.


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


--------------------------------------------------------------------------------
                                                                             18.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" - SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 does not allow hedging of a security which is classified as held to maturity, accordingly, upon adoption of SFAS 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption SFAS 133 to have a significant impact on the Corporation's financial statements.

SFAS No. 134 "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise"
- SFAS 134 amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities" by changing the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS 115 except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, under SFAS 65, all retained mortgage-backed securities were required to be classified as trading. SFAS 134 will be effective on January 1, 1999 and is not expected to have a significant impact on the Corporation's financial statements.


--------------------------------------------------------------------------------
                                                                             19.

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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's Asset and Liability Management Policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index change. Currently, approximately 59.7%, of the Corporation's loan portfolio reprices on at least an annual basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

The Corporation's 1997 annual report details a table that provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997. The table is based on information and assumptions set forth in the notes. The Corporation believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted average interest rate. For variable rate loans the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1997 which would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.


--------------------------------------------------------------------------------
                                                                             20.

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                        Quarter ended September 30, 1998
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

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

Item 6 -       Exhibits and Reports on Form 8-K:
               (a) Exhibit 11, Statement re: computation of per share earnings. (Reference is hereby made to Consolidated Statements of Income and Comprehensive Income on page 4 and
                     Note 1 to the Consolidated Financial Statements on page 8, hereof.)

                     Exhibit 27, Financial Data Schedule

               (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

--------------------------------------------------------------------------------
                                                                             21.

                               DCB FINANCIAL CORP.

                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  DCB FINANCIAL CORP.
                                                  -----------------------------
                                                  (Registrant)




Date:     November 5, 1998                        /s/ Larry D. Coburn
     ---------------------------                  -----------------------------
                                                  (Signature)
                                                  Larry D. Coburn
                                                  President and Chief Executive
                                                       Officer




Date:     November 5, 1998                        /s/ Douglas A. Lockwood
     ---------------------------                  ------------------------------
                                                  (Signature)
                                                  Douglas A. Lockwood
                                                  Interim Controller
                                                  (Principal Accounting Officer)


--------------------------------------------------------------------------------
                                                                             22.

                               DCB FINANCIAL CORP.

                               INDEX TO EXHIBITS
--------------------------------------------------------------------------------

EXHIBIT
 NUMBER          DESCRIPTION                                                    PAGE NUMBER
 ------          -----------                                                    -----------
 11       Statement re:  computation of per share earnings        Reference is hereby made to Consolidated
                                                                  Statements of Income on page 4 and Note 1
                                                                  of Notes to Consolidated Financial
                                                                  Statements on page 8, hereof.

 27       Financial Data Schedule                                                 24


--------------------------------------------------------------------------------
                                                                             23.