Form 10-K405
period 1998-12-31
DCB FINANCIAL CORP
filed 1999-03-26
CIK 1025877

                                                              Page 1 of 72 pages
                                                              Exhibit Index on
                                                              page 57

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark one)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                   to
                                        -----------------    -----------------
         Commission File No. 0-22387

                               DCB FINANCIAL CORP
                               ------------------
                       (Name of registrant in its charter)

OHIO                                                         31-1469837
----                                                         ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                41 North Sandusky Street
                Delaware, Ohio                              43015
                -------------------------------------------------
               (Address of principal executive offices)   (Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At February 28, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $17.00 per share (such price being the average of the bid and asked prices on such date) was $71,029,400.

At February 28, 1999, the registrant 4,253,200 common shares issued and 4,178,200 common shares outstanding.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL
-------

DCB Financial Corp (the "Corporation") was incorporated under the laws of the State of Ohio in 1997, at the direction of management of The Delaware County Bank and Trust Company (the "Bank") for the purpose of becoming a bank holding company by acquiring all outstanding shares of the Bank. The Corporation acquired all such shares of the Bank after an interim bank merger, which transaction was consummated on March 14, 1997. The Bank is a commercial bank, chartered under the laws of the State of Ohio, and was organized in 1950. The Bank is the wholly-owned subsidiary of the Corporation and its only significant asset.

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

The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. At year-end 1998, deposits of public funds (funds of governmental agencies and municipalities) were 7.3% of total deposits. This amount can fluctuate, but generally not by a material amount. No material industry or group concentrations exist in the loan portfolio.

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

Commercial, industrial and agricultural loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the business's cash flow. Such loans are typically secured by business assets such as equipment and inventory and, occasionally, by the business owner's principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes single-family residence, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the business's cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower's cash flows when deciding whether to grant the credit to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

Commercial real estate and farmland loans are primarily secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Commercial real estate loans are generally originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as a commercial loan.

Residential real estate loans and home equity lines of credit carry primarily adjustable rates, although fixed-rate loans are originated and are secured by the borrower's residence. Such loans are made based on the borrower's ability to make repayment from employment and other income. Management assesses the borrower's ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate.

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

Another way the Bank meets the needs of its customers is through its lease-financing program. The Bank's leasing program involves leasing vehicles to individuals and businesses. The vehicle lease program includes new and late model automobiles and light trucks with terms from 12 to 60 months. The Bank also provides lease financing to businesses for commercial equipment. The Bank's comprehensive program includes leasing new and used equipment with flexible terms, though generally the term of a given lease is limited to some extent by the type of equipment and its useful life. Average lease terms for commercial equipment leases generally range from 3 to 8 years. The Bank sets aside a reserve to cover potential deficiencies in the residual value of the leased vehicle or equipment upon the termination of the lease.


EMPLOYEES
---------

At December 31, 1998, the Bank employed 203 employees, 182 of whom were full-time. The Bank provides a number of benefits such as health, dental and life insurance for all, as well as education assistance for qualified employees. A 401(k) retirement plan is in place for eligible employees. No employee is represented by a union or collective bargaining group. The Corporation has no employees not also employed by the Bank.

COMPETITION
-----------

The Bank operates in a highly-competitive industry due to statewide and interstate branching by banks, savings and loan associations and credit unions. In its primary market area of Delaware and surrounding counties, the Bank competes for new deposit dollars and loans with several other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank's investment portfolio, and which rates are used as indices on various loan products. The Bank is competitive with interest rates and loan fees that it charges, in pricing and variety of accounts it offers to the depositor. The dominant pricing mechanism on loans is the Prime interest rate as published in the Wall Street Journal. The interest spread more than Prime depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are set weekly by the Asset/Liability Committee. The Bank's primary objective in setting deposit rates is to remain competitive in the market area while maintaining an adequate interest spread to meet overhead costs.


SUPERVISION AND REGULATION
--------------------------

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

STATISTICAL DISCLOSURES
-----------------------

The following schedules present, for the periods indicated, certain financial and statistical information of the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures included as a part of this Form 10-K as of and for the year ended December 31, 1998.

         I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
                  A&B. Average Balance Sheet and Related Analysis of Net
                       -------------------------------------------------
                  Interest Earnings
                  -----------------

                  This information is included under the heading "Yields Earned and Rates Paid" on pages 21 through 24 of this document.

                  C. Interest Differential
                     ---------------------

                  This information is included under the heading "Yields Earned and Rates Paid" on page 24 of this document.

         II.      SECURITIES PORTFOLIO

                  A. The following is a schedule of the carrying value of
                     securities at year-end 1998, 1997 and 1996.

        (In thousands of dollars)                     1998        1997        1996
                                                      ----        ----        ----
Securities available for sale (at fair value)
   U.S. Treasury                                    $ 4,556     $ 5,568     $ 5,518
   U.S. Government agencies and corporations         50,556      33,409      28,366
   States and political subdivisions                  6,192         203         193
   Mortgage-backed                                   28,908      13,705      11,480
                                                    -------     -------     -------
   Total debt securities                             90,212      52,885      45,557
   Other securities                                   1,187       1,050       1,617
                                                    -------     -------     -------

   Total securities available for sale              $91,399     $53,935     $47,174
                                                    =======     =======     =======

Securities held to maturity (at amortized cost)
   U.S. Government agencies and corporations        $ 1,000     $    --     $    --
   States and political subdivisions                  7,994       6,523       5,946
   Corporate                                         12,150      21,089       2,230
   Mortgage-backed                                   28,040      26,222      23,695
                                                    -------     -------     -------

   Total securities held to maturity                $49,184     $53,834     $31,871
                                                    =======     =======     =======

                  B. The following is a schedule of maturities for each category of debt securities and the related weighted-average yield of such securities as of year-end 1998:

(In thousands of dollars)
                              --------------------------------------Maturing-------------------------------------
                                                        After One             After Five
                                  One Year             Year Through         Years Through              After
                                  or Less               Five Years            Ten Years              Ten Years
                              Amount     Yield      Amount      Yield      Amount     Yield      Amount     Yield
                              ------     -----      ------      -----      ------     -----      ------     -----
Available for sale
    U.S. Treasury            $ 4,300     5.96%     $   256      5.98%     $    --       --%     $    --       --%
    U.S. Government
      agencies and
      corporations             7,065     5.63        9,942      5.93       29,918     6.28        3,631     6.28
    States and political
      subdivisions                --       --          129      5.30          629     4.41        5,434     4.40
    Mortgage-backed               --       --          394      6.38        7,051     5.80       21,463     5.87
                             -------               -------                -------               -------

       Total                 $11,365     5.76%     $10,721      5.94%     $37,598     6.15%     $30,528     5.66%
                             =======     ====      =======      ====      =======     ====      =======     ====

Held to maturity
    U.S. Government
      agencies and
      corporations           $ 1,000     5.62%     $    --        --%     $    --       --%      $   --       --%
    States and political
      subdivisions               822     5.51        4,147      5.06        2,478     5.53          547     5.85
    Corporate                 12,150     5.26           --        --           --       --           --       --
    Mortgage-backed            1,322     5.80        5,189      6.14        8,344     5.83       13,185     5.47
                             -------               -------                -------               -------

       Total                 $15,294     5.34%     $ 9,336      5.66%     $10,822     5.76%     $13,732     5.49%
                             =======     ====      =======      ====      =======     ====      =======     ====

                     The weighted-average yields are calculated using amortized cost of investments and are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. The weighted-average yield on tax-exempt obligations is presented on a taxable equivalent basis based on the Corporation's marginal federal income tax rate of 34%. Equity securities consist of Federal Home Loan Bank stock and stock of other financial institutions that bear no stated maturity or yield and are not included in this analysis.

                  C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer exceeding 10% of the Corporation's consolidated shareholders' equity at year-end 1998.

         III.     LOAN PORTFOLIO

                  A. Types of Loans - Total loans on the balance sheet are
                     comprised of the following classifications at December 31:

        (In thousands of dollars)                 1998         1997         1996         1995         1994
                                                  ----         ----         ----         ----         ----
            Commercial and industrial           $l39,864     $ 37,486     $ 36,836     $ 40,631     $ 39,381
            Commercial real estate                66,501       56,434       45,487       40,328       42,137
            Residential real estate and
              home equity                         63,140       53,686       52,752       41,864       33,416
            Real estate construction              32,382       29,104       23,489       10,235       10,002
            Consumer and credit card              44,050       42,914       38,269       35,493       35,721
            Lease financing, net                   9,352        9,010        6,759        4,988        2,817
                                                --------     --------     --------     --------     --------

               Total loans                      $255,289     $228,634     $203,592     $173,539     $163,474
                                                ========     ========     ========     ========     ========

                  B. Maturities and Sensitivities of Loans to Changes in
                     Interest Rates - The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and home equity loans, consumer and credit card loans and leases, as of December 31, 1998:

                                                        -------------------Maturing ---------------
                                                        One Year  One Through  After Five
        (In thousands of dollars)                        or Less   Five Years     Years       Total
                                                         -------   ----------     -----       -----
        Fixed rate
        ----------
        Commercial and industrial                        $ 3,050     $ 5,552    $  5,623    $ 14,225
        Commercial real estate                               511       2,049       9,035      11,595
        Real estate construction and land development      3,985         210         166       4,361
                                                         -------     -------    --------    --------

            Total                                        $ 7,546     $ 7,811    $ 14,824    $ 30,181
                                                         =======     =======    ========    ========

        Variable rate
        -------------
        Commercial and industrial                        $14,683     $ 2,263    $  8,693    $ 25,639
        Commercial real estate                             4,247       3,180      47,479      54,906
        Real estate construction and land development      7,082       6,150      14,789      28,021
                                                         -------     -------    --------    --------

            Total                                        $26,012     $11,593    $ 70,961    $108,566
                                                         =======     =======    ========    ========

                   C. Risk Elements

                     1. Nonaccrual, Past Due and Restructured Loans - The
                        following schedule summarizes nonaccrual, past due and restructured loans.

                                                                         December 31,
                                                                         ------------
            (In thousands of dollars)                  1998       1997       1996       1995       1994
                                                       ----       ----       ----       ----       ----
          (a) Loans accounted for on a nonaccrual
                basis                                 $  753     $1,188     $  501     $2,014     $1,567

          (b) Accruing loans which are
                contractually past due 90 days or
                more as to interest or principal
                payments                                 325        238        489         65         58

          (c) Loans which are "troubled debt
                restructurings" as defined in
                Statement of Financial
                Accounting Standards No. 15
                (exclusive of loans in
                (a) or (b) above):                        --         --        143        150         --
                                                      ------     ------     ------     ------     ------

                 Totals                               $1,078     $1,426     $1,133     $2,229     $1,625
                                                      ======     ======     ======     ======     ======

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

               During 1998, $27,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, no interest income was recorded on such loans.

          (d) Impaired Loans - Information regarding impaired loans at year-end 1998, 1997 and 1996 is as follows:

                                                                     1998    1997     1996
                                                                     ----    ----     ----
               (In thousands of dollars)
               Year-end impaired loans with no allowance for loan
                 losses allocated                                    $--     $ --     $--
               Year-end impaired loans with allowance for loan
                 losses allocated                                     --      265      41
               Amount of the allowance allocated                      --      173      14

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

            2. Potential Problem Loans - At year-end 1998, no loans were identified which management has serious doubts about the borrowers' ability to comply with present loan repayment terms and which are not included in item III.C.1. above.

            3. Foreign Outstandings - There were no foreign outstandings during any period presented.

            4. Loan Concentrations - At year-end 1998, there were no
               concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans in Item III.A. above.

         D. Other Interest-Bearing Assets - At year-end, 1998, there were no other interest-bearing assets required to be disclosed under Item III.C.1. or 2. if such assets were loans.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

            (In thousands of dollars)        1998           1997           1996           1995           1994
                                             ----           ----           ----           ----           ----
              Average loans
                outstanding during
                period                     $238,844       $215,680       $188,679       $172,688       $145,433
                                           ========       ========       ========       ========       ========

           ALLOWANCE FOR LOAN
             LOSSES
              Balance at beginning of
                period                     $  1,842       $  1,923       $  1,940       $  1,865       $  2,455
              Loans charged off:
                 Commercial                    (112)          (263)           (66)           (57)          (758)
                 Commercial real
                   estate                        --            (15)            --             --            (33)
                 Residential real
                   estate and home
                   equity                        --             --             --             --             --
                 Real estate
                   construction                  --             --             --             --             --
                 Consumer and credit
                   card                        (443)          (346)          (352)          (334)          (169)
                 Lease financing                (13)           (20)          (110)           (33)           (23)
                                           --------       --------       --------       --------       --------
                    Total loans
                      charged off              (568)          (644)          (528)          (424)          (983)
                                           --------       --------       --------       --------       --------
              Recoveries of loans
               previously charged off:
                 Commercial                      40             77             30             16             58
                 Commercial real
                   estate                        --             --             --              4              5
                 Residential real
                   estate and home
                   equity                        --             --             --             --             --
                 Real estate
                   construction                  --             --             --             --             --
                 Consumer and credit
                   card                         141            151            114            111            144
                 Lease financing                 24             15              1              6             41
                                           --------       --------       --------       --------       --------
                    Total loan
                      recoveries                205            243            145            137            248
                                           --------       --------       --------       --------       --------

              Net loans charged off            (363)          (401)          (383)          (287)          (735)
              Provision charged to
                operating expense               469            320            366            362            145
                                           --------       --------       --------       --------       --------

              Balance at end of period     $  1,948       $  1,842       $  1,923       $  1,940       $  1,865
                                           ========       ========       ========       ========       ========

           Ratio of net charge-offs to
             average loans outstanding
             for period                         .15%           .19%           .20%           .17%           .51%

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

                             -----------------------Allocation of the Allowance for Loan Losses -----------------------
(In thousands of dollars)               Percentage of                   Percentage of                     Percentage of
                                        Loans in Each                   Loans in Each                     Loans in Each
                             Allowance   Category to        Allowance    Category to          Allowance    Category to
                              Amount     Total Loans         Amount      Total Loans           Amount      Total Loans
                              ------     -----------         ------      -----------           ------      -----------
                               December 31, 1998              December 31, 1997                 December 31, 1996
                               -----------------              -----------------                 -----------------
Commercial and industrial     $  618       15.62%            $  516        16.40%              $  519        18.09%
Commercial real estate           160       26.05                178        24.68                  273        22.34
Residential real estate
  and home equity                 93       24.73                 63        23.48                   71        25.91
Real estate construction          49       12.68                 30        12.73                   17        11.54
Consumer and credit card         494       17.26                465        18.77                  533        18.80
Lease financing                   74        3.66                 68         3.94                  106         3.32
Unallocated                      460          --                522           --                  404           --
                              ------      ------             ------       ------               ------       ------

    Total                     $1,948      100.00%            $1,842       100.00%              $1,923       100.00%
                              ======      ======             ======       ======               ======       ======

                               December 31, 1995              December 31, 1994
                               -----------------              -----------------
Commercial and industrial     $  526       23.42%            $  552        24.09%
Commercial real estate           262       23.24                189        25.78
Residential real estate and
  home equity                     78       24.12                 76        20.44
Real estate construction          11        5.90                            6.12
Installment and credit card      560       20.45                602        21.85
Lease financing                  142        2.87                138         1.72
Unallocated                      361          --                308           --
                              ------      ------             ------       ------

    Total                     $1,940      100.00%            $1,865       100.00%
                              ======      ======             ======       ======

V.       DEPOSITS

    A. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

                                            Average                     Average
                                      Amounts Outstanding              Rate Paid
                                    Year ended December 31       Year ended December 31
                                  1998       1997       1996      1998    1997    1996
                                  ----       ----       ----      ----    ----    ----
    (In thousands of dollars)

    Noninterest-bearing demand  $ 53,500   $ 45,330   $ 41,661     N/A     N/A     N/A
    Interest-bearing demand
      deposits                    27,527     26,295     29,612    2.41%   2.50%   2.55%
    Money market investment      131,105     97,603     85,036    5.26    5.28    5.04
    Savings deposits              38,457     37,874     38,781    3.13    3.18    3.20
    Time deposits                 93,498     89,667     69,968    5.53    5.58    5.38
                                --------   --------   --------

       Total deposits           $344,087   $296,769   $265,058    4.05%   4.05%   3.79%
                                ========   ========   ========    ====    ====    ====

    B.   Other categories - not applicable.

    C.   Foreign deposits - not applicable.

    D. The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of year-end 1998:

            Three months or less                                 $15,859
            Over three through six months                          6,304
            Over six through twelve months                         2,755
            Over twelve months                                     2,323
                                                                 -------

              Total                                              $27,241
                                                                 =======

    E. Time deposits greater than $100,000 issued by foreign offices - not applicable.


VI.      RETURN ON EQUITY AND ASSETS

         This information is included under the heading "ITEM 6 - Selected Financial Data" on pages 16 and 17 of this document.

                                                                1998     1997    1996
                                                                ----     ----    ----
               Dividend pay-out ratio (dividends declared
                 per share divided by net income per share)    18.58%   23.39%  19.60%


VII.     SHORT-TERM BORROWINGS

         This item is not required for the Corporation because average outstanding balances of short-term borrowings for the years ending December 31, 1998, 1997 and 1996 were less than 30% of shareholders' equity at such dates.

ITEM 2 - PROPERTIES

The Bank owns and operates its main office at 41 North Sandusky Street, Delaware, Ohio 43015. The Bank also operates 15 branches and 4 other properties that are owned or leased as noted below:

1. Drive-in Office, 33 W. William St., Delaware, Ohio 43015 (owned)
2. Delaware Center Branch Office, 199 S. Sandusky Street, Delaware, Ohio 43015 (owned)
3. Galena Branch Office, 10 Park Street, Galena, Ohio 43021 (owned)
4. Ostrander Branch Office, 10 West North Street, Ostrander, Ohio 43061 (owned)
5. Green Meadows Branch Office, 9191 Columbus Pike, Lewis Center, Ohio 43035 (leased)
6. Ashley Branch Office, 1 West High Street, Ashley, Ohio 43003 (owned)
7. Buehlers Central Office, 800 West Central Avenue, Delaware, Ohio 43015
   (leased)
8. Marysville Banking Center, 108 South Main Street, Marysville, Ohio 43040 (leased)
9. Marysville Banking Center II, 11069 West Fifth Street, Marysville, Ohio 43040 (leased)
10. Powell Office, 22 South Liberty Street, Powell, Ohio 43065 (owned)
11. Sunbury Office, 492 West Cherry Street, Sunbury, Ohio 43074 (leased)
12. Highland Lakes Office, 6156 Highland Lakes Avenue, Westerville, Ohio 43085 (leased)
13. Sawmill Parkway Office, 10149 Brewster Lane, Powell, Ohio, 43065, (leased)
14. ATM Express Bank, W. Central Ave., Delaware, Ohio 43015 (leased)
15. ATM Express Bank, Ohio Wesleyan University, Delaware, Ohio 43015 (leased)
16. ATM Express Bank, 8208 Marysville Road West, Ostrander, Ohio 43061 (leased)
17. Operations Center, 163 N. Sandusky Street, Delaware, Ohio 43015 (leased)
18. ATM Express Bank, 1123 U.S. Route 23 South, Delaware, Ohio 43015 (leased)
19. Willowbrook Branch Office, 100 Willowbrook Way South, Delaware, Ohio 43015 (leased)

The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All the properties owned by the Bank are unencumbered by any mortgage or security interest and are, in management's opinion, adequately insured. A portion of the building that houses the main office is leased to two tenants.


ITEM 3 - LEGAL PROCEEDINGS

There is no pending litigation, other than routine litigation incidental to the business of the Corporation and Bank, or of a material nature involving or naming the Corporation or Bank as a defendant. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest, which is adverse to the Corporation or Bank. No routine litigation in which the Corporation or Bank is involved is expected to have a material adverse impact on the financial position or results of operations of the Corporation or Bank.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders in the fourth quarter of 1998.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation had 4,178,200 common shares outstanding on February 28, 1999, held of record by approximately 1,432 shareholders. The Corporation's common stock is not traded on any securities exchange. However, many central Ohio brokerage firms maintain daily bid and ask prices for the Corporation's common stock. The range of the average known price per common share by quarter provided in the chart below is based on information received from such market maker. Dividends are also shown.

                               March 31,    June 30,    September 30,   December 31
                                 1998         1998          1998            1998
                               ---------    --------    -------------   -----------
          High                  $21.00       $21.00        $20.75          $18.00
          Low                    20.13        20.00         17.25           14.50
          Dividends per share      .05          .05          .05              .06

                               March 31,    June 30,    September 30,   December 31,
                                 1997         1997          1997            1997
                               ---------    --------    -------------   -----------
          High                  $16.67       $21.50        $20.88          $20.88
          Low                    14.17        16.00         19.50           20.00
          Dividends per share    .1167          .05          .05              .05

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


TRANSFER AGENT

DCB Financial Corp acts as transfer agent for the Corporation's common stock.


ANNUAL AND OTHER REPORTS, SHAREHOLDER AND GENERAL INQUIRIES

DCB Financial Corp is required to file an annual report on Form 10-K, for its fiscal year ended December 31, 1998, with the Securities and Exchange Commission. Copies of the Form 10-K annual report and the Corporation's quarterly reports may be obtained without charge by contacting:

    Mr. Donald R. Blackburn
    DCB Financial Corp
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

Selected financial condition                             At December 31,
  and other data:                 ------------------------------------------------------------
                                    1998         1997         1996         1995         1994
                                  --------     --------     --------     --------     --------
                                                 (In thousands)
Assets                            $418,540     $367,118     $319,117     $274,078     $257,693
Cash and cash equivalents           15,492       25,283       32,359       36,179       17,774
Bankers' acceptances                    --           --           --           --       12,763
Securities available for sale       62,491       40,230       35,694       25,536           --
Securities held to maturity         21,144       27,612        8,176       19,317       55,802
Mortgage-backed securities
  available for sale                28,908       13,705       11,480        5,942           --
Mortgage-backed securities
  held to maturity                  28,040       26,222       23,695       10,160        4,456
Loans and leases - net             253,341      226,792      201,669      171,599      161,609
Deposits                           368,918      322,484      279,091      243,856      229,752
Borrowed funds                       9,450        7,005        6,546          777        1,604
Shareholders' equity                38,309       36,040       32,579       28,694       25,674

                                                     Year ended December 31,
                                  ------------------------------------------------------------
Summary of earnings:                1998         1997         1996         1995         1994
                                  --------     --------     --------     --------     --------
                                      (In thousands, except per share data)
Interest and dividend income      $ 28,928     $ 26,409     $ 23,467     $ 19,972     $ 16,274
Interest expense                    14,323       12,369       10,202        8,110        6,168
                                  --------     --------     --------     --------     --------
Net interest income                 14,605       14,040       13,265       11,862       10,106
Provision for loan losses              469          320          366          362          145
                                  --------     --------     --------     --------     --------
Net interest income after
  provision for loan losses         14,136       13,720       12,899       11,500        9,961
Noninterest income                   4,139        3,324        2,890        2,410        2,339
Noninterest expense                 11,373        9,772        8,616        8,765        8,980
                                  --------     --------     --------     --------     --------
Income before income tax             6,902        7,272        7,173        5,145        3,320
Income tax expense                   2,168        2,382        2,293        1,562          921
                                  --------     --------     --------     --------     --------
Net income                        $  4,734     $  4,890     $  4,880     $  3,583     $  2,399
                                  ========     ========     ========     ========     ========

Per Share Data: (1)
Earnings per share                $   1.13     $   1.14     $   1.14     $    .84     $    .56
                                  ========     ========     ========     ========     ========
Dividends declared per share      $    .21     $  .2667     $  .2234     $    .17     $  .1633
                                  ========     ========     ========     ========     ========

------------------------

(1) Earnings and dividends per share for the Corporation have been restated to reflect the internal reorganization discussed above and the 3-for-1 stock split on June 14, 1995.

                                                      At or for the year ended December 31,
                                              -----------------------------------------------------
Selected financial ratios:                     1998        1997        1996        1995       1994
                                              ------      ------      ------      -----      ------
Interest rate spread
(difference between average yield
  on interest-earning assets and
  average cost of interest-
  bearing liabilities)                          3.01%       3.42%       3.75%      3.99%       3.62%
Net interest margin (net
  interest income as a
  percentage of average
  interest-earning assets)                      3.95        4.37        4.67       4.93        4.26
Return on equity (net income
  divided by average equity)                   13.64       14.00       15.99      13.17        9.73
Return on assets (net income
  divided by average total assets)              1.21        1.44        1.63       1.41         .96
Equity-to-assets ratio (average equity
  divided by average total assets)              8.89       10.29       10.22      10.71        9.84
Allowance for loan losses as a
  percentage of nonperforming loans           180.71      129.17      194.24      87.03      114.77


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Dollars in thousands, except per share amounts)

BUSINESS OF DCB FINANCIAL CORP

DCB Financial Corp (the "Corporation") was incorporated under the laws of the State of Ohio on March 14, 1997, at the direction of management and approval of the shareholders of The Delaware County Bank and Trust Company (the "Bank") for the purpose of becoming a bank holding company by acquiring all outstanding shares of the Bank. The Bank is a commercial bank, chartered under the laws of the State of Ohio, and was organized in 1950. The Bank is the wholly-owned subsidiary of the Corporation and its only significant asset.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In the following pages, management presents an analysis of the Corporation's financial condition and results of operations as of and for the year ended December 31, 1998, compared to prior years. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.


FORWARD-LOOKING STATEMENTS

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any statements expressed with respect to future periods.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $418,540 at year-end 1998 compared to $367,118 at year-end 1997, an increase of $51,422, or 14.0%. The growth in assets was the result of the investment of funds provided by strong deposit growth in loans and securities.

Federal funds sold decreased $9,450, or 85.9%, from $11,000 at year-end 1997 to $1,550 at year-end 1998, as a result of the reinvestment of such funds in higher-yielding loans and securities.

Total securities increased $32,814, or 30.4%, from $107,769 at year-end 1997 to $140,583 at year-end 1998. The increase was the result of the reinvestment of proceeds from maturities, calls and principal repayments, as well as the investment of excess liquidity and funds provided from increased deposits. The Corporation invests primarily in U.S. Treasury notes, Obligations of U.S. government agencies and corporations, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") participation certificates and Collateralized Mortgage Obligations ("CMOs"). Securities classified as available for sale totaled $91,399, or

65.0% of the total securities portfolio, at year-end 1998. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $56,948 at year-end 1998, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $26,655, or 11.7%, from $228,634 at year-end 1997 to $255,289 at year-end 1998. Growth was experienced in the majority of loan categories; however, the largest increases were in real estate-related loans. Commercial real estate loans increased $10,067, or 17.8%, from $56,434 at year-end 1997 to $66,501 at year-end 1998. In addition, residential real estate and home equity loans increased $9,454, or 17.6%, from $53,686 at year-end 1997 to $63,140 at year-end 1998 while construction loans, both residential and commercial, increased $3,278, or 11.3%. The continued growth in total real estate loans is related to growth in the Corporation's market area as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the year. Strong population growth in the Corporation's market contributed to the increase. In addition, the Corporation has been able to take advantage of a strong local economy and the large number of businesses moving into the market. Commercial and industrial loans increased $2,378, or 6.3%. There is no concentration of lending to any one industry.

Despite the strong loan growth, the gross loan to deposit ratio decreased slightly to 69.2% at year-end 1998 compared to 70.9% at year-end 1997.

During 1998, the Corporation purchased insurance contracts on the lives of the participants in a new supplemental post-retirement benefit plan and named the Corporation as the beneficiary. It is management's current intent that the revenue from the insurance contracts be used as a funding source for the plan. Cash surrender value of life insurance totaled $1,414 at year-end 1998.

Total deposits increased $46,434, or 14.4%, from $322,484 at year-end 1997 to $368,918 at year-end 1998. Noninterest-bearing deposits increased $6,841, or 13.4%, while interest-bearing deposits increased $39,593, or 14.6%. Interest-bearing demand and money market deposits increased from 48.7% of total interest-bearing deposits at year-end 1997 to 58.1% of total interest-bearing deposits at year-end 1998 as the Corporation experienced a $48,437, or 36.6%, increase in volume of such accounts. The increase was primarily in the Corporation's "Prime Time" deposit accounts which offer a variable interest rate tied to prime. The Corporation experienced a $3,102 increase in savings deposits, however, such accounts decreased from 13.9% of total interest-bearing deposits at year-end 1997 to 13.1% of total interest-bearing deposits at year-end 1998. Growth in such deposits has been primarily due to growth in the Corporation's market area as the Corporation has not used special promotions to attract the increased volume. Management believes the funds received from this deposit growth are fairly stable based on the growth in the Corporation's market area. Certificates of deposit decreased $11,946, or 11.8%, comprising 28.8% of total interest-bearing deposits at year-end 1998 compared to 37.4% at year-end 1997. The decrease resulted as a large, public-fund certificate of deposit was not renewed upon maturing during the year.

Borrowed funds totaled $9,450 at year-end 1998 compared to $7,005 at year-end 1997. The increase resulted as the Corporation borrowed an additional $4,252 from the FHLB through a mortgage-matched advance. The advance has a term of 10 years and carries a fixed interest rate of 5.10%. Principal and interest on the advance are due monthly. The Corporation also renewed a $5,000 FHLB advance which came due in August 1998. The renewed advance has a term of 270 days and carries a fixed interest rate of 5.70% with interest due monthly. Borrowed funds also include a demand note issued to the U.S. Treasury which totaled $225 at year-end 1998 and $2,005 at year-end 1997.

COMPARISON OF RESULTS OF OPERATIONS

NET INCOME. Net income for 1998 totaled $4,734, decreasing slightly compared net income for 1997 of $4,890 and net income for 1996 totaled $4,880. Earnings per share, adjusted to reflect the three-for-one stock exchange related to the holding Corporation formation, was $1.14 per share for both 1996 and 1997, and $1.13 per share for 1998. Return on average assets was 1.21%, 1.44% and 1.63% for 1998, 1997 and 1996, while return on average shareholders' equity was 13.64%, 14.00% and 15.99% over the same three years.


NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $14,605 for 1998 compared to $14,040 for 1997 and $13,265 for 1996. The $565 increase in 1998 over 1997 was the result of an increase in the average level of interest-earning assets partially offset by an increase in the average level interest-bearing liabilities. Growth in net interest income was also partly constrained by a decrease in the average yield earned on interest-earning assets from 8.22% in 1997 to 7.82% in 1998 while the average yield on interest-bearing liabilities remained constant over the same periods. The average yield earned on interest-earning assets decreased as a larger proportion of average earning assets were invested in lower yielding securities and federal funds sold rather than loans as was the case in the prior year. Also contributing to the decrease was a general decrease in market interest rates for loans in 1998 which resulted from increased competition and a 50 basis point reduction in the discount rate by the Board of Governors of the Federal Reserve System during the fourth quarter.

The $775 increase in net interest income in 1997 over 1996 was due to an increase in the average level of interest-earning assets partially offset by an increase in the average level of interest-bearing liabilities which carried a higher average yield. The average yield earned on interest-earning assets remained constant over the comparable periods while the average rate paid on interest-bearing liabilities increased. The increase in the cost of funds was the result of the shift of funds from lower yielding demand deposit and savings accounts to high yielding money market deposits and certificates of deposit.

As a result of the aforementioned shifts in the components of interest-earning assets and interest-bearing liabilities, as well as movements in market interest rates, the Corporation's net interest margin, which is calculated by dividing net interest income by average interest-earning assets, decreased from 4.67% in 1996 to 4.37% in 1997 and 3.95% in 1998.


PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and leases losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management's assessment of the losses inherent in the Corporation's loan portfolio. All lending activity contains associated risks of loan losses and the Corporation recognizes these credit risks as a necessary element of its business activity. To assist in identifying and managing potential loan losses, the Corporation maintains a loan review function that continuously evaluates individual credit relationships as well as overall loan-portfolio conditions. One of the primary objectives of this loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio-loss reserves.

The provision for loan and lease losses totaled $469 in 1998 compared to $320 in 1997 and $366 in 1996. The growth in the provision is reflective of the overall growth in the loan portfolio rather than of concerns about credit quality. Management believes that despite the significant growth in loans, the quality of the loan portfolio has improved over the comparable years as a result of sound underwriting policies and procedures. Net charge-offs for 1998 were $363, which represents .15% of average loans, compared to net charge-offs of $401 and $383, or .19% and .20% of average loans, in 1997 and 1996.

The allowance for loan losses increased from $1,842 at year-end 1997 to $1,948 at year-end 1998. As a percent of gross loans and leases, however, the allowance decreased from .81% to .76% over the same period. Nonperforming loans, defined as loans on nonaccrual status plus accruing loans past due 90 days or more, were $1,078, or .42% of gross loans, at year-end 1998 compared to $1,426, or .62% of gross loans, at year-end 1997. Such loans have been considered in management's analysis of the allowance for loan and lease losses. The allowance was 180.71% of nonperforming loans at year-end 1998 compared to 129.2% at year-end 1997.

Management believes increasing the allowance for loan losses is prudent as total loans, particularly commercial, consumer and construction loans, and leases increase. Accordingly, management anticipates that it will increase its provision to the allowance for loan and lease losses for the near future.


NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $815, or 24.5%, in 1998 compared to 1997. Similarly, total noninterest income increased $434, or 15.0%, in 1997 compared to 1996. The increases are due to increased fee income from the Corporation's data service center and trust department, increased gains on loan sales (both servicing-released and service-retained) and increased fee income on deposit and cash management accounts.

Total noninterest expense increased $1,601, or 16.4%, in 1998 compared to 1997 and $1,156, or 13.4%, in 1997 compared to 1996. The increases were primarily the result of increases in salaries and employee benefits, occupancy expense and equipment expense, where increases made up $1,421 of the total increase in 1998 and $797 of the total increase in 1997. These were planned increases relating to increased staffing and the addition of three new facilities in 1997. During the first quarter of 1997, the Corporation moved most of its information systems and operations to a leased facility. Other departmental moves to the new facility were made in 1998 and additional space in the facility was leased. Expansion of the Corporation's operations facilities was necessary to support growth. The Corporation also leased additional computer equipment in 1998 to support its internal and external data processing service operations. Additionally, the Corporation opened two new branch facilities in the latter part of 1997, both of which were leased under 20-year fixed-cost leases. The two new branches are strategically located in areas of Delaware County currently experiencing strong population growth rates. With its broad line of products and services, the Corporation expects to be able to meet the needs of the market and obtain the business needed to sustain the new branches and contribute to overall profitability.


INCOME TAXES. The change of income tax expense is primarily attributable to the change in income before income taxes. See Note 11 to the Consolidated Financial Statements. The provision for income taxes totaled $2,168 in 1998, $2,382 in 1997 and $2,293 in 1996 resulting in effective tax rates of 31.4%, 32.8% and 32.0%.


YIELDS EARNED AND RATES PAID. The following table sets forth certain information relating to the Corporation's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, for the periods presented. Average balances are derived from daily balances, which include nonaccruing loans in the loan portfolio.

                                                                         Year ended December 31,
                                       -------------------------------------------------------------------------------------------
                                                    1998                           1997                           1996
                                       -----------------------------  -----------------------------  -----------------------------
                                         Average    Interest            Average    Interest            Average    Interest
                                       outstanding   earned/  Yield/  outstanding   earned/  Yield/  outstanding   earned/  Yield/
                                         balance      paid     rate     balance      paid     rate     balance      paid     rate
                                         -------      ----     ----     -------      ----     ----     -------      ----     ----
Interest-earning assets:
   Federal funds sold                    $ 14,987   $   802    5.35%    $  9,774   $   541    5.54%    $ 14,429   $   774    5.36%
   Bankers acceptances                         --        --      --        1,619       126    7.78        3,750       203    5.41
   Securities (1)
     Taxable                               65,968     4,046    6.15       50,780     3,304    6.48       41,255     2,536    6.15
     Tax-exempt (2)                         8,416       434    5.17        6,601       356    5.39        6,977       360    5.16
   Mortgage-backed securities (1)          41,887     2,586    6.19       37,202     2,308    6.22       28,686     1,838    6.41
   Loans and leases (3)                   238,844    21,060    8.82      215,680    19,774    9.17      188,679    17,756    9.41
                                         --------   -------             --------   -------             --------   -------

     Total interest-earning assets        370,102    28,928    7.82      321,656    26,409    8.22      283,776    23,467    8.27
                                                    -------                        -------                        -------

Noninterest-earning assets:
   Cash and amounts due from banks         13,575                         12,848                        11,558
   Premises and equipment, net              3,781                          3,240                         2,617
   Other nonearning assets                  4,580                          3,598                         2,625
   Allowance for loan losses               (1,903)                        (1,942)                       (1,924)
                                         --------                       --------                      --------

     Total assets                        $390,135                       $339,400                      $298,652
                                         ========                       ========                      ========

Interest-bearing liabilities:
   Demand deposits                       $158,632   $ 7,560    4.77%    $123,898   $ 5,810    4.69%   $114,648   $ 5,041     4.40%
   Savings deposits                        38,457     1,203    3.13       37,874     1,204    3.18      38,781     1,241     3.20
   Certificates of deposit                 93,498     5,173    5.53       89,667     5,000    5.58      69,968     3,766     5.38
                                         --------   -------             --------   -------            --------   -------
     Total deposits                       290,587    13,936    4.80      251,439    12,014    4.78     223,397    10,048     4.50

   Borrowed funds                           7,061       387    5.48        6,106       355    5.81       2,384       154     6.46
                                         --------   -------             --------   -------            --------   -------

     Total interest-bearing liabilities   297,648    14,323    4.81      257,545    12,369    4.80     225,781    10,202     4.52
                                                    -------                        -------                      -------

                                                                         Year ended December 31,
                                       -------------------------------------------------------------------------------------------
                                                    1998                           1997                           1996
                                       -----------------------------  -----------------------------  -----------------------------
                                         Average    Interest            Average    Interest            Average    Interest
                                       outstanding   earned/  Yield/  outstanding   earned/  Yield/  outstanding   earned/  Yield/
                                         balance      paid     rate     balance      paid     rate     balance      paid     rate
                                         -------      ----     ----     -------      ----     ----     -------      ----     ----
(Continued)
Noninterest-bearing liabilities:
   Demand deposits                       $ 53,500                       $ 45,330                       $ 41,661
   Other liabilities                        4,291                          1,588                            708
                                         --------                       --------                       --------

     Total liabilities                    355,439                        304,463                        268,150

Shareholders' equity                       34,696                         34,937                         30,502
                                         --------                       --------                       --------

     Total liabilities & shareholders'
       equity                            $390,135                       $339,400                       $298,652
                                         ========                       ========                       ========

Net interest income; interest rate
  spread                                            $14,605    3.01%               $14,040    3.42%               $13,265    3.75%
                                                    =======  ======                =======  ======                =======  ======

Net interest margin (net interest
  income as a percent of average
  interest-earning assets)                                     3.95%                          4.37%                          4.67%
                                                             ======                         ======                         ======

Average interest-earning assets to average
  interest-bearing liabilities                               124.34%                        124.89%                        125.69%
                                                             ======                         ======                         ======

-------------------

(1) Average balance includes unrealized gains and losses while yield is based on amortized cost.

(2) Interest on tax-exempt securities is reported on a historical basis without tax-equivalent adjustment. Interest on tax-exempt securities on a tax equivalent basis was $658 in 1998, $539 in 1997 and $545 in 1996.

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

                                                      Year ended December 31,
                                      ----------------------------------------------------
                                           1998 vs. 1997                1997 vs. 1996
                                      -----------------------      -----------------------
                                         Increase                     Increase
                                        (decrease)                   (decrease)
                                          due to                       due to
                                      ---------------              --------------
                                      Volume   Rate     Total      Volume   Rate     Total
                                      ------   ----     -----      ------   ----     -----
Interest income attributable to:
    Federal funds sold                $  280  $  (19)   $  261     $ (257)  $  24   $ (233)
    Bankers acceptances                 (126)             (126)      (144)     67      (77)
    Securities:
       Taxable                           941    (199)      742        623     145      768
       Tax-exempt                         94     (16)       78        (20)     16       (4)
    Mortgage-backed securities           290     (12)      278        530     (60)     470
    Loans and leases                   2,064    (778)    1,286      2,485    (467)   2,018
                                      ------  ------    ------     ------   -----   ------

          Total interest income        3,543  (1,024)    2,519      3,217    (275)   2,942
                                      ------  ------    ------     ------   -----   ------

Interest expense attributable to:
    Demand deposits                    1,654      96     1,750        422     347      769
    Savings deposits                      18     (19)       (1)       (29)     (8)     (37)
    Certificates of deposit              212     (39)      173      1,094     139    1,233
    Borrowings                            53     (21)       32        217     (15)     202
                                      ------  ------    ------     ------   -----   ------

          Total interest expense       1,937      17     1,954      1,704     463    2,167
                                      ------  ------    ------     ------   -----   ------

Increase (decrease) in net
  interest income                     $1,606  $(1,041)  $  565     $1,513   $(738)  $  775
                                      ======  =======   ======     ======   =====   ======


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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's asset and liability management policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. Currently, $172,696, or 67.6%, of the Corporation's loan portfolio reprices on regular basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 1998, based on information and assumptions set forth in the Notes. The Corporation believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted average interest rate. For variable-rate loans the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior.

                                                                                                                       Fair
                                       1999        2000       2001       2002      2003     Thereafter    Total        Value
                                       ----        ----       ----       ----      ----     ----------    -----        -----
Rate-sensitive assets:
Fixed-rate loans (1)                 $ 17,158    $ 6,094    $12,576    $14,200    $15,098    $ 17,467    $ 82,593    $ 83,525
Average interest rate                    9.03%     10.09%      9.40%      9.35%      9.06%       9.06%       9.23%
Variable-rate loans (1) (2)            37,211     10,295      6,614      4,763      7,957     105,856     172,696     173,198
Average interest rate                    8.99       9.48       9.10       9.22       8.80        8.71        8.85
Fixed-rate debt securities -
  available for sale (1)               11,365      1,266      3,282      2,017      3,762      39,612      61,304      61,304
Average interest rate                    5.76       5.67       6.12       5.98       5.92        5.85        5.85
Fixed-rate debt securities -
  held to maturity (1)                 13,972        641      1,339        753      1,414       3,025      21,144      21,434
Average interest rate                    5.30       4.70       4.93       5.21       5.43        5.59        5.30
Fixed-rate mortgage-backed
  securities - available for
  sale (3)                              1,340      1,240        635        721        500       4,496       8,932       8,932
Average interest rate                    5.90       5.93       5.90       6.01       5.88        5.88        5.90
Variable-rate mortgage-
  backed securities -
  available for sale (4)                  999        949        901        856        814      15,457      19,976      19,976
Average interest rate                    5.85       5.85       5.85       5.85       5.85        5.85        5.85
Fixed-rate mortgage-backed
  securities - held to
  maturity (3)                          5,329      4,099      2,540      2,635      2,098      11,339      28,040      28,263
Average interest rate                    6.43       5.80       5.77       5.83       5.88        5.61        5.72
Federal funds sold (5)                  1,550         --         --         --         --          --       1,550       1,550
Average interest rate                    5.44         --         --         --         --          --        5.44

Total rate-sensitive assets            88,924     24,584     27,887     25,945     31,643     197,252     396,235     398,182
Average interest rate                    7.71       8.38       8.20       8.38       8.12        7.65        7.82

(Continued on next page)

(Continued)

                                                                                                                       Fair
                                       1999        2000       2001       2002      2003     Thereafter    Total        Value
                                       ----        ----       ----       ----      ----     ----------    -----        -----
Rate-sensitive liabilities:
Noninterest-bearing
  deposits (6)                       $ 14,452    $11,562    $ 8,672    $ 7,226    $ 7,226    $  8,672    $ 57,810    $ 57,810
Average interest rate                      --         --         --         --         --          --          --
Interest-bearing demand
  deposits (7)                         44,303     44,303     33,227     33,227     22,150      44,303     221,513     221,513
Average interest rate                    4.08%      4.08%      4.08%      4.08%      4.08%       4.08%       4.08%
Time deposits (8)                      78,765      8,791      2,039         --         --          --      89,595      90,270
Average interest rate                    5.01       5.20       5.09         --         --          --        5.03
Fixed-rate borrowings (8)               5,590        355        374        393        413       2,325       9,450       9,356
Average interest rate                    5.65       5.10       5.10       5.10       5.10        5.10        5.43

Total rate-sensitive liabilities      143,110     65,011     44,312     40,846     29,789      55,300     378,368     378,949
Average interest rate                    4.24       3.51       3.34       3.37       3.10        3.48        3.72

-------------------

(1) Assumes normal amortization based on contractual maturity and repayment.

(2) Variable-rate commercial and home-equity loans are based on the prime rate of interest as stated in the Wall Street Journal and are subject to repricing when the prime rate is adjusted. Variable-rate mortgage loans are based on a constant-maturity treasury index and are subject to repricing on a 1-, 3- and 5-year basis.

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


The principal cash flows and the weighted-average interest rates of rate-sensitive assets and liabilities expected at year-end 1998 did not significantly change from year-end 1997. The following table provides summary information about the Corporation's financial instruments that were sensitive to changes in interest rates as of year-end 1997 and was prepared using assumptions similar to that of the above table.

                                                                                                               Fair
                                       1998       1999      2000      2001      2002   Thereafter   Total      Value
                                       ----       ----      ----      ----      ----   ----------   -----      -----
Total rate-sensitive assets          $ 98,569   $25,275   $20,615   $27,003   $26,912   $147,979   $346,353   $348,153
Average interest rate                    7.88%     7.90%     8.90%     8.42%     8.83%      8.52%      8.33%

Total rate-sensitive liabilities     $137,116    67,724    36,258    27,632    27,618     33,141    329,489    330,204
Average interest rate                    4.36      4.20      3.43      3.19      3.19       3.19       3.91

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

Cash and cash equivalents decreased $9,791, or 38.7%, from $25,283 at year-end 1997 to $15,492 at year-end 1998. The decrease is the result of a shift of investments in federal funds sold to higher yielding loans and securities. Cash and cash equivalents at year-end 1998 represented 3.7% of total assets compared to 6.9% of total assets at year-end 1997. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions which affected the Corporation's level of cash and cash equivalents, cash flows and liquidity during 1998 were the net increase in loans of $22,537; the receipt of proceeds from maturities and repayments of securities of $106,255; securities purchases of $138,613 and the net increase in deposits of $46,434.


CAPITAL RESOURCES

Total shareholders' equity increased $2,269 primarily due to earnings retained. The increase is net of cash dividends paid of $883. Additionally, the Corporation purchased 75,000 shares of treasury stock, which reduced shareholders' equity by $1,562, or the cost of the shares purchased. The shares were purchased in the over-the-counter market as a means to reduce the Corporation's excess capital. Management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk weighted assets was 13.8% at year-end 1998, while the Tier 1 risk-based capital ratio was 13.2%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.2% at year-end 1998 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.


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

The Corporation is aware of the potential Year 2000 related problems that may affect the computers which control or operate Corporation's operating systems, facilities and infrastructure. In 1997, the Corporation began a process of identifying any Year 2000 related problems that may be experienced by its computer-operated or computer-dependent systems. Each application has been identified as "Mission Critical" or "Non-Mission Critical." The Corporation has contacted the companies that supply or service the Corporation's computer-operated or computer-dependent systems to obtain confirmation that each system that is material to the operations of the Corporation is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Corporation will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense to the Corporation or disruption of the Corporation's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation, validation or implementation phase of the process of becoming Year 2000 compliant. The Corporation has examined its computer hardware and software and determined it will cost approximately $160,000 to make such systems Year 2000 compliant. Of that amount, the Corporation has already spent $39,000. At this time, however, any additional expense that may be incurred by the Bank in connection with Year 2000 issues cannot be determined.

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

IMPACT OF NEW ACCOUNTING STANDARDS

Beginning January 1, 2000 a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.


IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and Notes included herein have been prepared in accordance with generally accepted accounting principles ("GAAP"). Presently, GAAP requires the Corporation to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered.

In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as on changes in monetary and fiscal policies.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included under the heading "Asset and Liability Management and Market Risk" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 24 through 26 of this document.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
DCB Financial Corp
Delaware, Ohio


We have audited the accompanying consolidated balance sheets of DCB Financial Corp (the "Corporation") as of December 31, 1998 and 1997, and related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCB Financial Corp as of December 31, 1998 and 1997, and consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                              Crowe, Chizek and Company LLP

Columbus, Ohio
February 5, 1999

                                 DCB FINANCIAL CORP
                             CONSOLIDATED BALANCE SHEETS
                             December 31, 1998 and 1997
                  (Dollars in thousands, except per share amounts)

------------------------------------------------------------------------------------
                                                               1998           1997
                                                               ----           ----
ASSETS
Cash and due from banks                                      $ 13,942      $ 14,283
Federal funds sold                                              1,550        11,000
                                                             --------      --------
    Total cash and cash equivalents                            15,492        25,283
Securities available for sale, at fair value                   91,399        53,935
Securities held to maturity (estimated fair value of
  $49,697 in 1998 and $54,158 in 1997)                         49,184        53,834
Loans and leases                                              255,289       228,634
Less allowance for loan and lease losses                       (1,948)       (1,842)
                                                             --------      --------
    Net loans and leases                                      253,341       226,792
Premises and equipment, net                                     3,965         3,756
Cash surrender value of life insurance                          1,414            --
Accrued interest receivable and other assets                    3,745         3,518
                                                             --------      --------

          Total assets                                       $418,540      $367,118
                                                             ========      ========


LIABILITIES
Deposits
    Noninterest-bearing                                      $ 57,810      $ 50,969
    Interest-bearing                                          311,108       271,515
                                                             --------      --------
       Total deposits                                         368,918       322,484
Borrowed funds                                                  9,450         7,005
Accrued interest payable and other liabilities                  1,863         1,589
                                                             --------      --------
    Total liabilities                                         380,231       331,078

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 issued                                              3,779         3,779
Retained earnings                                              36,283        32,432
Treasury stock, 95,000 and 20,000 shares, at cost              (1,978)         (416)
Accumulated other comprehensive income                            225           245
                                                             --------      --------
    Total shareholders' equity                                 38,309        36,040
                                                             --------      --------

          Total liabilities and shareholders' equity         $418,540      $367,118
                                                             ========      ========

------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                   DCB FINANCIAL CORP
                            CONSOLIDATED STATEMENTS OF INCOME
                  For the years ended December 31, 1998, 1997 and 1996
                    (Dollars in thousands, except per share amounts)

----------------------------------------------------------------------------------------
                                                             1998     1997       1996
                                                             ----     ----       ----
INTEREST INCOME
    Loans, including fees                               $21,060     $19,774     $17,756
    Securities
       Taxable                                            6,632       5,612       4,374
       Tax-exempt                                           434         356         360
    Federal funds sold                                      802         541         774
    Other                                                    --         126         203
                                                        -------     -------     -------
          Total interest income                          28,928      26,409      23,467

INTEREST EXPENSE
    Deposits                                             13,936      12,014      10,048
    Borrowings                                              387         355         154
                                                        -------     -------     -------
          Total interest expense                         14,323      12,369      10,202
                                                        -------     -------     -------

NET INTEREST INCOME                                      14,605      14,040      13,265

Provision for loan and leases losses                        469         320         366
                                                        -------     -------     -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      14,136      13,720      12,899

NONINTEREST INCOME
    Service charges on deposit accounts                   1,487       1,389       1,235
    Trust department income                                 231         166         123
    Securities gains (losses)                                --          36          (6)
    Net gains from sales of loans                           752         268         181
    Data service fees                                       367         276         218
    Other                                                 1,302       1,189       1,139
                                                        -------     -------     -------
          Total noninterest income                        4,139       3,324       2,890

NONINTEREST EXPENSE
    Salaries and other employee benefits                  5,866       5,070       4,602
    Equipment                                             1,252         813         635
    Occupancy                                               991         805         654
    State franchise taxes                                   516         503         414
    Other                                                 2,748       2,581       2,311
                                                        -------     -------     -------
          Total noninterest expense                      11,373       9,772       8,616
                                                        -------     -------     -------

INCOME BEFORE INCOME TAXES                                6,902       7,272       7,173

Provision for income taxes                                2,168       2,382       2,293
                                                        -------     -------     -------

NET INCOME                                              $ 4,734     $ 4,890     $ 4,880
                                                        =======     =======     =======

EARNINGS PER COMMON SHARE                               $  1.13     $  1.14     $  1.14
                                                        =======     =======     =======

----------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                      DCB FINANCIAL CORP
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      For the years ended December 31, 1998, 1997 and 1996
                        (Dollars in thousands, except per share amounts)

------------------------------------------------------------------------------------------------
                                                                 1998        1997        1996
                                                                 ----        ----        ----
NET INCOME                                                      $4,734      $4,890      $4,880

OTHER COMPREHENSIVE INCOME, NET OF TAX
    Unrealized gain (loss) on available for sale securities
      arising during the period                                    (20)        151         (44)
    Reclassification adjustment for amounts realized on
      securities sales included in net income                       --         (24)          4
                                                                ------      ------      ------
       Total other comprehensive income                            (20)        127         (40)
                                                                ------      ------      ------

COMPREHENSIVE INCOME                                            $4,714      $5,017      $4,840
                                                                ======      ======      ======

------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                            DCB FINANCIAL CORP
                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           For the years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------
                                                                              Accumulated
                                        Additional                               Other         Total
                               Common     Paid-in     Retained     Treasury  Comprehensive  Shareholders'
                               Stock      Capital     Earnings       Stock       Income        Equity
                               -----      -------     --------       -----       ------        ------
BALANCE, JANUARY 1, 1996       $1,424     $ 2,355      $24,757      $    --       $158        $28,694

Net income                         --          --        4,880           --         --          4,880
Cash dividends
  ($.2234 per share)               --          --         (955)          --         --           (955)
Change in fair value of
  securities available
  for sale                         --          --           --           --        (40)           (40)
                               ------     -------      -------      -------       ----        -------

BALANCE, DECEMBER 31, 1996      1,424       2,355       28,682           --        118         32,579

Net income                         --          --        4,890           --         --          4,890
Cash dividends
  ($.2667 per share)               --          --       (1,140)          --         --         (1,140)
Formation of holding
  company                       2,355      (2,355)
Purchase of 20,000
  treasury shares                  --          --           --         (416)        --           (416)
Change in fair value of
  securities available
  for sale                         --          --           --           --        127            127
                               ------     -------      -------      -------       ----        -------

BALANCE, DECEMBER 31, 1997      3,779          --       32,432         (416)       245         36,040

Net income                         --          --        4,734           --         --          4,734
Cash dividends
  ($.21 per share)                 --          --         (883)          --         --           (883)
Purchase of 75,000
  treasury shares                  --          --           --       (1,562)        --         (1,562)
Change in fair value of
  securities available
  for sale                         --          --           --           --        (20)           (20)
                               ------     -------      -------      -------       ----        -------

BALANCE, DECEMBER 31, 1998     $3,779     $    --      $36,283      $(1,978)      $225        $38,309
                               ======     =======      =======      =======       ====        =======

----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                         DCB FINANCIAL CORP
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended December 31, 1998, 1997 and 1996
                                       (Dollars in thousands)

----------------------------------------------------------------------------------------------------
                                                                1998          1997          1996
                                                                ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $  4,734      $  4,890      $  4,880
    Adjustments to reconcile net income to net cash from
      operating activities
       Depreciation                                                677           520           428
       Provision for loan losses                                   469           320           366
       Deferred tax expense                                        339           612           277
       Securities losses (gains)                                    --           (36)            6
       Net amortization (accretion)                               (428)          194           275
       Federal Home Loan Bank stock dividends                      (58)          (67)          (41)
       Change in loans held for sale                            (4,481)       (1,637)         (496)
       Changes in other assets and other liabilities, net         (282)         (369)         (720)
                                                              --------      --------      --------
          Net cash from operating activities                       970         4,427         4,975

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale
       Purchases                                               (62,406)      (29,048)      (31,595)
       Maturities and repayments                                24,821        14,247         9,894
       Proceeds from sales                                          --         8,084         5,740
    Securities held to maturity
       Purchases                                               (76,207)      (58,955)      (84,208)
       Maturities and repayments                                81,434        37,050        81,778
    Net change in loans                                        (22,537)      (23,806)      (29,940)
    Premises and equipment expenditures                           (886)       (1,572)         (599)
    Proceeds from sale of premises and equipment                    --            --            56
    Purchase life insurance policies                            (1,414)           --            --
    Proceeds from sale of other real estate                         --           201            30
                                                              --------      --------      --------
          Net cash from investing activities                   (57,195)      (53,799)      (48,844)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                      46,434        43,393        35,235
    Net change in short-term borrowings                         (1,780)          461           792
    Proceeds from long-term debt                                 9,252         5,000         5,000
    Repayment of long-term debt                                 (5,027)       (5,002)          (23)
    Purchases of treasury stock                                 (1,562)         (416)           --
    Cash dividends paid                                           (883)       (1,140)         (955)
                                                              --------      --------      --------
          Net cash from financing activities                    46,434        42,296        40,049
                                                              --------      --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (9,791)       (7,076)       (3,820)
Cash and cash equivalents at beginning of year                  25,283        32,359        36,179
                                                              --------      --------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 15,492      $ 25,283      $ 32,359
                                                              ========      ========      ========

----------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements include the accounts of DCB Financial Corp (the "Corporation") and its wholly-owned subsidiary, The Delaware County Bank and Trust Company (the "Bank"). The financial statements of the Bank include accounts of its wholly-owned subsidiaries, D.C.B. Corporation and 362 Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Flow Reporting: Cash and cash equivalents include cash and due from banks and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, short-term bankers' acceptances and short-term borrowings.

The Corporation paid interest of $14,220, $12,213, and $10,077 for 1998, 1997 and 1996. Cash paid for income taxes was $2,072, $2,190, and $2,200 for 1998, 1997 and 1996.

Noncash transactions in 1997 included a transfer of $2,355 from additional paid-in capital to common stock due to the elimination the par value of common stock upon formation of the holding company. There were no significant noncash transactions in 1998 or 1996.

Bankers' Acceptances: Bankers' acceptances represent short-term financing arrangements the issuing party has agreed to pay at maturity. Interest income on these instruments is accrued over the contract period.

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

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

Loans Held for Sale: Certain residential mortgage loans are originated for sale in the secondary mortgage-loan market. These loans are included in real estate mortgage loans and are carried at the lower of cost or estimated fair value taken together. Net unrealized losses are recognized through a valuation allowance by charges to income. To mitigate the interest rate risk, fixed commitments may be obtained at the time loans are originated or identified for sale. Loans originated and held for sale totaled $6,897 and $2,416 at year-end 1998 and 1997.

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans and on an individual loan basis for other loans. In addition, loans held for sale and leases are excluded from consideration of impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that not all principal and interest amounts will be collected according to the original terms of the loan.

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk: The Corporation grants commercial, real estate and consumer loans primarily in Delaware County, Ohio, and surrounding areas. Loans for commercial real estate, farmland, construction and land development purposes comprise 38.8% of loans. Loans for commercial purposes comprise 15.6% of loans, and include loans secured by business assets and agricultural loans. Loans for residential real estate purposes aggregate 21.7% of loans. Loans and leases for consumer purposes, including home equity loans, are primarily secured by consumer assets and represent 23.9% of total loans. The borrowers' ability to honor their contracts is not dependent on the economic status of any single industry.

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

Loan Servicing: The Corporation has sold various loans to the Federal Home Loan Mortgage Corporation ("FHLMC") while retaining servicing rights. Gains and losses on loan sales are recorded at the time of the cash sale. Mortgage servicing rights are recorded as assets when the related loan is sold. These assets are amortized in proportion to, and over the period of, estimated net servicing income and are evaluated periodically for impairment. Impairment is evaluated based on the fair value of the rights using groupings of underlying loans with similar characteristics.
Mortgage servicing rights totaled $217 and $176 at year-end 1998 and 1997.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Industry Segment: Internal financial information is primarily reported and aggregated solely in the line of business of banking.

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share: Earnings per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding was 4,197,077 for 1998 and 4,270,789 for 1997 and 4,273,200 for 1996.

Comprehensive Income: Under a new accounting standard adopted on January 1, 1998, comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale.

Financial Statement Presentation: Some items in prior financial statements have been reclassified to conform to the current presentation.


NOTE 2 - SECURITIES

Year-end securities were as follows:

                                             ----------------------1998----------------------
                                                            Gross         Gross     Estimated
                                             Amortized   Unrealized    Unrealized     Fair
                                                Cost        Gains         Losses      Value
                                                ----        -----         ------      -----
       SECURITIES AVAILABLE FOR SALE
       U.S. Treasury                           $ 4,518       $ 38         $  --      $ 4,556
       U.S. government agencies and
         corporations                           50,194        395           (33)      50,556
       States and political subdivisions         6,167         55           (30)       6,192
       Mortgage-backed                          29,009         59          (160)      28,908
                                               -------       ----         -----      -------
          Total debt securities                 89,888        547          (223)      90,212

       Other securities                          1,169         18            --        1,187
                                               -------       ----         -----      -------

       Total securities available for sale     $91,057       $565         $(223)     $91,399
                                               =======       ====         =====      =======

       SECURITIES HELD TO MATURITY
       U.S. government agencies and
         corporations                          $ 1,000       $  2         $  --      $ 1,002
       States and political subdivisions         7,994        330            (7)       8,317
       Corporate                                12,150         --           (35)      12,115
       Mortgage-backed                          28,040        230            (7)      28,263
                                               -------       ----         -----      -------

       Total securities held to maturity       $49,184       $562         $ (49)     $49,697
                                               =======       ====         =====      =======

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                             ----------------------1997----------------------
                                                            Gross         Gross     Estimated
                                             Amortized   Unrealized    Unrealized     Fair
                                                Cost        Gains         Losses      Value
                                                ----        -----         ------      -----
       SECURITIES AVAILABLE FOR SALE
       U.S. Treasury                           $ 5,538       $ 30         $ --      $ 5,568
       U.S. government agencies and
         corporations                           33,176        234           (1)      33,409
       States and political subdivisions           203         --           --          203
       Mortgage-backed                          13,608        107          (10)      13,705
                                               -------       ----         ----      -------
          Total debt securities                 52,525        371          (11)      52,885

       Other securities                          1,038         12           --        1,050
                                               -------       ----         ----      -------

       Total securities available for sale     $53,563       $383         $(11)     $53,935
                                               =======       ====         ====      =======

       SECURITIES HELD TO MATURITY
       States and political subdivisions       $ 6,523       $215         $(15)     $ 6,723
       Corporate                                21,089          6          (46)      21,049
       Mortgage-backed                          26,222        190          (26)      26,386
                                               -------       ----         ----      -------

       Total securities held to maturity       $53,834       $411         $(87)     $54,158
                                               =======       ====         ====      =======

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

The amortized cost and estimated fair value of debt securities at year-end 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                          Available for sale      Held to maturity
                                          ------------------      ----------------
                                         Amortized    Fair      Amortized     Fair
                                            Cost      Value        Cost       Value
                                            ----      -----        ----       -----
Due in one year or less                   $11,322    $11,365     $13,972     $13,948
Due from one to five years                 10,258     10,327       4,147       4,270
Due from five to ten years                 30,237     30,547       2,478       2,609
Due after ten years                         9,062      9,065         547         607
Mortgage-backed securities                 29,009     28,908      28,040      28,263
                                          -------    -------     -------     -------
                                          $89,888    $90,212     $49,184     $49,697
                                          =======    =======     =======     =======

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

There were no sales of securities available for sale in 1998. Proceeds from sales of securities available for sale totaled $8,084 and $5,740 for 1997 and 1996. Gross gains of $53 and $4 and gross losses of $17 and $10 were realized on those sales.

At year-end 1998, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

Investments with a carrying value of approximately $35,520 and $42,689 as of year-end 1998 and 1997, were pledged to secure public funds and other obligations.


NOTE 3 - LOANS AND LEASES

Year-end loans and leases were as follows:

                                                          1998       1997
                                                          ----       ----
       Commercial and industrial                       $ 39,864   $ 37,486
       Commercial real estate                            66,501     56,434
       Residential real estate and home equity           63,140     53,686
       Real estate construction and land development     32,382     29,104
       Consumer and credit card                          44,050     42,914
       Lease financing, net                               9,352      9,010
                                                       --------   --------

                                                       $255,289   $228,634
                                                       ========   ========

Certain directors, executive officers and principal shareholders of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers during 1998 and 1997. A summary of activity on these borrower relationships with aggregate debt greater than $60,000 is as follows:

                                                   1998    1997
                                                   ----    ----
       Beginning balance                         $ 3,493  $2,734
       New loans and advances                      2,344   1,313
       Payments                                   (1,048)   (554)
                                                 -------  ------

       Ending balance                            $ 4,789  $3,493
                                                 =======  ======

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 3 - LOANS AND LEASES (Continued)

The following is a summary of the components of the Corporation's net investment in direct financing equipment and vehicle leases at year-end:

                                                                 1998     1997
                                                                 ----     ----
       Minimum lease payments receivable                       $ 5,377  $ 4,880
       Lease residuals (unguaranteed)                            5,694    5,668
                                                               -------  -------
                                                                11,071   10,548
       Unearned income                                           1,719    1,538
                                                               -------  -------

                                                               $ 9,352  $ 9,010
                                                               =======  =======


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                                                        1998     1997     1996
                                                        ----     ----     ----
       Balance at beginning of year                   $ 1,842  $ 1,923  $ 1,940
       Provision for loan  and lease losses               469      320      366
       Loans charged off                                 (568)    (644)    (528)
       Recoveries                                         205      243      145
                                                      -------  -------  -------

          Balance at end of year                      $ 1,948  $ 1,842  $ 1,923
                                                      =======  =======  =======

Impaired loans were not material during any period presented.


NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                                                 1998     1997
                                                                 ----     ----
       Land                                                    $   550  $   286
       Buildings                                                 2,768    3,173
       Furniture and equipment                                   3,662    2,941
                                                               -------  -------
                                                                 6,980    6,400
       Accumulated depreciation and amortization                 3,015    2,644
                                                               -------  -------

                                                               $ 3,965  $ 3,756
                                                               =======  =======

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 6 - LEASE COMMITMENTS

The Corporation has long-term operating leases for branch offices and equipment, which expire at various dates through 2017. Rental expense on lease commitments for 1998, 1997 and 1996 amounted to $686, $362 and $210. In 1997, the
Corporation entered two leases for branch facilities with a partnership in which a director of the Corporation holds an interest. One lease commenced on April 1, 1997 for a term of 20 years with annual rental payments of $84. The other lease commenced on September 1, 1997 for a term of 20 years with annual rental payments of $71. The following is a summary of the future minimum-lease payments on the Corporation's lease obligations:

                    1999                                   $  634
                    2000                                      630
                    2001                                      580
                    2002                                      296
                    2003                                      257
                    Thereafter                              2,334
                                                           ------

                                                           $4,731
                                                           ======


NOTE 7 - INTEREST-BEARING DEPOSITS

Year-end interest-bearing deposits were as follows:

                                                              1998       1997
                                                              ----       ----
       Interest-bearing demand and money market deposits    $180,604   $132,167
       Savings deposits                                       40,909     37,807
       Certificates of deposit
          In denominations under $100,000                     62,354     66,016
          In denominations of $100,000 or more                27,241     35,525
                                                            --------   --------

                                                            $311,108   $271,515
                                                            ========   ========

At year-end 1998, the scheduled maturities of certificates of deposit were as follows:

                    1999                                  $78,765
                    2000                                    8,791
                    2001                                    2,039
                                                          -------

                                                          $89,595
                                                          =======

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 8 - BORROWED FUNDS

The following table is a summary of year-end borrowings:

                                                                1998    1997
                                                                ----    ----
       Fixed-rate FHLB advance, 5.91%, due August 1998         $    -  $5,000

       Fixed-rate FHLB advance, 5.70%, due May, 1999            5,000       -

       Fixed-rate FHLB advance, 5.10%, due October, 2008        4,225       -

       Demand note issued to the U.S. Treasury                    225   2,005
                                                               ------  ------

                                                               $9,450  $7,005
                                                               ======  ======

As a member of the FHLB system, the Bank has the ability to obtain additional borrowings up to a maximum total of 50% of Bank assets subject to the level of qualified 1-4 family residential real estate loans to pledge and FHLB stock owned. The advances are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock.

At year-end 1998, required annual principal payments on borrowed funds were as follows:

                    1999                                  $5,590
                    2000                                     355
                    2001                                     374
                    2002                                     393
                    2003                                     413
                    Thereafter                             2,325
                                                          ------

                                                          $9,450
                                                          ======


NOTE 9 - RETIREMENT PLANS

The Bank provides a 401(k) savings plan for all eligible employees. To be eligible, an individual must have at least 1,000 hours of service during a 12-consecutive-month period and must be 20 or more years of age. Participants are permitted to make voluntary contributions to the Plan of up to 10% of individual compensation. The Bank matches 50% of those contributions up to a maximum match of 3% of the participant's compensation. The Bank may also provide an additional discretionary percentage. Employee voluntary contributions are vested at all times and Bank contributions are fully vested after three years. The 1998, 1997 and 1996 expense related to this plan was $175, $170 and $168.

In 1998, the Corporation implemented a supplemental post-retirement benefit plan for the benefit of certain officers of the Bank. The plan is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. The amount of each officer's benefit will depend on their salary at retirement as well as the their other sources of retirement income. The Corporation accrues the cost of these post-retirement benefits during the working careers of the officers. Expense under this plan was not material in 1998.

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 9 - RETIREMENT PLANS (Continued)

The Corporation has purchased insurance contracts on the lives of the participants in the supplemental post-retirement benefit plan and has named the Corporation as the beneficiary. While no direct contract exists between the supplemental post-retirement benefit plan and the life insurance contracts, it is management's current intent that the revenue from the insurance contracts be used as a funding source for the plan.


NOTE 10 - OTHER NONINTEREST EXPENSE

Other noninterest expense consisted of the following:

                                                        1998     1997     1996
                                                        ----     ----     ----
       Advertising and marketing                      $   285  $   327  $   245
       Postage, freight and courier                       292      301      270
       Office supplies                                    324      319      281
       Other expenses                                   1,847    1,634    1,515
                                                      -------  -------  -------

                                                      $ 2,748  $ 2,581  $ 2,311
                                                      =======  =======  =======


NOTE 11 - INCOME TAXES

The provision for income taxes consists of the following:

                                                        1998     1997     1996
                                                        ----     ----     ----
       Current tax expense                            $ 1,829  $ 1,770  $ 2,016
       Deferred tax expense                               339      612      277
                                                      -------  -------  -------

                                                      $ 2,168  $ 2,382  $ 2,293
                                                      =======  =======  =======

Year-end deferred tax assets and liabilities consist of the following:

                                                                 1998       1997
                                                                 ----       ----
       Deferred tax assets:
          Allowance for loan losses in excess of tax reserve   $    477    $   437
          Other                                                       3         12
                                                                 ------    -------
                                                                    480        449
       Deferred tax liabilities:
          Unrealized gain on securities available for sale     $  (116)    $  (126)
          Investment accretion                                     (96)        (93)
          Federal Home Loan Bank stock dividends                   (64)        (37)
          Deferred loan fees and costs                             (55)        (37)
          Leases                                                  (905)       (685)
          Depreciation                                             (94)         (6)
          Mortgage servicing rights                                (74)        (60)
                                                               -------     -------
                                                                (1,404)     (1,044)
                                                               -------     -------

       Net deferred tax liability                              $  (924)    $  (595)
                                                               =======     =======

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 11 - INCOME TAXES (Continued)

The difference between financial statement tax provision and amounts computed by applying the statutory federal income tax rate of 34.0% to income before income taxes was as follows:

                                                                  1998     1997     1996
                                                                  ----     ----     ----
       Income taxes computed at the statutory federal tax rate
         on pre-tax income                                       $2,347   $2,472   $2,439
       Tax effect of
          Tax exempt income                                        (168)    (157)    (155)
          Other                                                     (11)      67        9
                                                                 ------   ------   ------

                                                                 $2,168   $2,382   $2,293
                                                                 ======   ======   ======

       Effective tax rate                                          31.4%    32.8%    32.0%
                                                                 ======   ======   ======


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

Reserve Requirements: The Corporation was required to have $5,416 and $4,192 of cash on hand or on deposit with the Federal Reserve to meet regulatory reserve requirements at year-end 1998 and 1997. These balances do not earn interest.

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

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS
  WITH OFF-BALANCE-SHEET RISK (Continued)

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk at year-end follows:

                                                              1998     1997
                                                              ----     ----
       Commitments to extend credit                         $60,277  $58,464
       Standby letters of credit                                968    1,806

At year-end 1998 and 1997, and included above, commitments to make fixed-rate loans at current market rates totaled $4,080 and $2,468. There were no fixed-rate standby letters of credit at year-end 1998 while such commitments totaled $1,806 as of year-end 1997. The interest rates on fixed-rate commitments ranged from 5.63% to 11.00% for 1998 and from 6.38% to 10.50% for 1997.

Employment Agreements: The Bank has employment agreements with certain officers of the Bank. The agreements provide for terms of one year which renew automatically unless prior written notice is provided to the officer.


NOTE 13 - REGULATORY MATTERS

The Corporation and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action having a direct material effect on the financial statements.

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

The minimum capital requirements are as follows:

                                            Capital to risk
                                            weighted assets
                                            ---------------       Tier 1 capital
                                           Total       Tier 1   to average assets
                                           -----       ------   -----------------
    Well capitalized                        10%          6%             5%
    Adequately capitalized                   8           4              4
    Undercapitalized                         6           3              3

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 13 - REGULATORY MATTERS (Continued)

At year-end, actual capital levels and minimum required levels were:

                                                                                         Minimum Required
                                                                                            To Be Well
                                                                    Minimum Required       Capitalized
                                                                       For Capital    Under Prompt Corrective
                                                    Actual          Adequacy Purposes   Action Regulations
                                                    ------          -----------------   ------------------
                                              Amount      Ratio     Amount      Ratio   Amount       Ratio
                                              ------      -----     ------      -----   ------       -----
1998
----
Total capital (to risk weighted assets)
  Corporation                                $40,011       13.8%   $23,156       8.0%   $28,945       10.0%
  Bank                                        37,888       13.1     23,197       8.0     28,996       10.0
Tier 1 capital (to risk weighted assets)
  Corporation                                 38,063       13.2     11,578       4.0     17,367        6.0
  Bank                                        35,932       12.4     11,598       4.0     17,397        6.0
Tier 1 capital (to average assets)
  Corporation                                 38,063        9.2     16,634       4.0     20,793        5.0
  Bank                                        35,932        8.6     16,634       4.0     20,793        5.0

1997
----
Total capital (to risk weighted assets)
  Corporation                                $37,637       14.1%   $21,315       8.0%   $26,644       10.0%
  Bank                                        35,447       13.4    $21,230       8.0    $26,537       10.0
Tier 1 capital (to risk weighted assets)
  Corporation                                 35,795       13.4     10,657       4.0     15,986        6.0
  Bank                                        33,605       12.7     10,615       4.0     15,922        6.0
Tier 1 capital (to average assets)
  Corporation                                 35,795       10.0     14,309       4.0     17,886        5.0
  Bank                                        33,605        9.4     14,309       4.0     17,886        5.0

As of the latest regulatory examinations, the Corporation and the Bank were categorized as well capitalized. Management is not aware of any matters subsequent to these examinations that would cause the Corporation's or the Bank's regulatory capital category to change.

Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. Restrictions by banking regulations limit the amount of funds the Bank can transfer to the Corporation in the form of dividends. The most restrictive provision requires approval by regulatory authorities if dividends declared in any year exceed the year's net income, as defined, plus retained net profits of the two preceding years. The amount of the Bank's retained earnings available for dividends without approval from its supervising regulator was $7,917 at December 31, 1998.

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value approximates carrying value for financial instruments except those described below:

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

The estimated year-end fair values of financial instruments were as follows:

                                      --------1998-------  ---------1997-------
                                      Carrying    Fair     Carrying     Fair
                                        Value     Value      Value      Value
                                        -----     -----      -----      -----
Financial assets:
       Cash and cash equivalents      $ 15,492  $  15,492  $  25,283  $  25,283
       Securities available for sale    91,399     91,399     53,935     53,935
       Securities held to maturity      49,184     49,697     53,834     54,158
       Loans (excluding leases)        245,937    247,371    219,624    221,100
       Cash surrender value of life
         insurance                       1,414      1,414          -          -
       Accrued interest receivable       2,662      2,662      2,390      2,390

Financial liabilities:
       Noninterest-bearing deposits    (57,810)   (57,810)   (50,969)   (50,969)
       Interest-bearing deposits      (311,108)  (311,783)  (271,515)  (272,230)
       Borrowings                       (9,450)    (9,356)    (7,005)    (7,005)
       Accrued interest payable         (1,032)    (1,032)      (929)      (929)

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of DCB Financial Corp as of December 31, 1998 and 1997, and for the year ended December 31, 1998 and the period beginning March 14, 1997, the effective date of the internal reorganization, through December 31, 1997, is as follows:

                                CONDENSED BALANCE SHEETS
                               December 31, 1998 and 1997
                                                                     1998        1997
                                                                     ----        ----
ASSETS
Cash and cash equivalents                                          $ 2,035      $    92
Investment in subsidiary                                            36,179       33,850
Advance to Bank                                                         --        2,000
Other assets                                                            57          272
                                                                   -------      -------

   Total assets                                                    $38,271      $36,214
                                                                   =======      =======

LIABILITIES
Other liabilities                                                  $   (38)         174

SHAREHOLDERS' EQUITY                                                38,309       36,040
                                                                   -------      -------

   Total liabilities and shareholders' equity                      $38,271      $36,214
                                                                   =======      =======

                             CONDENSED STATEMENTS OF INCOME
                      Year ended December 31, 1998 and Period from
                           March 14, 1997 to December 31, 1997
                                                                     1998        1997
                                                                     ----        ----
INTEREST AND DIVIDEND INCOME
Dividends from subsidiary                                           $2,416      $3,297
Other                                                                    6          --
                                                                    ------      ------
  Total interest and dividend income                                 2,422       3,297

Operating expenses                                                      53          73
                                                                    ------      ------

Income before income taxes and equity in undistributed earnings
  of subsidiary                                                      2,369       3,224
Income tax benefit                                                     (16)        (23)
                                                                    ------      ------
Income before equity in undistributed earnings of subsidiary         2,385       3,247
Equity in undistributed earnings of subsidiary                       2,349         421
                                                                    ------      ------

NET INCOME                                                          $4,734      $3,668
                                                                    ======      ======

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

                    CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                    Year ended December 31, 1998 and Period from
                         March 14, 1997 to December 31, 1997
                                                                 1998         1997
                                                                 ----         ----
NET INCOME                                                     $ 4,734      $ 3,668

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Unrealized gain (loss) on available for sale securities
     arising during the period                                     (20)         127
   Reclassification adjustment for amounts realized on
     securities sales included in net income                        --           --
                                                               -------      -------
       Total other comprehensive income                            (20)         127
                                                               -------      -------

COMPREHENSIVE INCOME                                           $ 4,714      $ 3,795
                                                               =======      =======

                         CONDENSED STATEMENTS OF CASH FLOWS
                    Year ended December 31, 1998 and Period from
                         March 14, 1997 to December 31, 1997
                                                                 1998         1997
                                                                 ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $ 4,734      $ 3,668
Adjustments to reconcile net income
  to cash provided by operations:
   Equity in undistributed income of subsidiary                 (2,349)        (421)
   Net change in other assets/other liabilities                      3          (98)
                                                               -------      -------
       Net cash from operating activities                        2,388        3,149

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to subsidiary                                                  --       (2,000)
Principal payments received on loan to subsidiary                2,000           --
                                                               -------      -------
       Net cash from investing activities                        2,000       (2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchases of treasury stock                                     (1,562)        (416)
Cash dividends paid                                               (883)        (641)
                                                               -------      -------
       Net cash from financing activities                       (2,445)      (1,057)

Net change in cash and cash equivalents                          1,943           92
Cash and cash equivalents at beginning of period                    92           --
                                                               -------      -------

CASH AT END OF YEAR                                            $ 2,035      $    92
                                                               =======      =======

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


PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

This information is included in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of DCB Financial Corp (the "Proxy Statement") under the captions "Election of Directors and Information with Respect to Directors and Officers", "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(A) of the Securities Exchange Act of 1934" on pages 62 through 70 of this document.

Principal officers of the Corporation and the Bank are as follows:

                                        TERM OF
NAME                         AGE        OFFICE                 EXPERIENCE
Larry D. Coburn               51        Since August, 1995     President/CEO at
President & CEO                                                community bank in Northwest,
                                                               Ohio prior 3 years and same
                                                               position in a community
                                                               bank in Kansas 10 years
                                                               previous.

Larry E. Westbrook            59        Since 1986             Chief Operations Officer
Senior Vice President                                          and Cashier
Cashier

David G. Bernon               54        Since 1991             Chief Financial Officer at
Senior Vice President                                          SBF Services Inc., Vice
Loan Division Manager                                          President of the Delaware
                                                               County Bank & Trust Co.

Donald Blackburn              55        Since 1993             Assistant Vice President
Vice President                                                 Main Office Manager, Sr.
Shareholder & Customer Relations                               Banking Center Officer

Thomas E. Whitney             50        Since 1996             Attorney - Private Practice
Vice President and Sr.
Trust Officer

Donna R. Warbel               34        Since 1995             Human Resources
Human Resources Director                                       Assistant, DCB

All officers serve at the pleasure of the Bank's Board of Directors. There are no arrangements or understandings, other than certain employment agreements discussed on pages 66 through 67 in this document, between the Bank and any person above which such person was selected as an officer.

ITEM 11 - EXECUTIVE COMPENSATION


This information is included in the section captioned "Executive Compensation and Other Information" on page 66 of this document.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is included in the section captioned "Security Ownership of Certain Beneficial Owners and Management" on pages 64 and 65 of this document.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information is included in the section captioned "Certain Relationships and Related Transactions" on page 69 of this document.

PART IV

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number                          Description of Document
------                          -----------------------

  3.1 Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant's Form S-4, File No. 333-15579, effective January 10, 1997)

  3.2 Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant's Form S-4, File No. 333-15579, effective January 10, 1997)

 10.1 Employment agreement with Mr. Coburn (incorporated by reference to Registrant's Form 8-B, File No. 000-22387, effective April 15, 1997)

 10.2 Employment agreement with Mr. Westbrook (incorporated by reference to Registrant's Form 8-B, File No. 000-22387, effective April 15,
            1997)

 10.3 Employment agreement with Mr. Whitney (incorporated by reference to Registrant's Form 10-K, File No. 0-22387, effective March 25, 1998)

 11         Statement Regarding Computation of Per Share Earnings

 21         Subsidiaries of DCB Financial Corp

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

                                      DCB FINANCIAL CORP

                                      By:       /s/ LARRY D. COBURN
                                          ---------------------------------
                                          Larry D. Coburn, President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 24, 1999.

         Signatures                                      Title
         ----------                                      -----

/s/ LARRY D. COBURN                        President (Principal Executive
-----------------------------              Officer), CEO and Director
Larry D. Coburn


/s/ JEROME J. HARMEYER                     Director, Chairman of the Board
-----------------------------
Jerome J. Harmeyer


/s/ CHARLES W. BONNER                      Director
-----------------------------
Charles W. Bonner


/s/ WILLIAM R. OBERFIELD                   Director
-----------------------------
William R. Oberfield


/s/ RODNEY B. HURL, M.D.                   Director
-----------------------------
Rodney B. Hurl, M.D.


/s/ G. WILLIAM PARKER, M.D.                Director
-----------------------------
G. William Parker, M.D.


/s/ THOMAS T. PORTER                       Director
-----------------------------
Thomas T. Porter


/s/ EDWARD A. POWERS                       Director
-----------------------------
Edward A. Powers


/s/ MERRILL KAUFMAN                        Director
-----------------------------
Merrill Kaufman

/s/ GARY M. SKINNER                        Director
-----------------------------
Gary M. Skinner


/s/ TERRY M. KRAMER                        Director
-----------------------------
Terry M. Kramer


/s/ G. EDWIN JOHNSON                       Director
-----------------------------
G. Edwin Johnson


/s/ VICKIE J. LEWIS                        Director
-----------------------------
Vickie J. Lewis


/s/ RICHARD L. BUMP                        Director
-----------------------------
Richard L. Bump

                                INDEX TO EXHIBITS

EXHIBIT                                                               SEQUENTIAL
NUMBER                     DESCRIPTION OF DOCUMENT                       PAGE
------                     -----------------------                       ----

  3.1 Amended Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant's Form S-4,
            File No. 333-15579, effective January 10, 1997)               N/A

  3.2       Code of Regulations of DCB Financial Corp (incorporated
            by reference to Registrant's Form S-4, File No.
            333-15579, effective January 10, 1997)                        N/A

 10.1       Employment agreement with Mr. Coburn (incorporated by
            reference to Registrant's Form 8-B, File No. 000-22387,
            effective April 15, 1997)                                     N/A

 10.2       Employment agreement with Mr. Westbrook (incorporated
            by reference to Registrant's Form 8-B, File No.
            000-22387, effective April 15, 1997)                          N/A

 10.3       Employment agreement with Mr. Whitney (incorporated by
            reference to Registrant's 1997 Form 10-K, File No.
            0-22387, effective March 25, 1998)                            N/A

 11         Statement Regarding Computation of Per Share Earnings          58

 21         Subsidiaries of DCB Financial Corp                             59

 27         Financial Data Schedule                                        60

 99         Proxy Statement                                                62