Form 10-Q
period 1999-03-31
DCB FINANCIAL CORP
filed 1999-05-14
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1999

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

Common stock, no par value                          Outstanding at May 1, 1999:
                                                    4,178,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

--------------------------------------------------------------------------------

                                Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements                                               Page
                                                                            ----
Consolidated Balance Sheets.................................................   3

Consolidated Statements of Income...........................................   4

Consolidated Statements of Comprehensive Income.............................   5

Condensed Consolidated Statements of Changes in
    Shareholders' Equity....................................................   6

Condensed Consolidated Statements of Cash Flows.............................   7

Notes to the Consolidated Financial Statements..............................   8


ITEM 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  13


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.........  19


PART II - OTHER INFORMATION.................................................  20


SIGNATURES..................................................................  21

                               DCB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

Item 1.  Financial Statements

                                                       March 31,    December 31,
                                                         1999           1998
                                                         ----           ----
ASSETS
Cash and due from banks                                $ 16,769       $ 13,942
Federal funds sold                                       11,600          1,550
                                                       --------       --------
    Total cash and cash equivalents                      28,369         15,492
Securities available for sale, at fair value             83,712         91,399
Securities held to maturity (estimated fair values
  of $37,717 at March 31, 1999 and $49,697 at
  December 31, 1998)                                     37,320         49,184
Loans and leases                                        258,636        255,289
Less allowance for loan and lease losses                 (1,992)        (1,948)
                                                       --------       --------
    Net loans and leases                                256,644        253,341
Premises and equipment, net                               4,017          3,965
Accrued interest receivable and other assets              5,596          5,759
                                                       --------       --------

       Total assets                                    $415,658       $418,540
                                                       ========       ========

LIABILITIES
Deposits
    Noninterest-bearing                                $ 61,313       $ 57,810
    Interest-bearing                                    302,891        311,108
                                                       --------       --------
       Total deposits                                   364,204        368,918
Short-term borrowings                                     6,091          5,225
Long-term borrowings                                      4,142          4,225
Accrued interest payable and other liabilities            2,315          1,863
                                                       --------       --------
       Total liabilities                                376,752        380,231

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares
  authorized, 4,273,200 shares issued                     3,779          3,779
Retained earnings                                        37,257         36,283
Treasury stock, 95,000 shares, at cost                   (1,978)        (1,978)
Accumulated other comprehensive income                     (152)           225
                                                       --------       --------
       Total shareholders' equity                        38,906         38,309
                                                       --------       --------

       Total liabilities and shareholders' equity      $415,658       $418,540
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

                               DCB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                              1999         1998
                                                              ----         ----
INTEREST INCOME
    Loans, including fees                                    $5,341       $5,077
    Securities
       Taxable                                                1,758        1,623
       Tax-exempt                                               156           90
    Federal funds sold                                           75          136
                                                             ------       ------
          Total interest income                               7,330        6,926
                                                             ------       ------

INTEREST EXPENSE
    Deposits                                                  3,358        3,315
    Borrowings                                                  136           90
                                                             ------       ------
          Total interest expense                              3,494        3,405
                                                             ------       ------

NET INTEREST INCOME                                           3,836        3,521

Provision for loan losses                                       224           96
                                                             ------       ------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS             3,612        3,425

NONINTEREST INCOME
    Service charges on deposit accounts                         298          302
    Trust department income                                      95           68
    Data service fees                                           141           94
    Securities gains                                             20           --
    Net gains from sales of loans                               258          188
    Other                                                       432          383
                                                             ------       ------
          Total noninterest income                            1,244        1,035

NONINTEREST EXPENSE
    Salaries and other employee benefits                      1,591        1,403
    Occupancy                                                   208          212
    Equipment                                                   353          337
    State franchise taxes                                       130          130
    Other                                                       771          665
                                                             ------       ------
          Total noninterest expense                           3,053        2,747
                                                             ------       ------

INCOME BEFORE INCOME TAXES                                    1,803        1,713

Provision for income taxes                                      578          566
                                                             ------       ------

NET INCOME                                                   $1,225       $1,147
                                                             ======       ======

EARNINGS PER COMMON SHARE                                    $  .29       $  .27
                                                             ======       ======

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                             1999         1998
                                                             ----         ----
NET INCOME                                                  $1,225       $1,147

OTHER COMPREHENSIVE INCOME, NET OF TAX
    Unrealized gain/(loss) on available for sale
      securities arising during the period                    (364)           4
    Reclassification adjustment for amounts
      realized on securities sales included in
      net income                                               (13)          --
                                                            ------       ------

COMPREHENSIVE INCOME                                        $  848       $1,151
                                                            ======       ======

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                               March 31,
                                                               ---------
                                                           1999          1998
                                                           ----          ----
Balance at beginning of period                           $38,309       $36,040

Net income                                                 1,225         1,147

Dividends declared ($.06 per share in 1999 and
  $.05 per share in 1998)                                   (251)         (212)

Purchase of treasury stock (45,000 shares in 1998)            --          (941)

Change in unrealized gain/loss on
  securities available for sale, net of tax                 (377)            4
                                                         -------       -------

Balance at end of period                                 $38,906       $36,038
                                                         =======       =======

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                               March 31,
                                                               ---------
                                                          1999           1998
                                                          ----           ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                $  5,147       $ (1,431)

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale
       Purchases                                         (10,520)        (7,080)
       Maturities and repayments                           9,388          4,363
       Proceeds from sales                                 8,248             --
    Securities held to maturity
       Purchases                                          (3,716)       (15,813)
       Maturities and repayments                          15,616         16,880
    Net change in loans                                   (6,879)        (2,522)
    Premises and equipment expenditures                     (225)           (83)
                                                        --------       --------
          Net cash from investing activities              11,912         (4,255)

Cash flows from financing activities
    Net change in deposits                                (4,714)         7,277
    Net change in short-term borrowings                      866             (5)
    Repayment of long-term borrowings                        (83)            --
    Purchases of treasury stock                               --           (941)
    Cash dividends paid                                     (251)          (212)
                                                        --------       --------
       Net cash from financing activities                 (4,182)         6,119
                                                        --------       --------

Net change in cash and cash equivalents                   12,877            433

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            15,492         25,283
                                                        --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $ 28,369       $ 25,716
                                                        ========       ========


SUPPLEMENTAL DISCLOSURES
    Cash paid for income taxes                          $     --       $     --
    Cash paid for interest                                 3,261          3,133

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at March 31, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 1998, included in its 1998 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1998 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding was 4,178,200 and 4,272,201 for the three months ended March 31, 1999 and 1998.


NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities were as follows:

                                              ------------------March 31, 1999------------------
                                                             Gross        Gross        Estimated
                                              Amortized   Unrealized    Unrealized       Fair
                                                 Cost        Gains        Losses         Value
                                                 ----        -----        ------         -----
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury                              $ 3,263        $ 21        $  --         $ 3,284
    U.S. government agencies
      and corporations                          46,612         131         (127)         46,616
    States and political subdivisions            6,867          13         (119)          6,761
    Mortgage-backed securities                  25,965          47         (218)         25,794
                                               -------        ----        -----         -------
          Total debt securities                 82,707         212         (464)         82,455

    Other securities                             1,234          23           --           1,257
                                               -------        ----        -----         -------

    Total securities available for sale        $83,941        $235        $(464)        $83,712
                                               =======        ====        =====         =======

SECURITIES HELD TO MATURITY
    U.S. government agencies
      and corporations                         $ 1,000        $  1        $  --         $ 1,001
    States and political subdivisions            7,662         272          (12)          7,922
    Corporate obligations                          248           2           --             250
    Mortgage-backed securities                  28,410         199          (65)         28,544
                                               -------        ----        -----         -------

    Total securities held to maturity          $37,320        $474        $ (77)        $37,717
                                               =======        ====        =====         =======

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

                                              -----------------December 31, 1998----------------
                                                              Gross      Gross         Estimated
                                              Amortized    Unrealized  Unrealized        Fair
                                                 Cost         Gains      Losses          Value
                                                 ----         -----      ------          -----
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury                              $ 4,518        $ 38        $  --         $ 4,556
    U.S. government agencies
      and corporations                          50,194         395          (33)         50,556
    States and political subdivisions            6,167          55          (30)          6,192
    Mortgage-backed securities                  29,009          59         (160)         28,908
                                               -------        ----        -----         -------
          Total debt securities                 89,888         547         (223)         90,212

    Other securities                             1,169          18           --           1,187
                                               -------        ----        -----         -------

    Total securities available for sale        $91,057        $565        $(223)        $91,399
                                               =======        ====        =====         =======

SECURITIES HELD TO MATURITY
    U.S. government agencies
      and corporations                         $ 1,000        $  2        $  --         $ 1,002
    States and political subdivisions            7,994         330           (7)          8,317
    Corporate obligations                       12,150          --          (35)         12,115
    Mortgage-backed securities                  28,040         230           (7)         28,263
                                               -------        ----        -----         -------

    Total securities held to maturity          $49,184        $562        $ (49)        $49,697
                                               =======        ====        =====         =======

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

At March 31, 1999, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at March 31, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                   Available for sale             Held to maturity
                                   ------------------             ----------------
                                 Amortized        Fair         Amortized        Fair
                                    Cost          Value           Cost          Value
                                    ----          -----           ----          -----
Due in one year or less           $ 4,849        $ 4,873        $ 1,960        $ 1,969
Due from one to five years          4,463          4,461          4,061          4,154
Due from five to ten years         38,331         38,353          2,343          2,447
Due after ten years                 9,099          8,974            546            603
Mortgage-backed securities         25,965         25,794         28,410         28,544
                                  -------        -------        -------        -------

                                  $82,707        $82,455        $37,320        $37,717
                                  =======        =======        =======        =======

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Proceeds from the sales of available-for-sale securities during the three months ended March 31, 1999 were $8,248. Gross gains of $26 and gross losses of $6 were realized on those sales. There were no sales of available-for-sale securities during the three months ended March 31, 1998.


NOTE 3 - LOANS AND LEASES

Loans and leases consisted of the following:

                                                          March 31,    December 31,
                                                            1999          1998
                                                            ----          ----
       Commercial and industrial                         $ 44,483       $ 39,864
       Commercial real estate                              67,517         66,501
       Residential real estate and home equity             61,561         63,140
       Real estate construction and land development       31,185         32,382
       Consumer and credit card                            44,429         44,050
       Lease financing, net                                 9,461          9,352
                                                         --------       --------

                                                         $258,636       $255,289
                                                         ========       ========

Included in residential real estate and home equity loans are loans held for sale of $2,454 at March 31, 1999 and $6,897 at December 31, 1998.


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three months ended March 31, 1999 and 1998 is as follows:

                                            1999          1998
                                            ----          ----
       Balance - January 1                 $1,948        $1,842
       Provision for loan losses              224            96
       Loans charged off                     (228)          (99)
       Recoveries                              48            65
                                           ------        ------

       Balance - March 31                  $1,992        $1,904
                                           ======        ======

Impaired loans are not material in any period presented.

--------------------------------------------------------------------------------

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

The Corporation grants residential, consumer, and commercial loans to customers located primarily in Delaware, Union and surrounding counties in Ohio. Most loans are secured by specific items of collateral including business assets, consumer assets and residences.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments are not included in the consolidated financial statements. At March 31, 1999 and December 31, 1998, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $58,324 and $61,245. Of these commitments, fixed-rate commitments totaled $3,587 and $4,080 at March 31, 1999 and December 31, 1998. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and lines and letters of credit is represented by the contractual amount of those instruments. The Corporation follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. In management's opinion, these commitments represent normal banking transactions and no material losses are expected to result therefrom. Collateral obtained upon exercise of the commitments is determined using management's credit evaluations of the borrower and may include real estate, business or consumer assets.

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

--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
          and Results of Operations
          -------------------------


INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp. (the "Corporation") at March 31, 1999 compared to December 31, 1998, and the consolidated results of operations for the three months ended March 31, 1999 compared to the same period in 1998. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.


FORWARD-LOOKING STATEMENTS

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Corporation's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Corporation's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Corporation's financial performance and could cause the Corporation's actual results for future periods to differ materially from any statements expressed with respect to future periods.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $415,658 at March 31, 1999 compared to $418,540 at December 31, 1998, a decrease of $2,882, or 0.7%. The decline in assets was the result of a decrease in securities partially offset by an increase in federal funds sold and loans.

Federal funds sold increased $10,050, from $1,550 at December 31, 1998 to $11,600 at March 31, 1999. This increase was the result of the Corporation decreasing its investment in federal funds sold to purchase securities near the end of 1998 and subsequently using the proceeds from the maturity of securities to reinvest in federal funds sold during the three months ended March 31, 1999.

Total securities decreased $19,551, or 13.9%, from $140,583 at December 31, 1998 to $121,032 at March 31, 1999. The decrease was the result of the proceeds from maturities, calls and principal repayments not being reinvested due to a decrease in deposits or being invested in federal funds sold. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan

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

--------------------------------------------------------------------------------


Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities classified as available for sale totaled $83,712, or 69.2% of the total securities portfolio, at March 31, 1999. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $54,204 at March 31, 1999, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $3,347, or 1.3%, from $255,289 at December 31, 1998 to $258,636 at March 31, 1999. The majority of the growth was experienced in commercial and industrial loans and commercial real estate loans, which increased $4,619, or 11.6%, and $1,016, or 1.5%, respectively. The Corporation attributes this growth to a strong local economy and the large number of businesses moving into the market area. There is no concentration of lending to any one industry. The growth in commercial and industrial loans and commercial real estate loans was partially offset by a decrease in residential real estate and home equity loans of $1,579, or 2.5%, and construction loans, both residential and commercial, of $1,197, or 3.7%.

Due to the loan growth combined with a decline in deposits, the gross loan to deposit ratio increased to 71.0% at March 31, 1999 compared to 69.2% at December 31, 1998.

Total deposits decreased $4,714, or 1.3%, from $368,918 at December 31, 1998 to $364,204 at March 31, 1998. Noninterest-bearing deposits increased $3,503, or 6.1%, while interest-bearing deposits decreased $8,217, or 2.6%. Interest-bearing demand and money market deposits comprised 58.4% of total interest-bearing deposits at March 31, 1998 compared to 58.1% of total interest-bearing deposits at December 31, 1998 as the Corporation experienced a $3,648, or 2.0%, decrease in volume in such accounts. The decrease was primarily in the Corporation's "Prime Time" deposit accounts which offer a variable interest rate tied to prime. The Corporation experienced a slight increase in savings deposits which increased from 13.1% of total interest-bearing deposits at December 31, 1998 to 13.8% of total interest-bearing deposits at March 31, 1999. Certificates of deposit decreased $5,441, or 6.1%, comprising 27.8% of total interest-bearing deposits at March 31, 1999 compared to 28.8% of total interest-bearing deposits at December 31, 1998. The decrease in certificates of deposit was primarily due to the loss of public funds which was partially offset by the transfer of "Prime Time" deposit accounts to certificates of deposit.

At March 31, 1999 and December 31, 1998, borrowed funds consisted primarily of a $5,000 FHLB advance and a mortgage-matched advance from the FHLB with a remaining balance of $4,142 at March 31, 1999 and $4,225 at December 31, 1998. Due in May 1999, the $5,000 FHLB advance had an original term of 270 days and carries a fixed interest rate of 5.70% with interest due monthly. Due in October 2008, the mortgage-matched advance had an original term of 10 years and carries a fixed interest rate of 5.10%. Principal and interest on the mortgage-matched advance are due monthly. Borrowed funds also include a demand note issued to the U.S. Treasury which totaled $1,091 at March 31, 1999 and $225 at December 31, 1998.


COMPARISON OF RESULTS OF OPERATIONS

NET INCOME. Net income for the three months ended March 31, 1999 totaled $1,225, compared to net income of $1,147 for the same period in 1998. Earnings per share was $.29 per share for the three months ended March 31, 1999 compared to $.27 for the three months ended March 31, 1998.

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

Net interest income was $3,836 for the three months ended March 31, 1999 compared to $3,521 for the same period in 1998. The $315 increase in 1999 over 1998 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average yield. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

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

The provision for loan and lease losses totaled $224 for the three months ended March 31, 1999 compared to $96 for the same period in 1998. The growth in the provision is reflective of the overall growth in the commercial loan portfolio and an increase in net charge-offs compared to 1998. Net charge-offs for the three months ended March 31, 1999 were $179 compared to net charge-offs of $34 for the same period in 1998. Management believes that the quality of the loan portfolio has remained relatively stable over the comparable year.

The allowance for loan and lease losses totaled $1,992, or 0.77% of total loans and leases, at March 31, 1998 compared to $1,948, or 0.76% of total loans and leases, at December 31, 1998. The allowance was 202% of nonperforming loans at March 31, 1999, compared to 181% at December 31, 1998. Management believes increasing the allowance for loan and lease losses is prudent as total loans, particularly commercial, consumer and construction loans, and leases increase.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $209, or 20.2%, for the three months ended March 31, 1999 compared to the same period in 1998. The increase is due to increased fee income from the Corporation's data service center, increased gains on loan sales (both servicing-released and service-retained) and increased trust department income.

Total noninterest expense increased $306, or 11.1%, for the three months ended March 31, 1999 compared to the same period in 1998. The increase were primarily the result of increases in salaries and employee benefits and other expense, where such increases made up $294 of the total increase. These were planned increases relating to increased staffing and the moving of departments to the new operations facility leased in 1997. Expansion of the Corporation's operations facilities was necessary to support growth. Other changes in noninterest expense were not significant.

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

--------------------------------------------------------------------------------


INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $578, for an effective tax rate of 32.1%, for the three months ended March 31, 1999 and $566, for an effective tax rate of 33.0%, for the three months ended March 31, 1998.


LIQUIDITY

Liquidity is the ability of the Corporation to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered by the Corporation to its customers. The Corporation's principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents increased $12,877, of 83.1%, to $28,369 at March 31, 1999 compared to $15,492 at December 31, 1998. Cash and equivalents represented 6.8% of total assets at March 31, 1999 and 3.7% of total assets at December 31, 1998. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions which affected the Corporation's level of cash and cash equivalents, cash flows and liquidity during the first quarter of 1999 were the net increase in loans of $6,879; the receipt of proceeds from maturities and repayments of securities of $25,004; securities purchases of $14,236; proceeds from sales of securities of $8,248; and the net decrease in deposits of $4,714.


CAPITAL RESOURCES

Total shareholders' equity increased $597 between December 31, 1998 and March 31, 1999, primarily due to earnings retained. No shares of treasury stock were purchased by the Corporation during the three months ended March 31, 1999; however, management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

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

--------------------------------------------------------------------------------


Tier 1 capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Tier 2 capital, or total capital, includes Tier 1 capital plus the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Corporation's total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk.

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 14.4% at March 31, 1999, while the Tier 1 risk-based capital ratio was 13.7%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.4% at March 31, 1999 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.


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

The Corporation is aware of the potential Year 2000 related problems that may affect the computers which control or operate Corporation's operating systems, facilities and infrastructure. In 1997, the Corporation began a process of identifying any Year 2000 related problems that may be experienced by its computer-operated or computer-dependent systems. Each application has been identified as "Mission Critical" or "Non-Mission Critical." The Corporation has contacted the companies that supply or service the Corporation's computer-operated or computer-dependent systems to obtain confirmation that each system that is material to the operations of the Corporation is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Corporation will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner, with minimal expense to the Corporation or disruption of the Corporation's operations. All of the identified computer systems affected by the Year 2000 issue are currently in the renovation, validation or implementation phase of the process of becoming Year 2000 compliant. The Corporation has examined its computer hardware and software and determined it will cost approximately $160,000 to make such systems Year 2000 compliant. Of that amount, the Corporation has already spent $43,198. At this time, however, any additional expense that may be incurred by the Corporation in connection with Year 2000 issues cannot be determined.

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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's asset and liability management policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. As of March 31, 1999, $93,633, or 36.2%, of the Corporation's loan portfolio reprices on regular basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

The Corporation's 1998 annual report details a table which provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1998. The table is based on information and assumptions set forth in the notes. The Corporation believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted average interest rate. For variable rate loans the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1998 which would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                          Quarter ended March 31, 1999
                           PART II - OTHER INFORMATION

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


                                     DCB FINANCIAL CORP.
                                     -----------------------------------------
                                     (Registrant)


Date:     May 14, 1999               /s/ Larry D. Coburn
     ----------------------          -----------------------------------------
                                     (Signature)
                                     Larry D. Coburn
                                     President and Chief Executive Officer


Date:     May 14, 1999               /s/ Douglas A. Lockwood
     ----------------------          -----------------------------------------
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

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.

                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------

  EXHIBIT
  NUMBER    DESCRIPTION                                   PAGE NUMBER
  ------    -----------                                   -----------
    11      Statement re: computation of per     Reference is hereby made to
            share earnings                       Consolidated Statements of
                                                 Income on page 4 and Note 1 of
                                                 Notes to Consolidated Financial
                                                 Statements on page 8, hereof.

    27      Financial Data Schedule                           21

--------------------------------------------------------------------------------