Form 10-Q
period 1999-06-30
DCB FINANCIAL CORP
filed 1999-08-16
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              Commission file number:      0-22387
                                                         -----------

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

Common stock, no par value                        Outstanding at August 1, 1999:
                                                  4,178,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

--------------------------------------------------------------------------------

                                Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements                                               Page
                                                                            ----
Consolidated Balance Sheets.................................................   3

Consolidated Statements of Income...........................................   4

Consolidated Statements of Comprehensive Income.............................   5

Condensed Consolidated Statements of Changes in
    Shareholders' Equity....................................................   6

Condensed Consolidated Statements of Cash Flows.............................   7

Notes to the Consolidated Financial Statements..............................   8


ITEM 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  13


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.........  20


PART II - OTHER INFORMATION.................................................  21


SIGNATURES..................................................................  22

                                DCB FINANCIAL CORP.
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                               (Dollars in thousands)

-----------------------------------------------------------------------------------


Item 1.  Financial Statements
         --------------------

                                                          June 30,     December 31,
                                                            1999           1998
                                                            ----           ----
ASSETS
Cash and due from banks                                   $ 23,990       $ 13,942
Federal funds sold                                           2,300          1,550
                                                          --------       --------
    Total cash and cash equivalents                         26,290         15,492
Securities available for sale, at fair value                83,102         91,399
Securities held to maturity (estimated fair values of
  $34,194 at June 30, 1999 and $49,697 at December
  31, 1998)                                                 34,317         49,184
Loans and leases                                           264,209        255,289
Less allowance for loan and lease losses                    (2,211)        (1,948)
                                                          --------       --------
    Net loans and leases                                   261,998        253,341
Premises and equipment, net                                  4,019          3,965
Cash surrender value of life insurance                       1,504          1,414
Accrued interest receivable and other assets                 5,049          3,745
                                                          --------       --------

       Total assets                                       $416,279       $418,540
                                                          ========       ========

LIABILITIES
Deposits
    Noninterest-bearing                                   $ 70,014       $ 57,810
    Interest-bearing                                       295,002        311,108
                                                          --------       --------
       Total deposits                                      365,016        368,918
Short-term borrowings                                        7,003          5,225
Long-term borrowings                                         4,059          4,225
Accrued interest payable and other liabilities               1,076          1,863
                                                          --------       --------
       Total liabilities                                   377,154        380,231

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares
 authorized, 4,273,200 shares issued                         3,779          3,779
Retained earnings                                           38,315         36,283
Treasury stock, 95,000 shares, at cost                      (1,978)        (1,978)
Accumulated other comprehensive income                        (991)           225
                                                          --------       --------
       Total shareholders' equity                           39,125         38,309
                                                          --------       --------

       Total liabilities and shareholders' equity         $416,279       $418,540
                                                          ========       ========

-----------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                  DCB FINANCIAL CORP.
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                     (Dollars in thousands, except per share data)

----------------------------------------------------------------------------------------

                                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                                  --------                 --------
                                              1999        1998         1999        1998
                                              ----        ----         ----        ----
INTEREST INCOME
    Loans, including fees                    $5,429      $5,313      $10,770     $10,390
    Securities
        Taxable                               1,638       1,355        3,298       2,700
        Nontaxable                              156          90          312         180
    Commercial paper                              2         252          100         530
    Other                                        42         172          117         308
                                             ------      ------      -------     -------
           Total interest income              7,267       7,182       14,597      14,108
                                             ------      ------      -------     -------

INTEREST EXPENSE
    Deposits                                  3,202       3,460        6,560       6,775
    Other                                       134          86          270         176
                                             ------      ------      -------     -------
           Total interest expense             3,336       3,546        6,830       6,951
                                             ------      ------      -------     -------

NET INTEREST INCOME                           3,931       3,636        7,767       7,157

Provision for loan losses                       351         129          575         225
                                             ------      ------      -------     -------

NET INTEREST INCOME AFTER PROVISION           3,580       3,507        7,192       6,932

OTHER INCOME
    Service charges on deposit accounts         351         304          649         606
    Trust fees                                   78          52          173         120
    Data service fees                           117          83          258         177
    Bank owned insurance                        141          --          141          --
    Other operating income                      443         370          875         753
    Gain on sale of securities                    5          --           25          --
    Gain on sale of loans                       156         176          414         364
                                             ------      ------      -------     -------
           Total other income                 1,291         985        2,535       2,020

OTHER EXPENSE
    Salaries and other employee benefits      1,550       1,405        3,141       2,808
    Occupancy expense                           203         201          411         413
    Equipment expense                           370         343          723         680
    Loan, lease and credit card expense          58          58          101          85
    Stationery and supplies expense              61          77          141         172
    Ohio franchise tax expense                  130         129          260         259
    Other operating expenses                    646         576        1,294       1,119
                                             ------      ------      -------     -------
           Total other expenses               3,018       2,789        6,071       5,536
                                             ------      ------      -------     -------

INCOME BEFORE FEDERAL INCOME TAXES            1,853       1,703        3,656       3,416

Provision for income taxes                      544         559        1,122       1,125
                                             ------      ------      -------     -------

NET INCOME                                   $1,309      $1,144      $ 2,534     $ 2,291
                                             ======      ======      =======     =======

EARNINGS PER COMMON SHARE                    $ 0.32      $ 0.27      $  0.61     $  0.54
                                             ======      ======      =======     =======

----------------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                    DCB FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (Unaudited)
                       (Dollars in thousands, except per share data)

------------------------------------------------------------------------------------------

                                             Three Months Ended          Six Months Ended
                                                  June 30,                   June 30,
                                                  --------                   --------
                                              1999         1998         1999         1998
                                              ----         ----         ----         ----
NET INCOME                                   $1,309       $1,144       $2,534       $2,291

OTHER COMPREHENSIVE INCOME, NET OF TAX
    Unrealized gain/(loss) on available-
      for-sale securities arising during
      the period                               (836)         (75)      (1,200)         (71)
    Reclassification adjustment for
      amounts realized on securities
      sales included in net income               (3)          --          (16)          --
                                             ------       ------       ------       ------

        Total other comprehensive income       (839)         (75)      (1,216)         (71)
                                             ------       ------       ------       ------

COMPREHENSIVE INCOME                         $  470       $1,069       $1,318       $2,220
                                             ======       ======       ======       ======

------------------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                            DCB FINANCIAL CORP.
                               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                          IN SHAREHOLDERS' EQUITY
                                                (Unaudited)
                               (Dollars in thousands, except per share data)

-----------------------------------------------------------------------------------------------------------

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                                --------                    --------
                                                           1999          1998          1999          1998
                                                           ----          ----          ----          ----
Balance at beginning of period                           $38,906       $36,038       $38,309       $36,040

Net income                                                 1,309         1,144         2,535         2,291

Dividends declared ($.06 and $.12 per share
  in 1999 and $.05 and $.10 per share in 1998)              (251)         (210)         (503)         (422)

Purchase of shares of treasury stock                          --          (413)           --        (1,354)

Change in unrealized gain/loss on
  securities available for sale, net of tax                 (839)          (75)       (1,216)          (71)
                                                         -------       -------       -------       -------

Balance at end of period                                 $39,125       $36,484       $39,125       $36,484
                                                         =======       =======       =======       =======

-----------------------------------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                            Six Months Ended
                                                                June 30,
                                                                --------
                                                          1999           1998
                                                          ----           ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                $  5,199       $  2,247

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale
       Purchases                                         (21,517)       (16,903)
       Maturities and repayments                          18,198         11,079
       Proceeds from sales                                 9,738
    Securities held to maturity
       Purchases                                          (5,184)       (34,944)
       Maturities and repayments                          20,034         38,721
    Net change in loans                                  (12,469)       (10,864)
    Premises and equipment expenditures                     (409)          (498)
                                                        --------       --------
          Net cash from investing activities               8,391        (13,409)

Cash flows from financing activities
    Net change in deposits                                (3,902)        17,980
    Net change in short-term borrowings                    1,778             (5)
    Repayment of long-term borrowings                       (166)
    Purchases of treasury stock                                          (1,354)
    Cash dividends paid                                     (502)          (422)
                                                        --------       --------
       Net cash from financing activities                 (2,792)        16,199
                                                        --------       --------

Net change in cash and cash equivalents                   10,798          5,037

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            15,492         25,283
                                                        --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $ 26,290       $ 30,320
                                                        ========       ========


SUPPLEMENTAL DISCLOSURES
    Cash paid for income taxes                          $    980       $  1,087
    Cash paid for interest                                 6,719          6,824

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at June 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Corporation for the year ended December 31, 1998, included in its 1998 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1998 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

Earnings per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding was 4,178,200 and 4,198,090 for the three months ended June 30, 1999 and 1998 and 4,178,200 and 4,215,051 for the six months ended June 30, 1999 and 1998.

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities were as follows:

                                                             Gross        Gross          Estimated
                                              Amortized   Unrealized    Unrealized         Fair
                                                Cost         Gains        Losses           Value
                                                ----         -----        ------           -----

                                              --------------------June 30, 1999-------------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury                              $ 2,239        $  7        $    --         $ 2,246
    U.S. government agencies
      and corporations                          47,758          45           (955)         46,848
    States and political subdivisions            6,862           4           (287)          6,579
    Mortgage-backed securities                  26,418          47           (389)         26,076
                                               -------        ----        -------         -------
          Total debt securities                 83,277         103         (1,631)         81,749

    Other securities                             1,329          24             --           1,353
                                               -------        ----        -------         -------

    Total securities available for sale        $84,606        $127        $(1,631)        $83,102
                                               =======        ====        =======         =======

SECURITIES HELD TO MATURITY
    States and political subdivisions          $ 7,615        $171        $   (37)        $ 7,749
    Corporate obligations                          997          --             (2)            995
    Mortgage-backed securities                  25,705          99           (354)         25,450
                                               -------        ----        -------         -------

    Total securities held to maturity          $34,317        $270        $  (393)        $34,194
                                               =======        ====        =======         =======

                                              ------------------December 31, 1998-----------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury                              $ 4,518        $ 38        $    --         $ 4,556
    U.S. government agencies
      and corporations                          50,194         395            (33)         50,556
    States and political subdivisions            6,167          55            (30)          6,192
    Mortgage-backed securities                  29,009          59           (160)         28,908
                                               -------        ----        -------         -------
          Total debt securities                 89,888         547           (223)         90,212

    Other securities                             1,169          18             --           1,187
                                               -------        ----        -------         -------

    Total securities available for sale        $91,057        $565        $  (223)        $91,399
                                               =======        ====        =======         =======

SECURITIES HELD TO MATURITY
    U.S. government agencies
      and corporations                         $ 1,000        $  2        $    --         $ 1,002
    States and political subdivisions            7,994         330             (7)          8,317
    Corporate obligations                       12,150          --            (35)         12,115
    Mortgage-backed securities                  28,040         230             (7)         28,263
                                               -------        ----        -------         -------

    Total securities held to maturity          $49,184        $562        $   (49)        $49,697
                                               =======        ====        =======         =======


--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

At June 30, 1999, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at June 30, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                    Available for sale             Held to maturity
                                    ------------------             ----------------
                                 Amortized        Fair         Amortized        Fair
                                    Cost          Value           Cost          Value
                                    ----          -----           ----          -----
Due in one year or less           $ 3,353        $ 3,117        $ 1,625        $ 1,627
Due from one to five years         11,200         11,095          4,235          4,301
Due from five to ten years         30,029         29,490          2,221          2,253
Due after ten years                12,277         11,971            531            563
Mortgage-backed securities         26,418         26,076         25,705         25,450
                                  -------        -------        -------        -------

                                  $83,227        $81,749        $34,317        $34,194
                                  =======        =======        =======        =======

Proceeds from the sales of available-for-sale securities during the six months ended June 30, 1999 were $9,738. Gross gains of $31 and gross losses of $6 were realized on those sales. There were no sales of available-for-sale securities during the six months ended June 30, 1998.


NOTE 3 - LOANS AND LEASES

Loans and leases consisted of the following:

                                                            June 30,   December 31,
                                                              1999         1998
                                                              ----         ----
       Commercial and industrial                            $ 44,626     $ 39,864
       Commercial real estate                                 74,025       66,501
       Residential real estate and home equity                61,587       63,140
       Real estate construction and land development          29,370       32,382
       Consumer and credit card                               44,834       44,050
       Lease financing, net                                    9,767        9,352
                                                            --------     --------

                                                            $264,209     $255,289
                                                            ========     ========

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 3 - LOANS AND LEASES (Continued)

Included in residential real estate and home equity loans are loans held for sale of $1,867 at June 30, 1999 and $6,897 at December 31, 1998.


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and six months ended June 30, 1999 and 1998 is as follows:

                                  Three months ended         Six months ended
                                        June 30,                  June 30,
                                        --------                  --------
                                   1999         1998         1999         1998
                                   ----         ----         ----         ----
    Beginning balance             $1,992       $1,904       $1,948       $1,842
    Provision for loan losses        351          129          575          225
    Charge-offs                     (188)        (162)        (416)        (261)
    Recoveries                        56           45          104          110
                                  ------       ------       ------       ------

    Balance - June 30             $2,211       $1,916       $2,211       $1,916
                                  ======       ======       ======       ======

Impaired loans are not material in any period presented.


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

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments is not included in the consolidated financial statements. At June 30, 1999 and December 31, 1998, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $61,243 and $61,245. Of these commitments, fixed-rate commitments totaled $4,640 and $4,080 at June 30, 1999 and December 31, 1998. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

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

--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
           of Operations
           -------------

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp. (the "Corporation") at June 30, 1999 compared to December 31, 1998, and the consolidated results of operations for the three and six months ended June 30, 1999 compared to the same periods in 1998. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes.

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

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $416,279 at June 30, 1999 compared to $418,540 at December 31, 1998, a decrease of $2,261, or 0.5%. The decline in assets was the result of a decrease in securities partially offset by an increase in cash and cash equivalents and loans.

Cash and cash equivalents increased $10,798, from $15,492 at December 31, 1998 to $26,290 at June 30, 1999. This increase was the result of proceeds from the maturities, calls and principal repayments of securities not being reinvested during the period.

Total securities decreased $23,164, or 16.5%, from $140,583 at December 31, 1998 to $117,419 at June 30, 1999. The decrease was the result of the proceeds from maturities, calls and principal repayments not being reinvested. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates.

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

--------------------------------------------------------------------------------


Securities classified as available for sale totaled $83,102, or 70.8% of the total securities portfolio, at June 30, 1999. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $51,781 at June 30, 1999, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $8,920, or 3.5%, from $255,289 at December 31, 1998 to $264,209 at June 30, 1999. The majority of the growth was experienced in commercial and industrial loans and commercial real estate loans, which increased $4,762 or 11.9%, and $7,524, or 11.3%, respectively. The Corporation attributes this growth to a strong local economy and the large number of businesses moving into the market area. There is no concentration of lending to any one industry. The growth in commercial and industrial loans and commercial real estate loans was partially offset by a decrease in residential real estate and home equity loans of $1,553, or 2.5%, and construction loans, both residential and commercial, of $3,012, or 9.3%.

Due to the loan growth combined with a decline in deposits, the gross loan to deposit ratio increased to 72.4% at June 30, 1999 compared to 69.2% at December 31, 1998.

Total deposits decreased $3,902, or 1.1%, from $368,918 at December 31, 1998 to $365,016 at June 30, 1999. Noninterest-bearing deposits increased $12,204, or 21.1%, while interest-bearing deposits decreased $16,106, or 5.2%. Interest-bearing demand and money market deposits comprised 60.1% of total interest-bearing deposits at June 30, 1999 compared to 58.1% of total interest-bearing deposits at December 31, 1998 as the Corporation experienced a $1,529, or .8%, increase in volume in such accounts. The increase was primarily in the Corporation's "Superior Money Market" deposit accounts that offer a variable interest rate tied to the 3-month Treasury Bill index. The Corporation experienced a slight increase in savings deposits, which increased from 13.1% of total interest-bearing deposits at December 31, 1998 to 14.4% of total interest-bearing deposits at June 30, 1999. Certificates of deposit decreased $16,513, or 18.4%, comprising 25.5% of total interest-bearing deposits at June 30, 1999 compared to 28.8% of total interest-bearing deposits at December 31, 1998. The decrease in certificates of deposit was primarily due to the loss of public funds, which was partially offset by the transfer of "Prime Time" deposit accounts to certificates of deposit.

At June 30, 1999 and December 31, 1998, borrowed funds consisted primarily of a $5,000 FHLB advance and a mortgage-matched advance from the FHLB with a remaining balance of $4,059 at June 30, 1999 and $4,225 at December 31, 1998. Due in November 1999, the $5,000 FHLB advance had an original term of 180 days and carries a fixed interest rate of 5.03% with interest due monthly. Due in October 2008, the mortgage-matched advance had an original term of 10 years and carries a fixed interest rate of 5.10%. Principal and interest on the mortgage-matched advance are due monthly. Borrowed funds also include a demand note issued to the U.S. Treasury, which totaled $2,003 at June 30, 1999, and $225 at December 31, 1998.

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

--------------------------------------------------------------------------------


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND
  JUNE 30, 1998

NET INCOME. Net income for the quarter ended June 30, 1999 was $1,309 or $.32 per share, compared to net income of $1,144 or $.27 per share for the same quarter in 1998.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $3,931 for the three months ended June 30, 1999 compared to $3,636 for the same period in 1998. The $295 increase in 1999 over 1998 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average rate. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

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

The provision for loan and lease losses totaled $351 for the three months ended June 30, 1999 compared to $129 for the same period in 1998. The growth in the provision is reflective of the overall growth in the commercial loan portfolio and an increase in net charge-offs compared to 1998. Management believes that the quality of the loan portfolio has remained relatively stable over the comparable year.

The allowance for loan and lease losses totaled $2,211, or 0.84% of total loans and leases, at June 30, 1999 compared to $1,948, or 0.76% of total loans and leases, at December 31, 1998. The allowance was 346% of nonperforming loans at June 30, 1999, compared to 181% at December 31, 1998. Management believes increasing the allowance for loan and lease losses is necessary as total loans, particularly commercial, consumer and construction loans, and leases increase.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $306, or 31.1%, for the three months ended June 30, 1999 compared to the same period in 1998. The increase is due to increased fee income from the Corporation's data service center, increased gains on securities sales and increased trust department income.

Total noninterest expense increased $229, or 8.2% for the three months ended June 30, 1999 compared to the same periods in 1998. The increases were primarily the result of increases in salaries and employee benefits and other expense, where such increases made up $215 of the total increase. Other changes in noninterest expense were not significant.

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

--------------------------------------------------------------------------------


INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $544, or an effective tax rate of 29.4%, for the three months ended June 30, 1999 compared to $559, or an effective rate of 32.8% for the three months ended June 30, 1998.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
  JUNE 30, 1998

NET INCOME. Net income for the six months ended June 30, 1999 totaled $2,534, or $.61 per share, compared to net income of $2,291, or $.54 per share, for the same period in 1998.

NET INTEREST INCOME. Net interest income was $7,767 for the six months ended June 30, 1999 compared to $7,157 for the same periods in 1998. The $610 increase in 1999 over 1998 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average rate. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $575 for the six months ended June 30, 1999 compared to $225 for the same period in 1998. The growth in the provision is reflective of the overall growth in the commercial loan portfolio and an increase in net charge-offs compared to 1998. Net charge-offs for the six months ended June 30, 1999 were $312 compared to net charge-offs of $151 for the same period in 1998. Management believes that the quality of the loan portfolio has remained relatively stable over the comparable year.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $515, or 25.5%, for the six months ended June 30, 1999 compared to the same period in 1998. The increase is due to increased fee income from the Corporation's data service center, increased gains on loan sales (both servicing-released and service-retained) and increased trust department income.

Total noninterest expense increased $535, or 9.7% for the six months ended June 30, 1999 compared to the same period in 1998. The increase was primarily the result of increases in salaries and employee benefits and other expense, where such increases made up $508 of the total increase. Other changes in noninterest expense were not significant.

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $1,122, or an effective tax rate of 30.7%, for the six months ended June 30, 1999 compared to $1,125, or an effective rate of 32.9%, for the six months ended June 30, 1998.

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

Cash and cash equivalents increased $10,798, or 69.7%, to $26,290 at June 30, 1999 compared to $15,492 at December 31, 1998. Cash and equivalents represented 6.3% of total assets at June 30, 1999 and 3.7% of total assets at December 31, 1998. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions which affected the Corporation's level of cash and cash equivalents, cash flows and liquidity during the first half of 1999 were the net increase in loans of $12,469; the receipt of proceeds from maturities and repayments of securities of $38,232; securities purchases of $26,701; proceeds from sales of securities of $9,738; and the net decrease in deposits of $3,902.

CAPITAL RESOURCES

Total shareholders' equity increased $816 between December 31, 1998 and June 30, 1999, primarily due to earnings retained. No shares of treasury stock were purchased by the Corporation during the six months ended June 30, 1999; however, management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

Tier 1 capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Tier 2 capital, or total capital, includes Tier 1 capital plus the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Corporation's total assets after such assets are assessed for risk and assigned a weighting factor prescribed by regulation based on their inherent risk.

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

--------------------------------------------------------------------------------


The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 14.3% at June 30, 1999, while the Tier 1 risk-based capital ratio was 13.51%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.5% at June 30, 1999 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.

YEAR 2000 ISSUE

The Corporation operates an in-house data processing center that also provides data processing services to other financial institutions. The Corporation's lending and deposit activities are almost entirely dependent upon computer systems which process and record transactions, although the Corporation can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. In addition to its basic operating activities, the Corporation's facilities and infrastructure, such as security systems and communications equipment, are dependent, to varying degrees, upon computer systems.

The Corporation is aware of the potential Year 2000 related problems that may affect the computers that control or operate Corporation's operating systems, facilities and infrastructure. In 1997, the Corporation began a process of identifying any Year 2000 related problems that may be experienced by its computer-operated or computer-dependent systems. Each application has been identified as "Mission Critical" or "Non-Mission Critical." The Corporation has contacted the companies that supply or service the Corporation's computer-operated or computer-dependent systems to obtain confirmation that each system that is material to the operations of the Corporation is either currently Year 2000 compliant or is expected to be Year 2000 compliant. All of the identified mission critical computer systems affected by the Year 2000 issue have completed the renovation, validation and implementation phase of the process of becoming Year 2000 compliant. The Corporation has examined its computer hardware and software and estimated it would cost approximately $160 to make such systems Year 2000 compliant. Of that amount, the Corporation has already spent $60. At this time, however, any additional expense that may be incurred by the Corporation in connection with Year 2000 issues cannot be determined.

As a contingency plan, however, the Corporation has determined that if the Corporation's systems fail the Corporation would implement manual systems until such systems could be re-established. The Corporation does not anticipate that such short-term manual systems would have a material adverse effect on the Corporation's operations. At this time, however, the expense that may be incurred by the Corporation in connection with system failure related to the Year 2000 issue cannot be determined.

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

--------------------------------------------------------------------------------


IMPACT OF NEW ACCOUNTING STANDARDS

Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's asset and liability management policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. As of June 30, 1999, $92,453, or 35.0%, of the Corporation's loan portfolio reprices on a regular basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

The Corporation's 1998 annual report details a table that provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1998. The table is based on information and assumptions set forth in the notes. The Corporation believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted average interest rate. For variable rate loans the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1998 which would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.

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

Item 4 -   Submission of Matters to a Vote of Security Holders:
           On May 19, 1999, the Corporation held the Annual Meeting of Shareholders at which the following was voted on:

           Shareholders voted upon the election of three (3) directors for Class III Nominees for three-year terms expiring in 2002. The results of the voting on these matters were as follows:

                  Nominee                Votes for     Withheld
                  -------                ---------     --------

           Jerome J. Harmeyer            2,796,751      7,250
           Rodney B. Hurl                2,796,751      7,250
           G. Edwin Johnson              2,796,751      7,250

           The following are directors who were not up for election at the meeting and whose terms of office continued after the meeting:

           Larry D. Coburn                    Merrill L. Kaufman
           William R. Oberfield               Terry M. Kramer
           G. William Parker                  Thomas T. Porter
           Gary M. Skinner                    Edward Powers
           C. William Bonner                  Vickie J. Lewis

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


                                          DCB FINANCIAL CORP.
                                          -------------------------------------
                                          (Registrant)


Date:  August 13, 1999                    /s/ Larry D. Coburn
       ---------------------------        -------------------------------------
                                          (Signature)
                                          Larry D. Coburn
                                          President and Chief Executive Officer


Date:  August 13, 1999                    /s/ Douglas A. Lockwood
       ---------------------------        -------------------------------------
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