Form 10-Q
period 1999-09-30
DCB FINANCIAL CORP
filed 1999-11-12
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1999

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

Common stock, no par value                      Outstanding at November 1, 1999:
                                                4,178,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

--------------------------------------------------------------------------------

                                Table of Contents

PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                              Page
                                                                           ----
Consolidated Balance Sheets................................................   3

Consolidated Statements of Income..........................................   4

Consolidated Statements of Comprehensive Income............................   5

Condensed Consolidated Statements of Changes in
    Shareholders' Equity...................................................   6

Condensed Consolidated Statements of Cash Flows............................   7

Notes to the Consolidated Financial Statements.............................   8


ITEM 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  13


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk........  20


PART II - OTHER INFORMATION................................................  21


SIGNATURES.................................................................  22

                                     DCB FINANCIAL CORP.
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
                                   (Dollars in thousands)

--------------------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

                                                              September 30,     December 31,
                                                                  1999              1998
                                                                  ----              ----
ASSETS
Cash and due from banks                                         $ 14,346          $ 13,942
Federal funds sold                                                14,215             1,550
                                                                --------          --------
    Total cash and cash equivalents                               28,561            15,492
Securities available for sale, at fair value                      87,297            91,399
Securities held to maturity (estimated fair values of
  $40,752 at September 30, 1999 and $49,697 at December
  31, 1998)                                                       41,081            49,184
Loans and leases                                                 269,692           255,289
Less allowance for loan and lease losses                          (2,442)           (1,948)
                                                                --------          --------
    Net loans and leases                                         267,250           253,341
Premises and equipment, net                                        4,063             3,965
Accrued interest receivable and other assets                       7,119             5,159
                                                                --------          --------

       Total assets                                             $435,371          $418,540
                                                                ========          ========

LIABILITIES
Deposits
    Noninterest-bearing                                         $ 59,327          $ 57,810
    Interest-bearing                                             324,328           311,108
                                                                --------          --------
       Total deposits                                            383,655           368,918
Short-term borrowings                                              6,990             5,225
Long-term borrowings                                               3,973             4,225
Accrued interest payable and other liabilities                     1,085             1,863
                                                                --------          --------
       Total liabilities                                         395,703           380,231

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
 4,273,200 shares issued                                           3,779             3,779
Retained earnings                                                 39,193            36,283
Treasury stock, 95,000 shares, at cost                            (1,978)           (1,978)
Accumulated other comprehensive income                            (1,326)              225
                                                                --------          --------
       Total shareholders' equity                                 39,668            38,309
                                                                --------          --------

       Total liabilities and shareholders' equity               $435,371          $418,540
                                                                ========          ========

--------------------------------------------------------------------------------------------

                 See notes to the consolidated financial statements.

                                  DCB FINANCIAL CORP.
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited)
                     (Dollars in thousands, except per share data)

---------------------------------------------------------------------------------------

                                             Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                                -------------           -------------
                                              1999        1998        1999        1998
                                              ----        ----        ----        ----
INTEREST INCOME
    Loans, including fees                    $5,516      $5,330     $16,286     $15,720
    Securities
        Taxable                               1,643       1,640       4,941       4,162
        Nontaxable                              156         107         468         287
    Commercial paper                             58         178         158         708
    Other                                       143          87         260         573
                                             ------      ------     -------     -------
        Total interest income                 7,516       7,342      22,113      21,450

INTEREST EXPENSE
    Deposits                                  3,540       3,645      10,100      10,420
    Other                                       129          90         399         266
                                             ------      ------     -------     -------
        Total interest expense                3,669       3,735      10,499      10,686
                                             ------      ------     -------     -------

NET INTEREST INCOME                           3,847       3,607      11,614      10,764

Provision for loan losses                       400         124         975         349
                                             ------      ------     -------     -------

NET INTEREST INCOME AFTER PROVISION           3,447       3,483      10,639      10,415

OTHER INCOME
    Service charges on deposit accounts         382         298       1,031         904
    Trust fees                                   66          52         239         172
    Data service fees                           105          92         363         269
    Other operating income                      462         427       1,337       1,180
    Gain (loss) on sale of securities            (1)         --          24          --
    Gain on sale of loans                       108         171         663         535
                                             ------      ------     -------     -------
        Total other income                    1,122       1,040       3,657       3,060

OTHER EXPENSE
    Salaries and other employee benefits      1,568       1,528       4,709       4,336
    Occupancy expense                           205         200         616         613
    Equipment expense                           360         336       1,083       1,016
    Stationery and supplies expense              51          76         192         248
    Ohio franchise tax expense                  122         128         382         387
    Other operating expenses                    599         619       1,994       1,823
                                             ------      ------     -------     -------
        Total other expenses                  2,905       2,887       8,976       8,423
                                             ------      ------     -------     -------

INCOME BEFORE FEDERAL INCOME TAXES            1,664       1,636       5,320       5,052

Provision for income taxes                      536         450       1,658       1,575
                                             ------      ------     -------     -------

NET INCOME                                   $1,128      $1,186     $ 3,662     $ 3,477
                                             ======      ======     =======     =======

EARNINGS PER COMMON SHARE                    $  .27      $  .28     $   .88     $   .83
                                             ======      ======     =======     =======

---------------------------------------------------------------------------------------

                 See notes to the consolidated financial statements.

                                   DCB FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       (Unaudited)
                      (Dollars in thousands, except per share data)

----------------------------------------------------------------------------------------

                                             Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                                -------------            -------------
                                              1999         1998        1999        1998
                                              ----         ----        ----        ----
NET INCOME                                   $1,128       $1,186     $ 3,662      $3,477

OTHER COMPREHENSIVE INCOME, NET OF TAX
    Unrealized gain/(loss) on available-
      for-sale securities arising during
      the period                               (336)         214      (1,536)        144
    Reclassification adjustment for
      amounts realized on securities
      sales included in net income                1           --         (15)         --
                                             ------       ------     -------      ------

        Total other comprehensive income       (335)         214      (1,551)        144
                                             ------       ------     -------      ------

COMPREHENSIVE INCOME                         $  793       $1,400     $ 2,111      $3,621
                                             ======       ======     =======      ======

----------------------------------------------------------------------------------------

                 See notes to the consolidated financial statements.

                                         DCB FINANCIAL CORP.
                            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                             (Unaudited)
                            (Dollars in thousands, except per share data)

----------------------------------------------------------------------------------------------------

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,               September 30,
                                                     1999          1998          1999          1998
                                                     ----          ----          ----          ----
Balance at beginning of period                     $39,125       $36,484       $38,309       $36,040

Net income                                           1,128         1,186         3,662         3,477

Dividends declared ($.06 and $.18 per share
  in 1999 and $.05 and $.15 per share in 1998)        (250)         (209)         (752)         (632)

Purchase of 10,000 and 75,000 shares of
  treasury stock in 1998, at cost                       --          (210)           --        (1,564)

Change in unrealized gain/loss on
  securities available for sale, net of tax           (335)          214        (1,551)          144
                                                   -------       -------       -------       -------

Balance at end of period                           $39,668       $37,465       $39,668       $37,465
                                                   =======       =======       =======       =======
----------------------------------------------------------------------------------------------------

                 See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                           Nine Months Ended
                                                             September  30,
                                                          -------------------
                                                          1999           1998
                                                          ----           ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                $  6,953       $  3,424

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale
       Purchases                                         (30,812)       (30,128)
       Maturities and repayments                          22,548         19,092
       Proceeds from sales                                 9,985             --
    Securities held to maturity
       Purchases                                         (16,492)       (61,153)
       Maturities and repayments                          24,600         64,705
    Net change in loans                                  (18,570)       (11,361)
    Premises and equipment expenditures                     (641)          (899)
                                                        --------       --------
       Net cash from investing activities                 (9,382)       (19,744)

Cash flows from financing activities
    Net change in deposits                                14,737         34,356
    Net change in short-term borrowings                    1,765         (1,225)
    Proceeds from long-term debt                              --          5,000
    Repayment of long-term debt                             (252)        (5,000)
    Purchases of treasury stock                               --         (1,564)
    Cash dividends paid                                     (752)          (632)
                                                        --------       --------
       Net cash from financing activities                 15,498         30,935
                                                        --------       --------

Net change in cash and cash equivalents                   13,069         14,615

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            15,492         25,283
                                                        --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $ 28,561       $ 39,898
                                                        ========       ========

SUPPLEMENTAL DISCLOSURES
    Cash paid for income taxes                          $  1,760       $  1,472
    Cash paid for interest                                10,144         10,600

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

                               DCB FINANCIAL CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at September 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Corporation for the year ended December 31, 1998, included in its 1998 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1998 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

While the Corporation monitors the revenue streams of its various products and services, operations are managed and financial performance is evaluated on a Corporate-wide basis. Accordingly, all of the Corporation's banking operations are considered by management to be aggregated in one reportable operating segment.

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

Earnings per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding was 4,178,200 and 4,180,591 for the three months ended September 30, 1999 and 1998 and 4,178,200 and 4,203,438 for the nine months ended September 30, 1999 and 1998.

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

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities were as follows:

                                                          Gross       Gross      Estimated
                                           Amortized   Unrealized   Unrealized     Fair
                                              Cost        Gains       Losses       Value

                                            -------------September 30, 1999--------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury                           $ 2,238        $  4      $    (1)     $ 2,241
    U.S. government agencies
      and corporations                       50,994          12       (1,185)      49,821
    States and political subdivisions         6,858           3         (436)       6,425
    Mortgage-backed securities               27,867          29         (460)      27,436
                                            -------        ----      -------      -------
          Total debt securities              87,957          48       (2,082)      85,923

    Other securities                          1,350          24           --        1,374
                                            -------        ----      -------      -------

    Total securities available for sale     $89,307        $ 72      $(2,082)     $87,297
                                            =======        ====      =======      =======

SECURITIES HELD TO MATURITY
    States and political subdivisions       $ 7,518        $ 91      $   (86)     $ 7,523
    Corporate obligations                     7,949          23           (6)       7,966
    Mortgage-backed securities               25,614          30         (381)      25,263
                                            -------        ----      -------      -------

    Total securities held to maturity       $41,081        $144      $  (473)     $40,752
                                            =======        ====      =======      =======

                                            --------------December 31, 1998--------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury                           $ 4,518        $ 38      $    --      $ 4,556
    U.S. government agencies
      and corporations                       50,194         395          (33)      50,556
    States and political subdivisions         6,167          55          (30)       6,192
    Mortgage-backed securities               29,009          59         (160)      28,908
                                            -------        ----      -------      -------
          Total debt securities              89,888         547         (223)      90,212

    Other securities                          1,169          18           --        1,187
                                            -------        ----      -------      -------

    Total securities available for sale     $91,057        $565      $  (223)     $91,399
                                            =======        ====      =======      =======

SECURITIES HELD TO MATURITY
    U.S. government agencies
      and corporations                      $ 1,000        $  2      $    --      $ 1,002
    States and political subdivisions         7,994         330           (7)       8,317
    Corporate obligations                    12,150          --          (35)      12,115
    Mortgage-backed securities               28,040         230           (7)      28,263
                                            -------        ----      -------      -------

    Total securities held to maturity       $49,184        $562      $   (49)     $49,697
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

At September 30, 1999, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at September 30, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                     Available for sale        Held to maturity
                                     ------------------        ----------------
                                    Amortized     Fair      Amortized     Fair
                                       Cost       Value        Cost       Value
                                       ----       -----        ----       -----
Due in one year or less              $ 2,619     $ 2,611     $ 8,707     $ 8,726
Due from one to five years            13,846      13,678       4,215       4,250
Due from five to ten years            31,094      30,304       2,014       2,014
Due after ten years                   12,531      11,894         531         499
Mortgage-backed securities            27,867      27,436      25,614      25,263
                                     -------     -------     -------     -------

                                     $87,957     $85,923     $41,081     $40,752
                                     =======     =======     =======     =======

Proceeds from the sales of available-for-sale securities during the nine months ended September 30, 1999 were $9,985. Gross gains of $31 and gross losses of $7 were realized on those sales. There were no sales of available-for-sale securities during the nine months ended September 30, 1998.


NOTE 3 - LOANS AND LEASES

Loans and leases consisted of the following:

                                                      September 30,  December 31,
                                                          1999           1998
                                                          ----           ----
      Commercial and industrial                         $ 46,220       $ 39,864
      Commercial real estate                              75,239         66,501
      Residential real estate and home equity             65,405         63,140
      Real estate construction and land development       28,370         32,382
      Consumer and credit card                            44,570         44,050
      Lease financing, net                                 9,888          9,352
                                                        --------       --------

                                                        $269,692       $255,289
                                                        ========       ========

--------------------------------------------------------------------------------
                                   (Continued)

                               DCB FINANCIAL CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 3 - LOANS AND LEASES (Continued)

Included in residential real estate and home equity loans are loans held for sale of $618 at September 30, 1999 and $6,897 at December 31, 1998.


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and nine months ended September 30, 1999 and 1998 is as follows:


                                  Three months ended         Nine months ended
                                     September 30,             September 30,
                                     -------------             -------------
                                   1999         1998         1999         1998
                                   ----         ----         ----         ----
    Beginning balance             $2,211       $1,916       $1,948       $1,842
    Provision for loan losses        400          124          975          349
    Charge-offs                     (206)        (184)        (622)        (446)
    Recoveries                        37           48          141          158
                                  ------       ------       ------       ------

    Balance - September 30        $2,442       $1,904       $2,442       $1,904
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

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments is not included in the consolidated financial statements. At September 30, 1999 and December 31, 1998, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $65,580 and $61,245. Of these commitments, fixed-rate commitments totaled $4,670 and $4,080 at September 30, 1999 and December 31, 1998. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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

--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
            of Operations
            -------------

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp. (the "Corporation") at September 30, 1999 compared to December 31, 1998, and the consolidated results of operations for the three and nine months ended September 30, 1999 compared to the same periods in 1998. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes.


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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $435,371 at September 30, 1999 compared to $418,540 at December 31, 1998, an increase of $16,831, or 4.0%. The increase in assets was the result of an increase in cash and cash equivalents and loans offset by a decrease in securities.

Cash and cash equivalents increased $13,069, from $15,492 at December 31, 1998 to $28,561 at September 30, 1999. This increase was the result of proceeds from the maturities, calls and principal repayments of securities not being reinvested during the period.

Total securities decreased $12,205, or 8.7%, from $140,583 at December 31, 1998 to $128,378 at September 30, 1999. The decrease was the result of the proceeds from maturities, calls and principal repayments not being reinvested. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates.

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

--------------------------------------------------------------------------------


Securities classified as available for sale totaled $87,297, or 67.9% of the total securities portfolio, at September 30, 1999. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $53,050 at September 30, 1999, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $14,403, or 5.6%, from $255,289 at December 31, 1998 to $269,692 at September 30, 1999. The majority of the growth was experienced in commercial real estate loans and commercial and industrial loans, which increased $8,738, or 13.1%, and $6,356 or 15.9%, respectively. The Corporation attributes this growth to a strong local economy and the large number of businesses moving into the market area. There is no concentration of lending to any one industry. The growth in commercial real estate loans and commercial and industrial loans was partially offset by a decrease in construction loans, both residential and commercial, of $4,012, or 12.4%.

Due to the loan growth combined with a slightly smaller increase in deposits, the gross loan to deposit ratio increased to 70.3% at September 30, 1999 compared to 69.2% at December 31, 1998.

Total deposits increased $14,737, or 4.0%, from $368,918 at December 31, 1998 to $383,655 at September 30, 1999. Noninterest-bearing deposits increased $1,517, or 2.6%, while interest-bearing deposits increased $13,220, or 4.2%. Interest-bearing demand and money market deposits comprised 59.4% of total interest-bearing deposits at September 30, 1999 compared to 58.1% of total interest-bearing deposits at December 31, 1998 as the Corporation experienced a $12,130, or 6.7%, increase in volume in such accounts. The increase was primarily in the Corporation's "Superior Money Market" deposit accounts that offer a variable interest rate tied to the 3-month Treasury Bill index. The Corporation experienced a slight increase in savings deposits, which increased from 13.1% of total interest-bearing deposits at December 31, 1998 to 13.3% of total interest-bearing deposits at September 30, 1999. Certificates of deposit decreased $1,220, or 1.4%, comprising 27.2% of total interest-bearing deposits at September 30, 1999 compared to 28.8% of total interest-bearing deposits at December 31, 1998. The decrease in certificates of deposit was primarily due to the loss of public funds, which was partially offset by the transfer of "Prime Time" deposit accounts to certificates of deposit.

At September 30, 1999 and December 31, 1998, borrowed funds consisted primarily of a $5,000 FHLB advance and a mortgage-matched advance from the FHLB with a remaining balance of $3,973 at September 30, 1999 and $4,225 at December 31, 1998. Due in November 1999, the $5,000 FHLB advance had an original term of 180 days and carries a fixed interest rate of 5.03% with interest due monthly. Due in October 2008, the mortgage-matched advance had an original term of 10 years and carries a fixed interest rate of 5.10%. Principal and interest on the mortgage-matched advance are due monthly. Borrowed funds also include a demand note issued to the U.S. Treasury, which totaled $1,990 at September 30, 1999, and $225 at December 31, 1998.

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

--------------------------------------------------------------------------------


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
  1999 AND SEPTEMBER 30, 1998

NET INCOME. Net income for the quarter ended September 30, 1999 was $1,128 or $.27 per share, compared to net income of $1,186 or $.28 per share for the same quarter in 1998.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $3,847 for the three months ended September 30, 1999 compared to $3,607 for the same period in 1998. The $240 increase in 1999 over 1998 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average rate. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

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

The provision for loan and lease losses totaled $400 for the three months ended September 30, 1999 compared to $124 for the same period in 1998. The growth in the provision is reflective of the overall growth in the commercial loan portfolio and an increase in net charge-offs compared to 1998.

The allowance for loan and lease losses totaled $2,442, or .91% of total loans and leases, at September 30, 1999 compared to $1,948, or 0.76% of total loans and leases, at December 31, 1998. The allowance was 169% of nonperforming loans which totaled $1,445 at September 30, 1999, compared to 181% of nonperforming loans which totaled $1,078 at December 31, 1998. Management believes increasing the allowance for loan and lease losses is necessary as total loans, particularly commercial, consumer and construction loans, and leases increase.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $82, or 7.9%, for the three months ended September 30, 1999 compared to the same period in 1998. The increase is due to increased fee income from the Corporation's data service center, increased fees collected on deposit accounts and increased trust department income.

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

--------------------------------------------------------------------------------


Total noninterest expense increased $18, or .6% for the three months ended September 30, 1999 compared to the same periods in 1998. The increase is primarily the result of increases in salaries and other employee benefits, equipment expense and loan, lease and credit card expense, partially offset by decreases in other operating expenses and stationary and supplies expense. Other changes in noninterest expense are not significant.

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $536, or an effective tax rate of 32.2%, for the three months ended September 30, 1999 compared to $450, or an effective rate of 27.5% for the three months ended September 30, 1998.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
  1999 AND SEPTEMBER 30, 1998

NET INCOME. Net income for the nine months ended September 30, 1999 totaled $3,662, or $.88 per share, compared to net income of $3,477, or $.83 per share, for the same period in 1998.

NET INTEREST INCOME. Net interest income was $11,614 for the nine months ended September 30, 1999 compared to $10,764 for the same periods in 1998. The $850 increase in 1999 over 1998 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average rate. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $975 for the nine months ended September 30, 1999 compared to $349 for the same period in 1998. The growth in the provision is reflective of the overall growth in the commercial loan portfolio and an increase in net charge-offs compared to 1998. Net charge-offs for the nine months ended September 30, 1999 were $481 compared to net charge-offs of $287 for the same period in 1998. The increase in net charge-offs for the nine months ended September 30, 1999 is primarily due to an increase in net charge-offs of commercial and industrial loans compared to the same period in 1998.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $597, or 19.5%, for the nine months ended September 30, 1999 compared to the same period in 1998. The increase is due to increased fee income from the Corporation's data service center, increased fees collected on deposit accounts and increased trust department income.

Total noninterest expense increased $553, or 6.6% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase is primarily the result of increases in salaries and other employee benefits and other operating expenses, where such increases made up $506 of the total increase. Other changes in noninterest expense are not significant.

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $1,658, or an effective tax rate of 31.2%, for the nine months ended September 30, 1999 compared to $1,575, or an effective rate of 31.2%, for the nine months ended September 30, 1998.

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

Cash and cash equivalents increased $13,069, or 84.4%, to $28,561 at September 30, 1999 compared to $15,492 at December 31, 1998. Cash and equivalents represented 6.6% of total assets at September 30, 1999 and 3.7% of total assets at December 31, 1998. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions which affected the Corporation's level of cash and cash equivalents, cash flows and liquidity during the nine months ended September 30, 1999 were the receipt of proceeds from maturities and repayments of securities of $47,148, securities purchases of $47,304; the net increase in loans of $18,570; the net increase in deposits of $14,737; and proceeds from sales of securities of $9,985.


CAPITAL RESOURCES

Total shareholders' equity increased $1,359 between December 31, 1998 and September 30, 1999, primarily due to earnings retained. No shares of treasury stock were purchased by the Corporation during the nine months ended September 30, 1999; however, management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

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

--------------------------------------------------------------------------------


The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 14.3% at September 30, 1999, while the Tier 1 risk-based capital ratio was 13.5%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.7% at September 30, 1999 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.

Accumulated other comprehensive income decreased from $225 at December 31, 1998 to $(1,326) at September 30, 1999. The decrease in accumulated other comprehensive income was attributable to increases in interest rates during the nine months ended September 30, 1999.


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

The Corporation is aware of the potential Year 2000 related problems that may affect the computers that control or operate Corporation's operating systems, facilities and infrastructure. In 1997, the Corporation began a process of identifying any Year 2000 related problems that may be experienced by its computer-operated or computer-dependent systems. Each application has been identified as "Mission Critical" or "Non-Mission Critical." The Corporation has contacted the companies that supply or service the Corporation's computer-operated or computer-dependent systems to obtain confirmation that each system that is material to the operations of the Corporation is either currently Year 2000 compliant or is expected to be Year 2000 compliant. All of the identified mission critical computer systems affected by the Year 2000 issue have completed the renovation, validation and implementation phase of the process of becoming Year 2000 compliant. The Corporation has examined its computer hardware and software and estimated it would cost approximately $160 to make such systems Year 2000 compliant. Of that amount, the Corporation has already spent $31. At this time, however, any additional expense that may be incurred by the Corporation in connection with Year 2000 issues cannot be determined.

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


IMPACT OF NEW ACCOUNTING STANDARDS

Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. The new standard does not allow hedging of a security which is classified as held to maturity. Upon adoption of this standard, companies will be allowed to transfer securities from held to maturity to available for sale if they wish to be able to hedge the securities in the future. This standard is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's asset and liability management policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. As of September 30, 1999, $111,235, or 41.2%, of the Corporation's loan portfolio reprices on a regular basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

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

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                        Quarter ended September 30, 1999
                           PART II - OTHER INFORMATION

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


                                         DCB FINANCIAL CORP.
                                         (Registrant)

Date:       November 1, 1999             /s/ Larry D. Coburn
       ----------------------------      -------------------
                                         (Signature)
                                         Larry D. Coburn
                                         President and Chief Executive Officer


Date:       November 1, 1999             /s/ Douglas A. Lockwood
       ----------------------------      -----------------------
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