Form 10-K405
period 1999-12-31
DCB FINANCIAL CORP
filed 2000-03-27
CIK 1025877

                                                              Exhibit Index on
                                                              page 55

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ................ to ....................

        Commission File No. 0-22387

                               DCB FINANCIAL CORP
                               ------------------
                       (Name of registrant in its charter)

OHIO                                                           31-1469837
----                                                           ----------
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

               41 North Sandusky Street
               Delaware, Ohio                             43015
               ------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]          No [_]

Indicate by check mark if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At February 29, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $13.75 per share (such price being the average of the bid and asked prices on such date) was $53,023,000.

At February 29, 2000, the registrant had 4,273,200 common shares issued and 4,178,200 common shares outstanding.

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

The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. At year-end 1999, deposits of public funds (funds of governmental agencies and municipalities) were 1.8% of total deposits. This amount can fluctuate, but generally not by a material amount. No material industry or group concentrations exist in the loan portfolio.

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


EMPLOYEES

At December 31, 1999, the Bank employed 208 employees, 184 of whom were full-time. The Bank provides a number of benefits such as health, dental and life insurance for all, as well as education assistance for qualified employees. A 401(k) retirement plan is in place for eligible employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. The Corporation has no employees not also employed by the Bank.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 that, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company conducts business. See "Supervision and Regulation" for further discussion.


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

Financial Modernization

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (CRA) by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has CRA rating of satisfactory or better.


STATISTICAL DISCLOSURES

The following schedules present, for the periods indicated, certain financial and statistical information of the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures included as a part of this Form 10-K as of and for the year ended December 31, 1999.

      I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

           A&B. AVERAGE BALANCE SHEET AND RELATED ANALYSIS OF NET INTEREST EARNINGS

           This information is included under the heading "Yields Earned and Rates Paid" on pages 22 through 24 of this document.

           C. INTEREST DIFFERENTIAL

           This information is included under the heading "Yields Earned and Rates Paid" on page 24 of this document.

    II.    SECURITIES PORTFOLIO

           A. The following is a schedule of the carrying value of securities at year-end 1999, 1998 and 1997.

           (In thousands of dollars)                                              1999         1998         1997
                                                                                  ----         ----         ----

         Securities available for sale (at fair value)
              U.S. Treasury                                                   $    2,261    $   4,556    $    5,568
              U.S. Government agencies and corporations                           53,262       50,556        33,409
              States and political subdivisions                                    6,011        6,192           203
              Mortgage-backed                                                     28,980       28,908        13,705
                                                                              ----------    ---------    ----------
              Total debt securities                                               90,514       90,212        52,885
              Other securities                                                     1,395        1,187         1,050
                                                                              ----------    ---------    ----------

              Total securities available for sale                             $   91,909    $  91,399    $   53,935
                                                                              ==========    =========    ==========

         Securities held to maturity (at amortized cost)
              U.S. Government agencies and corporations                       $       --    $   1,000   $        --
              States and political subdivisions                                    6,777        7,994         6,523
              Corporate                                                              995       12,150        21,089
              Mortgage-backed                                                     27,473       28,040        26,222
                                                                              ----------    ---------    ----------

              Total securities held to maturity                               $   35,245    $  49,184    $   53,834
                                                                              ==========    =========    ==========

           B. The following is a schedule of maturities for each category of debt securities and the related weighted-average yield of such securities as of year-end 1999:

(In thousands of dollars)
                           -----------------------------------------Maturing----------------------------------------
                                                         After One            After Five
                                 One Year              Year Through          Years Through              After
                                  or Less               Five Years             Ten Years              Ten Years
                            Amount       Yield      Amount       Yield     Amount       Yield       Amount      Yield
                            ------       -----      ------       -----     ------       -----       ------      -----
Available for sale
     U.S. Treasury         $   1,234     6.48%    $    1,027     6.01%    $      --       --%    $      --       --%
     U.S. Government
       agencies and
       corporations            1,470     5.52         14,895     6.31        30,727     6.15         6,170      6.74
     States and political
       subdivisions               --       --            469     5.55           723     6.59         4,819      6.84
     Mortgage-backed              10     5.64            175     6.32         7,146     5.81        21,649      6.33
                           ---------              ----------              ---------              ---------

         Total             $   2,714     5.96%    $   16,566     6.27%    $  38,596     6.10%    $  32,638      6.48%
                           =========   ======     ==========   ======     =========   ======     =========    ======

Held to maturity
     States and political
       subdivisions        $     637     6.98%    $    4,637     7.44%    $   1,037     7.23%    $     466      9.09%
     Corporate                   995     6.09             --        --           --        --           --        --
     Mortgage-backed             389     6.46          4,702     6.59         8,515     6.70        13,867      6.63
                           ---------              ----------              ---------              ---------

         Total             $   2,021     6.44%    $    9,339     7.01%    $   9,552     6.72%    $  14,333      6.71%
                           =========   ======     ==========   ======     =========   ======     =========    ======

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

           C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer exceeding 10% of the Corporation's consolidated shareholders' equity at year-end 1999.

    III.   LOAN PORTFOLIO

           A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

                (In thousands of dollars)               1999         1998         1997         1996         1995
                                                        ----         ----         ----         ----         ----

                Commercial and industrial           $   39,063   $   39,864   $   37,486    $  36,836    $   40,631
                Commercial real estate                  82,954       66,501       56,434       45,487        40,328
                Residential real estate and
                  home equity                           69,611       63,140       53,686       52,752        41,864
                Real estate construction                29,723       32,382       29,104       23,489        10,235
                Consumer and credit card                45,977       44,050       42,914       38,269        35,493
                Lease financing, net                    10,140        9,352        9,010        6,759         4,988
                                                    ----------   ----------   ----------    ---------    ----------

                    Total loans                     $  277,468   $  255,289   $  228,634    $ 203,592    $  173,539
                                                    ==========   ==========   ==========    =========    ==========

           B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and home equity loans, consumer and credit card loans and leases, as of December 31, 1999:

                                                                 ---------------------Maturing ------------------
                                                                   One Year    One Through   After Five
           (In thousands of dollars)                                or Less    Five Years       Years        Total
                                                                    -------    ----------       -----        -----
           Fixed rate
           ----------
           Commercial and industrial                             $    1,089   $    7,073    $   1,681    $    9,843
           Commercial real estate                                       509        2,986        8,967        12,462
           Real estate construction and land development              2,558        1,155          551         4,264
                                                                 ----------   ----------    ---------    ----------

                Total                                            $    4,156   $   11,214    $  11,199    $   26,569
                                                                 ==========   ==========    =========    ==========

           Variable rate
           -------------
           Commercial and industrial                             $   16,124   $    6,426    $   6,670    $   29,220
           Commercial real estate                                     4,627        5,356       60,509        70,492
           Real estate construction and land development              8,028        1,527       15,904        25,459
                                                                 ----------   ----------    ---------    ----------

                Total                                            $   28,779   $   13,309    $  83,083    $  125,171
                                                                 ==========   ==========    =========    ==========

           C.   Risk Elements

                1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.

                                                                                  December 31,
                                                                                  ------------
                (In thousands of dollars)                     1999        1998        1997       1996        1995
                                                              ----        ----        ----       ----        ----
              (a) Loans accounted for on a nonaccrual
                    basis                                  $    472    $     753   $   1,188   $    501   $   2,014

              (b) Accruing loans which are
                    contractually past due 90 days or
                    more as to interest or principal
                    payments                                    156          325         238        489          65

              (c) Loans which are "troubled debt
                    restructurings" as defined in
                    Statement of Financial
                    Accounting Standards No. 15
                    (exclusive of loans in
                    (a) or (b) above):                           --           --          --        143         150
                                                           --------    ---------   ---------   --------   ---------

                      Totals                               $    628    $   1,078   $   1,426   $  1,133   $   2,229
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

                    During 1999, $36,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms.

              (d) Impaired Loans - Information regarding impaired loans at year-end 1999, 1998 and 1997 is as follows:

                                                                                      1999        1998       1997
                                                                                      ----        ----       ----
                    (In thousands of dollars)
                    Year-end impaired loans with no allowance for loan
                      losses allocated                                            $     --    $      --   $      --
                    Year-end impaired loans with allowance for loan
                      losses allocated                                                  --           --         265
                    Amount of the allowance allocated                                   --           --         173

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

                2. Potential Problem Loans - At year-end 1999, no loans were identified which management has serious doubts about the borrowers' ability to comply with present loan repayment terms and which are not included in item III.C.1. above.

                3. Foreign Outstandings - There were no foreign outstandings during any period presented.

                4. Loan Concentrations - At year-end 1999, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans in
                    Item III.A. above.

           D. Other Interest-Bearing Assets - At year-end 1999, there were no other interest-bearing assets required to be disclosed under
                Item III.C.1. or 2. if such assets were loans.

           IV.  SUMMARY OF LOAN LOSS EXPERIENCE

           A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                (In thousands of dollars)         1999           1998           1997          1996          1995
                                                  ----           ----           ----          ----          ----
                  Average loans
                    outstanding during
                    period                     $   264,737   $   238,844   $   215,680   $   188,679    $   172,688
                                               ===========   ===========   ===========   ===========    ===========

               ALLOWANCE FOR LOAN
                 LOSSES
                  Balance at beginning of
                    period                     $     1,948   $     1,842   $     1,923   $     1,940    $     1,865
                  Loans charged off:
                      Commercial                      (358)         (112)         (263)          (66)           (57)
                      Commercial real
                        estate                          --            --           (15)           --             --
                      Residential real
                        estate and home
                        equity                         (27)           --            --            --             --
                      Real estate
                        construction                    --            --            --            --             --
                      Consumer and credit
                        card                          (441)         (443)         (346)         (352)          (334)
                      Lease financing                   --           (13)          (20)         (110)           (33)
                                               -----------   -----------   -----------   -----------    -----------
                           Total loans
                             charged off              (826)         (568)         (644)         (528)          (424)
                                               -----------   -----------   -----------   -----------    -----------
                  Recoveries of loans previously
                    charged off:
                      Commercial                        43            40            77            30             16
                      Commercial real
                        estate                          --            --            --            --              4
                      Residential real
                        estate and home
                        equity                           1            --            --            --             --
                      Real estate
                        construction                    --            --            --            --             --
                      Consumer and credit
                        card                           124           141           151           114            111
                      Lease financing                    8            24            15             1              6
                                               -----------   -----------   -----------   -----------    -----------
                           Total loan
                             recoveries                176           205           243           145            137
                                               -----------   -----------   -----------   -----------    -----------

                  Net loans charged off               (650)         (363)         (401)         (383)          (287)
                  Provision charged to
                    operating expense                1,495           469           320           366            362
                                               -----------   -----------   -----------   -----------    -----------

                  Balance at end of period     $     2,793   $     1,948   $     1,842   $     1,923    $     1,940
                                               ===========   ===========   ===========   ===========    ===========

               Ratio of net charge-offs to
                 average loans outstanding
                 for period                    .25%          .15%          .19%          .20%           .17%

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

                           ---------------------------------Allocation of the Allowance for Loan Losses ----------------------------
(In thousands of dollars)                          Percentage of                       Percentage of                   Percentage of
                                                   Loans in Each                       Loans in Each                   Loans in Each
                               Allowance            Category to    Allowance            Category to    Allowance         Category to
                                Amount              Total Loans     Amount              Total Loans     Amount           Total Loans
                                ------              -----------     ------              -----------     ------           -----------
                                      December 31, 1999                   December 31, 1998                 December 31, 1997
                                      -----------------                   -----------------                 -----------------

Commercial and industrial   $       652              14.08%       $       618               15.62%      $      516            16.40%
Commercial real estate              332              29.90                160               26.05              178            24.68
Residential real estate
  and home equity                   111              25.09                 93               24.73               63            23.48
Real estate construction             45              10.71                 49               12.68               30            12.73
Consumer and credit card            575              16.57                494               17.26              465            18.77
Lease financing                      57               3.65                 74                3.66               68             3.94
Unallocated                       1,021                 --                460                  --              522               --
                            -----------          ----------       -----------           ----------      ----------          -------

     Total                  $     2,793             100.00%       $     1,948              100.00%      $    1,842           100.00%
                            ===========          =========        ===========           =========       ==========          ========


                                       December 31, 1996                   December 31, 1995
                                       -----------------                   -----------------

Commercial and industrial   $       519              18.09%       $       526               23.42%
Commercial real estate              273              22.34                262               23.24
Residential real estate and
  home equity                        71              25.91                 78               24.12
Real estate construction             17              11.54                 11                5.90
Installment and credit card         533              18.80                560               20.45
Lease financing                     106               3.32                142                2.87
Unallocated                         404                 --                361                  --
                            -----------          ----------       -----------           ----------

     Total                  $     1,923             100.00%       $     1,940              100.00%
                            ===========          =========        ===========           =========

     V.    DEPOSITS

      A. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

                                                             Average                            Average
                                                       Amounts Outstanding                     Rate Paid
                                                     Year ended December 31             Year ended December 31
                                                     ----------------------             ----------------------
                                              1999           1998          1997       1999      1998       1997
                                              ----           ----          ----       ----      ----       ----
     (In thousands of dollars)

     Noninterest-bearing demand           $    60,857     $    53,500   $    45,330    N/A        N/A        N/A
     Interest-bearing demand
       deposits                                28,858          27,527        26,295   1.99%     2.41%      2.50%
     Money market investment                  154,736         131,105        97,603   4.97      5.26       5.28
     Savings deposits                          42,316          38,457        37,874   2.81      3.13       3.18
     Time deposits                             83,571          93,498        89,667   5.18      5.53       5.58
                                          -----------     -----------   -----------

         Total deposits                   $   370,338     $   344,087   $   296,769   3.72%     4.05%      4.05%
                                          ===========     ===========   ===========   ====      ====       ====

      B.   Other categories - not applicable.

      C.   Foreign deposits - not applicable.

      D. The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of year-end 1999:

                Three months or less                                                   $      4,728
                Over three through six months                                                 1,616
                Over six through twelve months                                                  984
                Over twelve months                                                            1,251
                                                                                       ------------

                   Total                                                               $      8,579
                                                                                       ============

      E. Time deposits greater than $100,000 issued by foreign offices - not applicable.


    VI.    RETURN ON EQUITY AND ASSETS

           This information is included under the heading "ITEM 6 - Selected Financial Data" on pages 15 and 16 of this document.

                                                                                      1999        1998       1997
                                                                                      ----        ----       ----

                    Dividend pay-out ratio (dividends declared
                      per share divided by net income per share)                      21.93%      18.58%     23.39%


   VII.    SHORT-TERM BORROWINGS

           This item is not required for the Corporation because average outstanding balances of short-term borrowings for the years ending December 31, 1999, 1998 and 1997 were less than 30% of shareholders' equity at such dates.

ITEM 2 - PROPERTIES

The Bank owns and operates its main office at 41 North Sandusky Street, Delaware, Ohio 43015. The Bank also operates 16 branches and 4 other properties that are owned or leased as noted below:

1.   Drive-in Office, 33 W. William St., Delaware, Ohio 43015 (owned)
2.   Delaware Center Branch Office, 199 S. Sandusky Street, Delaware, Ohio 43015 (owned)
3.   Galena Branch Office, 10 Park Street, Galena, Ohio 43021 (owned)
4.   Ostrander Branch Office, 10 West North Street, Ostrander, Ohio 43061 (owned)
5.   Green Meadows Branch Office, 9191 Columbus Pike, Lewis Center, Ohio 43035 (leased)
6.   Ashley Branch Office, 1 West High Street, Ashley, Ohio 43003 (owned)
7.   Buehlers Central Office, 800 West Central Avenue, Delaware, Ohio 43015 (leased)
8.   Marysville Banking Center, 108 South Main Street, Marysville, Ohio 43040 (leased)
9.   Marysville Banking Center II, 11069 West Fifth Street, Marysville, Ohio 43040 (leased)
10.  Powell Office, 22 South Liberty Street, Powell, Ohio 43065 (owned)
11.  Sunbury Office, 492 West Cherry Street, Sunbury, Ohio 43074 (leased)
12.  Highland Lakes Office, 6156 Highland Lakes Avenue, Westerville, Ohio 43085 (leased)
13.  Sawmill Parkway Office, 10149 Brewster Lane, Powell, Ohio 43065 (leased)
14.  Avery Road Office, 6820 Perimeter Loop Road, Dublin, Ohio 43017 (leased)
15.  ATM Express Bank, W. Central Ave., Delaware, Ohio 43015 (leased)
16.  ATM Express Bank, Ohio Wesleyan University, Delaware, Ohio 43015 (leased)
17.  ATM Express Bank, 8208 Marysville Road West, Ostrander, Ohio 43061 (leased)
18.  Operations Center, 163 N. Sandusky Street, Delaware, Ohio 43015 (leased)
19.  ATM Express Bank, 1123 U.S. Route 23 South, Delaware, Ohio 43015 (leased)
20.  Willowbrook Branch Office, 100 Willowbrook Way South, Delaware, Ohio 43015 (leased)

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

No matter was submitted to a vote of the security holders in the fourth quarter of 1999.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation had 4,178,200 common shares outstanding on February 29, 2000, held of record by approximately 1,507 shareholders. The Corporation's common stock is not traded on any securities exchange. However, several central Ohio brokerage firms maintain daily bid and ask prices for the Corporation's common stock. The range of the average known price per common share by quarter provided in the chart below is based on information received from such market maker. Dividends are also shown.

                                              March 31,        June 30,        September 30,   December 31
                                                1999             1999              1999           1999
                                          --------------     -------------    --------------   ----------

              High                        $     17.75        $   18.00        $   16.63        $     16.50
              Low                               16.00            15.00            13.88              14.13
              Dividends per share                 .06              .06              .06                .07

                                              March 31,        June 30,        September 30,   December 31,
                                                1998             1998              1998            1998
                                          --------------      ------------      ------------   ----------

              High                        $     21.00        $   21.00        $   20.75        $     18.00
              Low                               20.13            20.00            17.25              14.50
              Dividends per share                 .05              .05              .05                .06

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


ANNUAL AND OTHER REPORTS, SHAREHOLDER AND GENERAL INQUIRIES

DCB Financial Corp is required to file an annual report on Form 10-K, for its fiscal year ended December 31, 1999, with the Securities and Exchange Commission. Copies of the Form 10-K annual report and the Corporation's quarterly reports may be obtained without charge by contacting:

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

Selected financial condition                                          At December 31,
  and other data:                        ---------------------------------------------------------------------------
                                              1999          1998            1997            1996           1995
                                         ------------   -------------    -----------   ------------    -------------
                                                                    (In thousands)
Assets                                   $    430,005   $     418,540   $    367,118   $    319,117    $    274,078
Cash and cash equivalents                      16,838          15,492         25,283         32,359          36,179
Securities available for sale                  62,929          62,491         40,230         35,694          25,536
Securities held to maturity                     7,772          21,144         27,612          8,176          19,317
Mortgage-backed securities
  available for sale                           28,980          28,908         13,705         11,480           5,942
Mortgage-backed securities
  held to maturity                             27,473          28,040         26,222         23,695          10,160
Loans and leases - net                        274,675         253,341        226,792        201,669         171,599
Deposits                                      371,799         368,918        322,484        279,091         243,856
Borrowed funds                                 16,889           9,450          7,005          6,546             777
Shareholders' equity                           40,387          38,309         36,040         32,579          28,694

                                                                  Year ended December 31,
                                         ----------------------------------------------------------------------------
Summary of earnings:                          1999          1998            1997            1996           1995
                                         ------------   -------------    -----------   ------------    --------------
                                                         (In thousands, except per share data)
Interest and dividend income             $     30,001   $      28,928   $     26,409   $     23,467    $     19,972
Interest expense                               14,322          14,323         12,369         10,202           8,110
                                         ------------   -------------   ------------   ------------    ------------
Net interest income                            15,679          14,605         14,040         13,265          11,862
Provision for loan losses                       1,495             469            320            366             362
                                         ------------   -------------   ------------   ------------    ------------
Net interest income after
  provision for loan losses                    14,184          14,136         13,720         12,899          11,500
Noninterest income                              4,683           4,139          3,324          2,890           2,410
Noninterest expense                            11,931          11,373          9,772          8,616           8,765
                                         ------------   -------------   ------------   ------------    ------------
Income before income tax                        6,936           6,902          7,272          7,173           5,145
Income tax expense                              2,154           2,168          2,382          2,293           1,562
                                         ------------   -------------   ------------   ------------    ------------
Net income                               $      4,782   $       4,734   $      4,890   $      4,880    $      3,583
                                         ============   =============   ============   ============    ============

Per Share Data:
Earnings per share                       $       1.14   $        1.13    $      1.14    $      1.14   $        .84
                                         ============   =============   ============   ============    ============

Dividends declared per share             $        .25   $         .21    $     .2667    $     .2234    $       .17
                                         ============   =============   ============   ============    ============

------------------------

(1) Earnings and dividends per share for the Corporation have been restated to reflect the internal reorganization discussed above.

                                                           At or for the year ended December 31,
                                         -------------------------------------------------------------------------
Selected financial ratios:                    1999          1998            1997            1996           1995
                                         ------------   -------------    -----------   ------------    -----------

Interest rate spread
(difference between average yield
  on interest-earning assets and
  average cost of interest-
  bearing liabilities)                         3.08%         3.01%           3.42%           3.75%         3.99%
Net interest margin (net
  interest income as a
  percentage of average
  interest-earning assets)                     3.95          3.95            4.37            4.67          4.93
Return on equity (net income
  divided by average equity)                  12.18         13.64           14.00           15.99         13.17
Return on assets (net income
  divided by average total assets)             1.13          1.21            1.44            1.63          1.41
Equity-to-assets ratio (average equity
  divided by average total assets)             9.31          8.89           10.29           10.22         10.71
Allowance for loan losses as a
  percentage of nonperforming loans          444.75        180.71          129.17          194.24         87.03


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

The Bank conducts business from its main office at 41 North Sandusky Street in Delaware, and from its 16 full-service branch offices located in Delaware and surrounding communities. The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities and trust services. The Bank also provides cash management, bond registrar and paying services. Through its information systems department, the Bank provides data processing services to other financial institutions; however, such services are not a significant part of operations or revenue.

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

As a bank holding company, the Corporation is subject to regulation, supervision and examination by the Federal Reserve Board. As a commercial bank chartered under the laws of the State of Ohio, the Bank is subject to regulation, supervision and examination by the State of Ohio Superintendent of Financial Institutions and the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC insures deposits in the Bank up to applicable limits. The Bank is also a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In the following pages, management presents an analysis of the Corporation's financial condition and results of operations as of and for the year ended December 31, 1999, compared to prior years. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.


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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $430,005 at year-end 1999 compared to $418,540 at year-end 1998, an increase of $11,465, or 2.7%. The growth in assets was the result of the investment of funds provided by borrowings and deposit growth in loans.

Federal funds sold increased $3,250, or 209.7%, from $1,550 at year-end 1998 to $4,800 at year-end 1999, as a result of proceeds from the maturities, calls and principal repayments of securities not being reinvested during the period.

Total securities decreased $13,429, or 9.6%, from $140,583 at year-end 1998 to $127,154 at year-end 1999. The decrease was the result of proceeds from maturities, calls and principal repayments being invested in higher-yielding loans. The Corporation invests primarily in U.S. Treasury notes, Obligations of U.S. government agencies and corporations, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") participation certificates and Collateralized Mortgage Obligations ("CMOs"). Securities classified as available for sale totaled $91,909, or 72.3% of the total securities portfolio, at year-end 1999. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $56,453 at year-end 1999, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $22,179, or 8.7%, from $255,289 at year-end 1998 to $277,468 at year-end 1999. Growth was experienced in the majority of loan categories; however, the largest increases were in real estate-related loans. Commercial real estate loans increased $16,453, or 24.7%, from $66,501 at year-end 1998 to $82,954 at year-end 1999. In addition, residential real estate and home equity loans increased $6,471, or 10.2%, from $63,140 at year-end 1998 to $69,611 at year-end 1999 while construction loans, both residential and commercial, decreased $2,659, or 8.2%. The continued growth in total real estate loans is related to growth in the Corporation's market area as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the year. Strong population growth in the Corporation's market contributed to the increase. In addition, the Corporation has been able to take advantage of a strong local economy and the large number of businesses moving into the market. Commercial and industrial loans decreased $801, or 2.0%. There is no concentration of lending to any one industry.

Due to the strong loan growth, the gross loan to deposit ratio increased to 74.6% at year-end 1999 compared to 69.2% at year-end 1998.

During 1998, the Corporation purchased insurance contracts on the lives of the participants in a new supplemental post-retirement benefit plan and named the Corporation as the beneficiary. Management intends that the revenue from the insurance contracts be used as a funding source for the plan. Cash surrender value of life insurance totaled $1,886 at year-end 1999 and $1,414 at year-end 1998.

Total deposits increased $2,881 or 0.8%, from $368,918 at year-end 1998 to $371,799 at year-end 1999. Noninterest-bearing deposits decreased $777, or 1.3%, while interest-bearing deposits increased $3,658, or 1.2%. Interest-bearing demand and money market deposits increased from 58.1% of total interest-bearing deposits at year-end 1998 to 60.6% of total interest-bearing deposits at year-end 1999 as the Corporation experienced a $10,100, or 5.6%, increase in volume of such accounts. The increase was primarily in the Corporation's "Superior Money Market" deposit accounts which offer a variable interest rate tied to the 3-month Treasury Bill index. The Corporation experienced a $2,438 increase in savings deposits while such accounts increased from 13.1% of total interest-bearing deposits at year-end 1998 to 13.8% of total interest-bearing deposits at year-end 1999. Growth in such deposits has been primarily due to growth in the Corporation's market area as the Corporation has not used special promotions to attract the increased volume. Management believes the funds received from this deposit growth are fairly stable based on the growth in the Corporation's market area. Certificates of deposit decreased $8,880, or 9.9%, comprising 25.6% of total interest-bearing deposits at year-end 1999 compared to 28.8% at year-end 1998. The decrease in certificates of deposit was primarily due to the loss of price-sensitive public funds, which was partially offset by the transfer of "Prime Time" deposit accounts to certificates of deposit.

Borrowed funds totaled $16,889 at year-end 1999 compared to $9,450 at year-end 1998. The increase resulted as the Corporation borrowed an additional $6,000 from the FHLB through a 31-day advance. At year-end 1999, the Corporation also had a mortgage-matched advance with a remaining balance of $3,889 with an original term of 10 years and carrying a fixed interest rate of 5.10%. Principal and interest on the advance are due monthly. During 1999, the Corporation also renewed a $5,000 FHLB advance which came due in November 1999. The renewed advance has a term of 180 days and carries a fixed interest rate of 5.93% with interest due monthly. Borrowed funds also include a demand note issued to the U.S. Treasury which totaled $2,000 at year-end 1999 and $225 at year-end 1998.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

NET INCOME. Net income for 1999 totaled $4,782, increasing slightly compared to net income for 1998 of $4,734. Earnings per share was $1.13 for 1998 and $1.14 for 1999. Return on average assets was 1.13% and 1.21% for 1999 and 1998, while return on average shareholders' equity was 12.18% and 13.64% over the same two years.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $15,679 for 1999 compared to $14,605 for 1998. The $1,074 increase in 1999 over 1998 was the result of an increase in the average level of interest-earning assets partially offset by an increase in the average level interest-bearing liabilities. Growth in net interest income was also partly constrained by a decrease in the average yield earned on interest-earning assets from 7.82% in 1998 to 7.56% in 1999, while the average yield on interest-bearing liabilities decreased from 4.81% in 1998 to 4.48% in 1999. The decrease in the average yield earned on interest-earning assets was the result of the decrease in the average yield earned on loans and leases from 8.82% in 1998 to 8.33% in 1999.

In spite of the aforementioned shifts in the components of interest-earning assets and interest-bearing liabilities, as well as movements in market interest rates, the Corporation's net interest margin, which is calculated by dividing net interest income by average interest-earning assets, remained constant at 3.95% in 1998 and 1999.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management's assessment of the losses inherent in the Corporation's loan portfolio. All lending activity contains associated risks of loan losses and the Corporation recognizes these credit risks as a necessary element of its business activity. To assist in identifying and managing potential loan losses, the Corporation maintains a loan review function that regularly evaluates individual credit relationships as well as overall loan-portfolio conditions. One of the primary objectives of this loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio-loss reserves.

The provision for loan and lease losses totaled $1,495 in 1999 compared to $469 in 1998. The growth in the provision is due to the Corporation's belief that it was appropriate to increase the overall allowance as a percentage of total loans due to changes in loan mix, portfolio characteristics and regulatory recommendations, as well as continued growth in the loan portfolio and increased loan charge-offs in 1999. Net charge-offs for 1999 were $650, which represents
 .25% of average loans, compared to net charge-offs of $363, or .15% of average loans in 1998.

The allowance for loan losses increased from $1,948 at year-end 1998 to $2,793 at year-end 1999. As a percent of gross loans and leases, the allowance increased from .76% to 1.01% over the same period. Nonperforming loans, defined as loans on nonaccrual status plus accruing loans past due 90 days or more, were $628, or .23% of gross loans, at year-end 1999 compared to $1,078, or .42% of gross loans, at year-end 1998. Such loans have been considered in management's analysis of the allowance for loan and lease losses. The allowance was 444.75% of nonperforming loans at year-end 1999, compared to 180.71% at year-end 1998.

Management believes increasing the allowance for loan losses is prudent as total loans, particularly commercial, commercial real estate, consumer and construction loans, and leases increase.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $544, or 13.1%, in 1999 compared to 1998. The increase was due primarily to increased fee income from deposit and cash management accounts, the Corporation's data service center and trust department and income from bank-owned life insurance, partially offset by decreased gains on loan sales.

Total noninterest expense increased $558, or 4.9%, in 1999 compared to 1998. The increase was primarily the result of increases in salaries and employee benefits and equipment expense, which comprised $474 of the total increase. These were planned increases relating to increased staffing and the addition of a new branch facility in 1999. The new branch is strategically located in an area of Franklin County currently experiencing strong population growth rates. With its broad line of products and services, the Corporation expects to be able to meet the needs of the market and obtain the business needed to sustain the new branch and contribute to overall profitability.

INCOME TAXES. The change of income tax expense is primarily attributable to the change in income before income taxes. See Note 11 to the consolidated financial statements. The provision for income taxes totaled $2,154 in 1999 and $2,168 in 1998 resulting in effective tax rates of 31.1% and 31.4%.


COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

NET INCOME. Net income for 1998 totaled $4,734, decreasing slightly compared to net income for 1997 of $4,890. Earnings per share was $1.14 for 1997 and $1.13 for 1998. Return on average assets was 1.21% and 1.44% in 1998 and 1997, while return on average shareholders' equity was 13.64% and 14.00% over the same two years.

NET INTEREST INCOME. Net interest income was $14,605 for 1998 compared to $14,040 for 1997. The $565 increase in 1998 over 1997 was the result of an increase in the average level of interest-earning assets partially offset by an increase in the average level interest-bearing liabilities. Growth in net interest income was also partly constrained by a decrease in the average yield earned on interest-earning assets from 8.22% in 1997 to 7.82% in 1998 while the average yield on interest-bearing liabilities remained constant over the same periods. The average yield earned on interest-earning assets decreased as a larger proportion of average earning assets were invested in lower yielding securities and federal funds sold rather than loans as was the case in the prior year. Also contributing to the decrease was a general decrease in market interest rates for loans in 1998 which resulted from increased competition and a 50 basis point reduction in the discount rate by the Board of Governors of the Federal Reserve System during the fourth quarter.

As a result of the aforementioned shifts in the components of interest-earning assets and interest-bearing liabilities, as well as movements in market interest rates, the Corporation's net interest margin, which is calculated by dividing net interest income by average interest-earning assets, declined from 4.37% in 1997 to 3.95% in 1998.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $469 in 1998 compared to $320 in 1997. The growth in the provision is reflective of the overall growth in the loan portfolio rather than of concerns about credit quality. Net charge-offs for 1998 were $363, which represents .15% of average loans, compared to net charge-offs of $401, or .19% of average loans, in 1997.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $815, or 24.5%, in 1998 compared to 1997. The increase was due to increased fee income from the Corporation's data service center and trust department, increased gains on loan sales (both servicing-released and service-retained) and increased fee income on deposit and cash management accounts.

Total noninterest expense increased $1,601, or 16.4%, in 1998 compared to 1997. The increase was primarily the result of increases in salaries and employee benefits, occupancy expense and equipment expense, where increases made up $1,421 of the total increase in 1998. These were planned increases relating to increased staffing and the addition of new facilities in 1997. During the first quarter of 1997, the Corporation moved most of its information systems and operations to a leased facility. Other departmental moves to the new facility were made in 1998 and additional space in the facility was leased. Expansion of the Corporation's operations facilities was necessary to support growth. The Corporation also leased additional computer equipment in 1998 to support its internal and external data processing service operations.

INCOME TAXES. The change of income tax expense is primarily attributable to the change in income before income taxes. See Note 11 to the Consolidated Financial Statements. The provision for income taxes totaled $2,168 in 1998 and $2,382 in 1997 resulting in effective tax rates of 31.4% and 32.8%.


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

                                                                        Year ended December 31,
                                               --------------------------------------------------------------------------
                                                                1999                                   1998
                                               ------------------------------------  ------------------------------------
                                                  Average      Interest                   Average     Interest
                                                outstanding     earned/      Yield/     outstanding    earned/     Yield/
                                                  balance        paid         rate        balance       paid        rate
                                                  -------        ----         ----        -------       ----        ----
Interest-earning assets:
    Federal funds sold                         $     6,443     $    348      5.40%   $    14,987   $      802       5.35%
    Bankers acceptances                                 --           --         --            --           --         --
    Securities (1)
       Taxable                                      59,146        3,661      6.19         65,968        4,046       6.15
       Tax-exempt (2)                               12,936          621      4.80          8,416          434       5.17
    Mortgage-backed securities (1)                  53,572        3,327      6.21         41,887        2,586       6.19
    Loans and leases (3)                           264,737       22,044      8.33        238,844       21,060       8.82
                                               -----------     --------              -----------   ----------

       Total interest-earning assets               396,834       30,001      7.56        370,102       28,928       7.82
                                                               --------                            ----------

Noninterest-earning assets:
    Cash and amounts due from banks                 15,324                                13,575
    Premises and equipment, net                      3,849                                 3,781
    Other nonearning assets                          8,113                                 4,580
    Allowance for loan losses                       (2,266)                               (1,903)
                                               -----------                           -----------

       Total assets                            $   421,854                           $   390,135
                                               ===========                           ===========

Interest-bearing liabilities:
    Demand deposits                            $   183,594     $  8,262      4.50%   $   158,632   $    7,560       4.77%
    Savings deposits                                42,316        1,190      2.81         38,457        1,203       3.13
    Certificates of deposit                         83,571        4,331      5.18         93,498        5,173       5.53
                                               -----------     --------              -----------   ----------
       Total deposits                              309,481       13,783      4.45        290,587       13,936       4.80

    Borrowed funds                                  10,330          539      5.22          7,061          387       5.48
                                               -----------     --------              -----------   ----------

       Total interest-bearing liabilities          319,811       14,322      4.48        297,648       14,323       4.81
                                                               --------                            ----------

                                                    Year ended December 31,
                                               ------------------------------------
                                                               1997
                                               ------------------------------------
                                                   Average       Interest
                                                 outstanding      earned/   Yield/
                                                   balance         paid      rate
                                                   -------         ----      ----
Interest-earning assets:
    Federal funds sold                         $     9,774       $   541      5.54%
    Bankers acceptances                              1,619           126      7.78
    Securities (1)
       Taxable                                      50,780         3,304      6.48
       Tax-exempt (2)                                6,601           356      5.39
    Mortgage-backed securities (1)                  37,202         2,308      6.22
    Loans and leases (3)                           215,680        19,774      9.17
                                               -----------    ----------

       Total interest-earning assets               321,656        26,409      8.22
                                                              ----------

Noninterest-earning assets:
    Cash and amounts due from banks                 12,848
    Premises and equipment, net                      3,240
    Other nonearning assets                          3,598
    Allowance for loan losses                       (1,942)
                                               -----------

       Total assets                            $   339,400
                                               ===========

Interest-bearing liabilities:
    Demand deposits                            $   123,898
                                                               $   5,810      4.69%
    Savings deposits                                37,874         1,204      3.18
    Certificates of deposit                         89,667         5,000      5.58
                                               -----------    ----------
       Total deposits                              251,439        12,014      4.78

    Borrowed funds                                   6,106           355      5.81
                                               -----------    ----------

       Total interest-bearing liabilities          257,545        12,369      4.80
                                                              ----------


(Continued on next page )

                                                                         Year ended December 31,
                                               --------------------------------------------------------------------------
                                                                1999                                   1998
                                               ------------------------------------  ------------------------------------
                                                  Average      Interest                   Average     Interest
                                                outstanding     earned/      Yield/     outstanding    earned/     Yield/
                                                  balance        paid         rate        balance       paid        rate
                                                  -------        ----         ----        -------       ----        ----
(Continued)
Noninterest-bearing liabilities:
    Demand deposits                            $    60,857                           $    53,500
    Other liabilities                                1,912                                 4,291
                                               -----------                           -----------

       Total liabilities                           382,580                               355,439

Shareholders' equity                                39,274                                34,696
                                               -----------                           -----------

       Total liabilities & shareholders'
         equity                                $   421,854                           $   390,135
                                               ===========                           ===========

Net interest income; interest rate spread                      $ 15,679      3.08%                 $   14,605       3.01%
                                                               ========   =======                  ==========   ========

Net interest margin (net interest income
  as a percent of average interest-earning
  assets)                                                                    3.95%                                  3.95%
                                                                          =======                               ========

Average interest-earning assets to average
  interest-bearing liabilities                                             124.08%                                124.34%
                                                                          =======                               ========

                                                        Year ended December 31,
                                               -------------------------------------
                                                               1997
                                               -------------------------------------
                                                   Average       Interest
                                                 outstanding      earned/   Yield/
                                                   balance         paid      rate
                                                   -------         ----      ----
(Continued)
Noninterest-bearing liabilities:
    Demand deposits                            $    45,330
    Other liabilities                                1,588
                                               -----------

       Total liabilities                           304,463

Shareholders' equity                                34,937
                                               -----------

       Total liabilities & shareholders'
         equity                                $   339,400
                                               ===========

Net interest income; interest rate spread                        $ 14,040    3.42%
                                                                 ========  =======

Net interest margin (net interest income
  as a percent of average interest-earning
  assets)                                                                     4.37%
                                                                           =======

Average interest-earning assets to average
  interest-bearing liabilities                                              124.89%
                                                                           =======

------------------------
(1) Average balance includes unrealized gains and losses while yield is based on amortized cost.

(2) Interest on tax-exempt securities is reported on a historical basis without tax-equivalent adjustment. Interest on tax-exempt securities on a tax equivalent basis was $941 in 1999, $658 in 1998, and $539 in 1997.

(3) Calculated net of deferred loan fees, loan discounts, unearned interest and loans in process. Includes nonaccrual loans.

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

                                                                         Year ended December 31,
                                                   ------------------------------------------------------------------
                                                            1999 vs.1998                      1998 vs. 1997
                                                   -------------------------------   --------------------------------
                                                          Increase                         Increase
                                                         (decrease)                       (decrease)
                                                           due to                           due to
                                                   --------------------               ------------
                                                     Volume      Rate       Total      Volume     Rate       Total
                                                     ------      ----       -----      ------     ----       -----

Interest income attributable to:
     Federal funds sold                            $    (461)  $      7   $    (454)  $   280   $    (19)   $   261
     Bankers acceptances                                  --         --          --      (126)        --       (126)
     Securities:
         Taxable                                        (422)        37        (385)      941       (199)       742
         Tax-exempt                                      219        (32)        187        94        (16)        78
     Mortgage-backed securities                          726         15         741       290        (12)       278
     Loans and leases                                  2,199     (1,215)        984     2,064       (778)     1,286
                                                   ---------   --------   ---------   -------   --------    -------

              Total interest income                    2,261     (1,188)      1,073     3,543     (1,024)     2,519
                                                   ---------   --------   ---------   -------   --------    -------

Interest expense attributable to:
     Demand deposits                                   1,141       (439)        702     1,654         96      1,750
     Savings deposits                                    115       (128)        (13)       18        (19)        (1)
     Certificates of deposit                            (527)      (315)       (842)      212        (39)       173
     Borrowings                                          171        (19)        152        53        (21)        32
                                                   ---------   --------   ---------   -------   --------    -------

              Total interest expense                     900       (901)         (1)    1,937         17      1,954
                                                   ---------   --------   ---------   -------   --------    -------

Increase (decrease) in net
  interest income                                  $   1,361   $   (287)  $   1,074   $ 1,606   $ (1,041)   $   565
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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's asset and liability management policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. Currently, $196,332, or 70.8%, of the Corporation's loan portfolio reprices on a regular basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 1999, based on information and assumptions set forth in the Notes. The Corporation believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted average interest rate. For variable-rate loans the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior.

                                                                                                            Estimated
                                                                                                              Fair
                                 2000      2001         2002     2003       2004    Thereafter     Total      Value
                                 ----      ----         ----     ----       ----    ----------     -----      -----

Rate-sensitive assets:
Fixed-rate loans (1)         $  17,577   $ 10,235   $ 12,752   $ 13,014   $ 16,201   $ 11,357   $  81,136   $  81,835
Average interest rate             8.90%      9.39%      9.49%      9.10%      8.39%      8.75%       8.94%
Variable-rate loans (1) (2)     40,991      5,361      7,771      5,487      7,010    129,712     196,332     197,362
Average interest rate             9.33       9.17       9.23       8.92       8.76       8.52        8.71
Fixed-rate debt securities -
  available for sale (1)         2,704      2,875      3,424      6,295      3,797     42,439      61,534      61,534
Average interest rate             5.54       5.82       6.11       6.09       6.41       6.13        6.10
Fixed-rate debt securities -
  held to maturity (1)           1,632      1,329        757      1,251      1,300      1,503       7,772       7,741
Average interest rate             5.51       4.79       5.28       5.33       5.40       5.48        5.34
Fixed-rate mortgage-backed
  securities - available for
  sale (3)                       2,192      1,854      1,165        934        841      7,569      14,555      14,555
Average interest rate             5.64       6.50       6.32       6.50       6.50       6.50        6.50
Variable-rate mortgage-
  backed securities -
  available for sale (4)           745        708        672        639        607     11,531      14,902      14,902
Average interest rate             5.92       5.92       5.92       5.92       5.92       5.92        5.92
Fixed-rate mortgage-backed
  securities - held to
  maturity (3)                   4,452      3,869      2,553      2,349      2,463     11,787      27,473      27,096
Average interest rate             6.46       6.43       6.69       6.49       6.64       6.64        6.63
Federal funds sold (5)           4,800        --         --         --         --        --         4,800       4,800
Average interest rate             4.50        --         --         --         --        --          4.50

Total rate-sensitive assets     75,110     26,257     29,131     30,022     32,257    217,443     410,220     409,595
Average interest rate             8.39       7.98       8.46       7.92       7.89       7.72        7.92


(Continued on next page)

(Continued)
                                                                                                            Estimated
                                                                                                              Fair
                                 2000      2001         2002     2003       2004    Thereafter     Total      Value
                                 ----      ----         ----     ----       ----    ----------     -----      -----
Rate-sensitive liabilities:
Noninterest-bearing
  deposits (6)               $  14,258   $ 11,407   $  8,555   $  7,129   $  7,129   $  8,555   $  57,033   $  57,033
Average interest rate
Interest-bearing demand
  deposits (7)                  46,810     46,810     35,108     35,108     23,405     46,810     234,051     234,051
Average interest rate             4.46%      4.46%      4.46%      4.46%      4.46%      4.46%       4.46%
Time deposits (8)               43,853     35,412      1,450        --         --        --        80,715      81,444
Average interest rate             4.93       5.53       5.08        --         --        --          5.20
Fixed-rate borrowings (8)       13,354        372        391        412        433      1,927      16,889      16,219
Average interest rate             5.99       5.10       5.10       5.10       5.10       5.10        5.78

Total rate-sensitive
  liabilities                  118,275     94,001     45,504     42,649     30,967     57,292     388,688     388,747
Average interest rate             4.27       4.32       3.65        3.72      3.44       3.82        4.02
----------------------------

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


The principal cash flows and the weighted-average interest rates of rate-sensitive assets and liabilities expected at year-end 1999 did not significantly change from year-end 1998. The following table provides summary information about the Corporation's financial instruments that were sensitive to changes in interest rates as of year-end 1998 and was prepared using assumptions similar to that of the above table.

                                                                                                            Estimated
                                                                                                              Fair
                                 1999      2000         2001     2002       2003    Thereafter     Total      Value
                                 ----      ----         ----     ----       ----    ----------     -----      -----

Total rate-sensitive assets   $  88,924  $  24,584  $  27,887  $  25,945  $  31,643  $ 197,252  $ 396,235  $ 398,182
Average interest rate              7.71%      8.38%      8.20%      8.38%      8.12%      7.65%      7.82%

Total rate-sensitive
  liabilities                $  143,110   $ 65,011  $  44,312  $  40,846  $  29,789  $  55,300  $ 378,368  $ 378,949
Average interest rate              4.24%      3.51%      3.34%      3.37%      3.10%      3.48%      3.72%

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

Cash and cash equivalents increased $1,346, or 8.7%, from $15,492 at year-end 1998 to $16,838 at year-end 1999. Cash and cash equivalents at year-end 1999 represented 3.9% of total assets compared to 3.7% of total assets at year-end 1998. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions which affected the Corporation's level of cash and cash equivalents, cash flows and liquidity during 1999 were the net increase in loans of $29,240; the receipt of proceeds from maturities and repayments of securities of $63,211; securities purchases of $128,802 and securities sales of $13,342.


CAPITAL RESOURCES

Total shareholders' equity increased $2,078 primarily due to earnings retained. The increase is net of cash dividends paid of $1,045 and the $1,659 after-tax reduction in the fair value of securities available for sale. The Corporation did not purchase any shares of treasury stock during 1999. However, management may purchase shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

The components of shareholders' equity changed during the first quarter of 1997 with the formation of the holding company. Shareholders of the Bank received three shares of Corporation stock, no par value, for each share of Bank's $1.00 par value stock owned. This exchange resulted in the reclassification of additional paid-in capital to common stock. The holding Corporation was formed to allow management to pursue other forms of financial services or acquisitions of full-service banking operations or branches of other organizations.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 14.7% at year-end 1999, while the Tier 1 risk-based capital ratio was 13.8%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.7% at year-end 1999 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.

In 1999, the Bank announced plans to construct a new corporate headquarters in Delaware, Ohio. As of December 31, 1999, the Bank had not paid any costs related to the new corporate headquarters.


YEAR 2000 ISSUE

The Corporation did not experience any Year 2000-related computer system problems, nor was the Corporation aware of any Year 2000-related problems with any of its loan customers which would impact their ability to meet their debt service requirements. The Corporation did not experience any significant unusual deposit activity from its customers.


IMPACT OF NEW ACCOUNTING STANDARDS

Beginning January 1, 2001 a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.


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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA









                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
DCB Financial Corp
Delaware, Ohio


We have audited the accompanying consolidated balance sheets of DCB Financial Corp (the "Corporation") as of December 31, 1999 and 1998, and related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCB Financial Corp as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                              /s/ CROWE, CHIZEK AND COMPANY LLP
                                              ---------------------------------
                                              Crowe, Chizek and Company LLP
Columbus, Ohio
February 4, 2000

                               DCB FINANCIAL CORP
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                                                             1999           1998
                                                                                             ----           ----
ASSETS
Cash and due from banks                                                                 $    12,038     $    13,942
Federal funds sold                                                                            4,800           1,550
                                                                                        -----------     -----------
     Total cash and cash equivalents                                                         16,838          15,492
Securities available for sale, at fair value                                                 91,909          91,399
Securities held to maturity (estimated fair value of $34,837 in 1999
  and $49,697 in 1998)                                                                       35,245          49,184
Loans and leases                                                                            277,468         255,289
Less allowance for loan and lease losses                                                     (2,793)         (1,948)
                                                                                        -----------     -----------
     Net loans and leases                                                                   274,675         253,341
Premises and equipment, net                                                                   4,384           3,965
Cash surrender value of life insurance                                                        1,886           1,414
Accrued interest receivable and other assets                                                  5,068           3,745
                                                                                        -----------     -----------

              Total assets                                                              $   430,005     $   418,540
                                                                                        ===========     ===========


LIABILITIES
Deposits
     Noninterest-bearing                                                                $    57,033     $    57,810
     Interest-bearing                                                                       314,766         311,108
                                                                                        -----------     -----------
         Total deposits                                                                     371,799         368,918
Borrowed funds                                                                               16,889           9,450
Accrued interest payable and other liabilities                                                  930           1,863
                                                                                        -----------     -----------
     Total liabilities                                                                      389,618         380,231

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 issued                                                                            3,779           3,779
Retained earnings                                                                            40,020          36,283
Treasury stock, 95,000 shares, at cost                                                       (1,978)         (1,978)
Accumulated other comprehensive income                                                       (1,434)            225
                                                                                        -----------     -----------
     Total shareholders' equity                                                              40,387          38,309
                                                                                        -----------     -----------

              Total liabilities and shareholders' equity                                $   430,005     $   418,540
                                                                                        ===========     ===========

          See accompanying notes to consolidated financial statements.

                               DCB FINANCIAL CORP
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------------


                                                                                  1999         1998         1997
                                                                                  ----         ----         ----
INTEREST INCOME
     Loans, including fees                                                    $   22,044    $  21,060    $   19,774
     Securities
         Taxable                                                                   6,988        6,632         5,612
         Tax-exempt                                                                  621          434           356
     Federal funds sold and other                                                    348          802           667
                                                                              ----------    ---------    ----------
              Total interest income                                               30,001       28,928        26,409

INTEREST EXPENSE
     Deposits                                                                     13,783       13,936        12,014
     Borrowings                                                                      539          387           355
                                                                              ----------    ---------    ----------
              Total interest expense                                              14,322       14,323        12,369
                                                                              ----------    ---------    ----------

NET INTEREST INCOME                                                               15,679       14,605        14,040

Provision for loan and leases losses                                               1,495          469           320
                                                                              ----------    ---------    ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               14,184       14,136        13,720

NONINTEREST INCOME
     Service charges on deposit accounts                                           1,887        1,487         1,389
     Trust department income                                                         306          231           166
     Securities gains                                                                 21            -            36
     Net gains from sales of loans                                                   535          752           268
     Data service fees                                                               443          367           276
     Increase in cash surrender value of life insurance                              195            -             -
     Other                                                                         1,296        1,302         1,189
                                                                              ----------    ---------    ----------
              Total noninterest income                                             4,683        4,139         3,324

NONINTEREST EXPENSE
     Salaries and other employee benefits                                          6,274        5,866         5,070
     Equipment                                                                     1,318        1,252           813
     Occupancy                                                                       965          991           805
     State franchise taxes                                                           510          516           503
     Other                                                                         2,864        2,748         2,581
                                                                              ----------    ---------    ----------
              Total noninterest expense                                           11,931       11,373         9,772
                                                                              ----------    ---------    ----------

INCOME BEFORE INCOME TAXES                                                         6,936        6,902         7,272

Provision for income taxes                                                         2,154        2,168         2,382
                                                                              ----------    ---------    ----------

NET INCOME                                                                    $    4,782    $   4,734   $    4,890
                                                                              ==========    =========    =========

EARNINGS PER COMMON SHARE                                                     $     1.14    $    1.13    $    1.14
                                                                              ==========    =========    =========


                                  (Continued)

                               DCB FINANCIAL CORP
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
           EQUITY For the years ended December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------------



                                                                                        Accumulated
                                          Additional                                       Other           Total
                            Common          Paid-in       Retained       Treasury      Comprehensive   Shareholders'
                             Stock          Capital       Earnings         Stock          Income          Equity
                             -----          -------       --------         -----          ------          ------

BALANCE, JANUARY 1,
  1997                    $    1,424     $    2,355     $   28,682      $        -     $      118      $  32,579

Comprehensive income:
  Net income                       -              -          4,890               -              -          4,890
  Other comprehensive
    income (loss), net of tax      -              -              -               -            127            127
                                                                                                       ---------
      Total comprehensive
        Income                                                                                             5,017

Cash dividends
  ($.2667 per share)               -              -         (1,140)              -              -         (1,140)

Formation of holding
  company                      2,355         (2,355)             -               -              -              -

Purchase of 20,000
  treasury shares                  -              -              -            (416)             -           (416)
                          ----------     ----------     ----------      ----------     ----------      ---------

BALANCE, DECEMBER 31,
  1997                         3,779              -         32,432            (416)           245         36,040

Comprehensive income:
  Net income                       -              -          4,734               -              -          4,734
  Other comprehensive
    income (loss), net of tax      -              -              -               -            (20)           (20)
                                                                                                       ---------
      Total comprehensive
        Income                                                                                             4,714

Cash dividends
  ($.21 per share)                 -              -           (883)              -              -           (883)

Purchase of 75,000
  treasury shares                  -              -              -          (1,562)             -         (1,562)
                          ----------     ----------     ----------      ----------     ----------      ---------

BALANCE, DECEMBER 31,
  1998                    $    3,779     $        -     $   36,283      $   (1,978)    $      225      $  38,309
                          ==========     ==========     ==========      ==========     ==========      =========


                                  (Continued)

                               DCB FINANCIAL CORP
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
              For the years ended December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------------



                                                                                        Accumulated
                                          Additional                                       Other           Total
                            Common          Paid-in       Retained       Treasury      Comprehensive   Shareholders'
                             Stock          Capital       Earnings         Stock          Income          Equity
                             -----          -------       --------         -----          ------          ------

BALANCE, JANUARY 1,
  1999                    $    3,779     $        -     $   36,283      $   (1,978)    $      225      $  38,309

Comprehensive income:
  Net income                       -              -          4,782               -              -          4,782
  Other comprehensive
    income (loss), net of tax      -              -              -               -         (1,659)        (1,659)
                                                                                                       ---------
      Total comprehensive
        Income                                                                                             3,123

Cash dividends
  ($.25 per share)                 -              -         (1,045)              -              -         (1,045)
                          ----------     ----------     ----------      ----------     ----------      ---------

BALANCE, DECEMBER 31,
  1999                    $    3,779     $        -     $   40,020      $   (1,978)    $   (1,434)     $  40,387
                          ==========     ==========     ==========      ==========     ==========      =========


          See accompanying notes to consolidated financial statements.

                               DCB FINANCIAL CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998, and 1997
                             (Dollars in thousands)

--------------------------------------------------------------------------------------------------------------------


                                                                                   1999         1998         1997
                                                                                   ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $    4,782    $   4,734    $    4,890
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                                741          677           520
         Provision for loan losses                                                 1,495          469           320
         Deferred tax expense (benefit)                                             (106)         339           612
         Securities gains                                                            (21)           -           (36)
         Net amortization (accretion)                                                 59         (428)          194
         Federal Home Loan Bank stock dividends                                      (85)         (58)          (67)
         Change in loans held for sale                                             6,411       (4,481)       (1,637)
         Changes in other assets and other liabilities, net                       (1,767)        (282)         (369)
                                                                              ----------    ---------    ----------
              Net cash from operating activities                                  11,509          970         4,427

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                               (44,335)     (62,406)      (29,048)
         Maturities and repayments                                                27,977       24,821        14,247
         Proceeds from sales                                                      13,342            -         8,084
     Securities held to maturity
         Purchases                                                               (21,256)     (76,207)      (58,955)
         Maturities and repayments                                                35,234       81,434        37,050
     Net change in loans                                                         (29,240)     (22,537)      (23,806)
     Premises and equipment expenditures                                          (1,160)        (886)       (1,572)
     Purchase life insurance policies                                                  -       (1,414)            -
     Proceeds from sale of other real estate                                           -            -           201
                                                                              ----------    ---------    ----------
              Net cash from investing activities                                 (19,438)     (57,195)      (53,799)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                        2,881       46,434        43,393
     Net change in short-term borrowings                                           7,775       (1,780)          461
     Proceeds from long-term debt                                                      -        9,252         5,000
     Repayment of long-term debt                                                    (336)      (5,027)       (5,002)
     Purchases of treasury stock                                                       -       (1,562)         (416)
     Cash dividends paid                                                          (1,045)        (883)       (1,140)
                                                                              ----------    ---------    ----------
              Net cash from financing activities                                   9,275       46,434        42,296
                                                                              ----------    ---------    ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            1,346       (9,791)       (7,076)
Cash and cash equivalents at beginning of year                                    15,492       25,283        32,359
                                                                              ----------    ---------    ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $   16,838    $  15,492    $   25,283
                                                                              ==========    =========    ==========

          See accompanying notes to consolidated financial statements.

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

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

NATURE OF OPERATIONS: The Corporation's revenues, operating income and assets are primarily from the banking industry. The Corporation operates 16 offices in Delaware, Franklin and Union Counties, Ohio. Loan customers include a wide range of individuals, businesses and other organizations. Major portions of loans are secured by various forms of collateral including real estate, business assets, consumer property and other items. The Corporation's primary funding source is deposits from customers in its market area. The Corporation also purchases investments, operates a trust department and engages in mortgage banking operations.

BUSINESS SEGMENTS: While the Corporation's chief decision-makers monitor the revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Corporation's operations are considered by management to be aggregated in one reportable operating segment.

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

CASH FLOW REPORTING: Cash and cash equivalents include cash and due from banks and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, short-term bankers' acceptances and short-term borrowings. The Corporation paid interest of $14,312 ,$14,220, and $12,213 for 1999, 1998, and 1997. Cash paid for income taxes was $2,295, $2,072, and $2,190 for 1999, 1998, and 1997. Noncash transactions in 1997 included a transfer of $2,355 from additional paid-in capital to common stock due to the elimination of the par value of common stock upon formation of the holding company. There were no significant noncash transactions in 1999 or 1998.

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

                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

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

LOANS HELD FOR SALE: Certain residential mortgage loans are originated for sale in the secondary mortgage-loan market. These loans are included in real estate mortgage loans and are carried at the lower of cost or estimated fair value taken together. Net unrealized losses are recognized through a valuation allowance by charges to income. To mitigate the interest rate risk, fixed commitments may be obtained at the time loans are originated or identified for sale. Loans originated and held for sale totaled $486 and $6,897 at year-end 1999 and 1998.

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

CONCENTRATIONS OF CREDIT RISK: The Corporation grants commercial, real estate and consumer loans primarily in Delaware County, Ohio, and surrounding areas. Loans for commercial real estate, farmland, construction and land development purposes comprise 41% of loans. Loans for commercial purposes comprise 14% of loans, and include loans secured by business assets and agricultural loans. Loans for residential real estate purposes aggregate 22% of loans. Loans and leases for consumer purposes, including home equity loans, are primarily secured by consumer assets and represent 23% of total loans. The borrowers' ability to honor their contracts is not dependent on the economic status of any single industry.



                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

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

OTHER REAL ESTATE OWNED: Real estate acquired in settlement of loans is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of initial amount or fair value less costs to sell. Expenses are charged to operations as incurred. Gains and losses on disposition and changes in the valuation allowance are reported in other income.

LOAN SERVICING: The Corporation has sold various mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), while retaining servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Mortgage servicing rights are recorded as assets when the related loan is sold. These assets are amortized in proportion to, and over the period of, estimated net servicing income and are evaluated periodically for impairment. Impairment is evaluated based on the fair value of the rights using groupings of underlying loans with similar characteristics. Mortgage servicing rights totaled $224 and $217 at year-end 1999 and 1998.

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

DIVIDEND RESTRICTION: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to shareholders.

EARNINGS PER COMMON SHARE: Earnings per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding was 4,178,200 for 1999, 4,197,077 for 1998 and 4,270,789 for 1997.

COMPREHENSIVE INCOME: Comprehensive income includes both net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale.

FINANCIAL STATEMENT PRESENTATION: Some items in prior financial statements have been reclassified to conform to the current presentation.


                                   (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Year-end securities were as follows:

                                                                         Gross        Gross        Estimated
                                                          Amortized   Unrealized   Unrealized        Fair
                                                            Cost         Gains       Losses          Value
                                                            ----         -----       ------          -----

                                                        ------------------------1999----------------------
     SECURITIES AVAILABLE FOR SALE
     U.S. Treasury                                      $    2,264    $        1   $       (4)  $    2,261
     U.S. government agencies and corporations              54,451             7       (1,196)      53,262
     States and political subdivisions                       6,535             2         (526)       6,011
     Mortgage-backed                                        29,457            26         (503)      28,980
                                                        ----------    ----------   ----------   ----------
      Total debt securities                                 92,707            36       (2,229)      90,514

     Other securities                                        1,374            21            -        1,395
                                                        ----------    ----------   ----------   ----------

     Total securities available for sale                $   94,081    $       57   $   (2,229)  $   91,909
                                                        ==========    ==========   ==========   ==========

     SECURITIES HELD TO MATURITY
     States and political subdivisions                  $    6,777    $       68   $     (104)  $    6,741
     Corporate                                                 995             5            -        1,000
     Mortgage-backed                                        27,473            24         (401)      27,096
                                                        ----------    ----------   ----------   ----------

     Total securities held to maturity                  $   35,245    $       97    $   (505)    $  34,837
                                                        ==========    ==========    ========     ==========


                                                        ------------------------1998----------------------
     SECURITIES AVAILABLE FOR SALE
     U.S. Treasury                                      $    4,518    $       38   $        -   $    4,556
     U.S. government agencies and corporations              50,194           395          (33)      50,556
     States and political subdivisions                       6,167            55          (30)       6,192
     Mortgage-backed                                        29,009            59         (160)      28,908
                                                        ----------    ----------   ----------   ----------
      Total debt securities                                 89,888           547         (223)      90,212

     Other securities                                        1,169            18            -        1,187
                                                        ----------    ----------   ----------   ----------

     Total securities available for sale                $   91,057    $      565   $     (223)  $   91,399
                                                        ==========    ==========   ==========   ==========

     SECURITIES HELD TO MATURITY
     U.S. government agencies and corporations          $    1,000    $        2   $        -   $    1,002
     States and political subdivisions                       7,994           330           (7)       8,317
     Corporate                                              12,150             -          (35)      12,115
     Mortgage-backed                                        28,040           230           (7)      28,263
                                                        ----------    ----------   ----------   ----------

     Total securities held to maturity                  $   49,184    $      562   $      (49)  $   49,697
                                                        ==========    ==========   ==========   ==========

                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

The amortized cost and estimated fair value of debt securities at year-end 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                                          Available for sale          Held to maturity
                                                          ------------------          ----------------
                                                          Amortized      Fair       Amortized        Fair
                                                            Cost         Value        Cost           Value
                                                            ----         -----        ----           -----

Due in one year or less                                 $    2,721    $    2,704   $    1,632   $    1,638
Due from one to five years                                  16,545        16,391        4,637        4,636
Due from five to ten years                                  32,216        31,450        1,037        1,029
Due after ten years                                         11,768        10,989          466          438
Mortgage-backed securities                                  29,457        28,980       27,473       27,096
                                                        ----------    ----------   ----------   ----------
                                                        $   92,707    $   90,514   $   35,245   $   34,837
                                                        ==========    ==========   ==========   ==========

Proceeds from the sales of securities available for sale totaled $13,342 for 1999 and $8,084 for 1997. Gross gains of $32 and $53 and gross losses of $11 and $17 were realized on those sales in 1999 and 1997, respectively. There were no sales of securities in 1998.

At year-end 1999, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, in an amount greater than 10% of shareholders' equity.

Investments with a carrying value of approximately $21,032 and $35,520 as of year-end 1999 and 1998, were pledged to secure public funds and other obligations.


NOTE 3 - LOANS AND LEASES

Year-end loans and leases were as follows:

                                                                                     1999          1998
                                                                                     ----          ----

         Commercial and industrial                                               $    39,063   $    39,864
         Commercial real estate                                                       82,954        66,501
         Residential real estate and home equity                                      69,611        63,140
         Real estate construction and land development                                29,723        32,382
         Consumer and credit card                                                     45,977        44,050
         Lease financing, net                                                         10,140         9,352
                                                                                 -----------   -----------

                                                                                 $   277,468   $   255,289
                                                                                 ===========   ===========

                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 3 - LOANS AND LEASES (Continued)

Certain directors, executive officers and principal shareholders of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers during 1999. A summary of activity on these borrower relationships with aggregate debt greater than $60,000 is as follows:

                                                                                        1999
                                                                                        ----

         Beginning balance                                                           $   4,789
         New loans and advances                                                          5,514
         Payments                                                                       (2,292)
                                                                                     ---------

         Ending balance                                                              $   8,011
                                                                                     =========

The following is a summary of the components of the Corporation's net investment in direct financing equipment and vehicle leases at year-end:

                                                                                        1999         1998
                                                                                        ----         ----

         Minimum lease payments receivable                                           $   6,160   $   5,377
         Lease residuals (unguaranteed)                                                  5,892       5,694
                                                                                     ---------   ---------
                                                                                        12,052      11,071
         Unearned income                                                                 1,912       1,719
                                                                                     ---------   ---------

                                                                                     $  10,140   $   9,352
                                                                                     =========   =========


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                                                                            1999        1998         1997
                                                                            ----        ----         ----

         Balance at beginning of year                                    $   1,948   $   1,842   $   1,923
         Provision for loan  and lease losses                                1,495         469         320
         Loans charged off                                                    (826)       (568)       (644)
         Recoveries                                                            176         205         243
                                                                         ---------   ---------   ---------

              Balance at end of year                                     $   2,793   $   1,948   $   1,842
                                                                         =========   =========   =========

Nonaccrual loans totaled approximately $472 and $753 at December 31, 1999 and 1998. Interest not recognized on nonaccrual loans totaled approximately $36 and $27 for the years ended December 31, 1999 and 1998. Loans past due 90 days or more and still accruing interest totaled approximately $156 and $325 at December 31, 1999 and 1998. The Corporation had no impaired loans at December 31, 1999 or 1998 or during the years then ended.

                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                                                                        1999         1998

         Land                                                                        $     552   $     550
         Buildings                                                                       2,805       2,768
         Furniture and equipment                                                         4,711       3,662
                                                                                     ---------   ---------
                                                                                         8,068       6,980
         Accumulated depreciation and amortization                                       3,684       3,015
                                                                                     ---------   ---------

                                                                                     $   4,384   $   3,965
                                                                                     =========   =========


NOTE 6 - LEASE COMMITMENTS

The Corporation has long-term operating leases for branch offices and equipment, which expire at various dates through 2019. Rental expense on lease commitments for 1999, 1998, and 1997 amounted to $678, $686, and $362. The Corporation entered into two leases in 1997 and one lease in 1999 for branch facilities with a partnership in which a director of the Corporation holds a controlling interest. The leases commenced on April 1, 1997, September 1, 1997 and May 24, 1999 and have a term of 20 years each with annual rental payments of $84, $71 and $94, respectively. The following is a summary of the future minimum-lease payments on the Corporation's lease obligations:

                           2000                                                 $    667
                           2001                                                      585
                           2002                                                      469
                           2003                                                      335
                           2004                                                      335
                           Thereafter                                              3,445
                                                                                --------

                                                                                $  5,836
                                                                                ========


NOTE 7 - INTEREST-BEARING DEPOSITS

Year-end interest-bearing deposits were as follows:

                                                                                      1999         1998
                                                                                      ----         ----

         Interest-bearing demand and money market deposits                       $   190,704   $   180,604
         Savings deposits                                                             43,347        40,909
         Certificates of deposit
              In denominations under $100,000                                         72,136        62,354
              In denominations of $100,000 or more                                     8,579        27,241
                                                                                 -----------   -----------

                                                                                 $   314,766   $   311,108
                                                                                 ===========   ===========

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


 NOTE 7 - INTEREST-BEARING DEPOSITS (Continued)

At year-end 1999, the scheduled maturities of certificates of deposit were as follows:


                           2000                                              $    43,853
                           2001                                                   35,412
                           2002                                                    1,450
                                                                             -----------

                                                                             $    80,715
                                                                             ===========


NOTE 8 - BORROWED FUNDS

The following table is a summary of year-end borrowings:

                                                                                        1999         1998
                                                                                        ----         ----

         Fixed-rate FHLB advance, 5.70%, due May, 1999                               $       -   $   5,000
         Fixed-rate FHLB advance, 6.10%, due January 2000                                6,000           -
         Fixed-rate FHLB advance, 5.93%, due May 2000                                    5,000           -
         Fixed-rate FHLB advance, 5.10%, due October, 2008                               3,889       4,225
         Demand note issued to the U.S. Treasury                                         2,000         225
                                                                                     ---------   ---------

                                                                                     $  16,889   $   9,450
                                                                                     =========   =========

As a member of the Federal Home Loan Bank of Cincinnati ("FHLB"), the Bank has the ability to obtain additional borrowings up to a maximum total of 50% of Bank assets, subject to the level of qualified 1-4 family residential real estate loans to pledge and FHLB stock owned.

The advances were collateralized by $25,334 and $14,175 of first mortgage loans under a blanket lien arrangement at year-end 1999 and 1998.


At year-end 1999, required annual principal payments on borrowed funds were as follows:

                           2000                                              $    13,354
                           2001                                                      372
                           2002                                                      391
                           2003                                                      412
                           2004                                                      433
                           Thereafter                                              1,927
                                                                             -----------

                                                                             $    16,889
                                                                             ===========

                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


 NOTE 9 - RETIREMENT PLANS

The Corporation provides a 401(k) savings plan for all eligible employees. To be eligible, an individual must have at least 1,000 hours of service during a 12-consecutive-month period and must be 20 or more years of age. Participants are permitted to make voluntary contributions to the Plan of up to 10% of individual compensation. The Corporation matches 50% of those contributions up to a maximum match of 3% of the participant's compensation. The Corporation may also provide an additional discretionary contribution. Employee voluntary contributions are vested at all times and Corporation contributions are fully vested after three years. The 1999, 1998, and 1997 expense related to this plan was $192, $175, and $170.

In 1998, the Corporation implemented a supplemental post-retirement benefit plan for the benefit of certain officers. The plan is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. The amount of each officer's benefit will depend on their salary at retirement as well as their other sources of retirement income. The Corporation accrues the cost of these post-retirement benefits during the working careers of the officers. Expense under this plan was $100 in 1999 and immaterial in 1998.

The Corporation has purchased insurance contracts on the lives of the participants in the supplemental post-retirement benefit plan and has named the Corporation as the beneficiary. While no direct connection exists between the supplemental post-retirement benefit plan and the life insurance contracts, it is management's current intent that the revenue from the insurance contracts be used as a funding source for the plan.


NOTE 10 - OTHER NONINTEREST EXPENSE

Other noninterest expense consisted of the following:

                                                                            1999        1998         1997
                                                                            ----        ----         ----

         Advertising and marketing                                       $     344   $     285   $     327
         Postage, freight and courier                                          326         292         301
         Office supplies                                                       264         324         319
         Other expenses                                                      1,930       1,847       1,634
                                                                         ---------   ---------   ---------

                                                                         $   2,864   $   2,748   $   2,581
                                                                         =========   =========   =========


NOTE 11 - INCOME TAXES

The provision for income taxes consists of the following:

                                                                            1999        1998         1997
                                                                            ----        ----         ----

         Current tax expense                                             $   2,260   $   1,829   $   1,770
         Deferred tax expense (benefit)                                       (106)        339         612
                                                                         ---------   ---------   ---------

                                                                         $   2,154   $   2,168   $   2,382
                                                                         =========   =========   =========

                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 11 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities consist of the following:

                                                                                          1999        1998
                                                                                          ----        ----

         Deferred tax assets:
              Allowance for loan losses in excess of tax reserve                     $      764   $    477
              Unrealized loss on securities available for sale                              739          -
              Other                                                                          45          3
                                                                                     ----------   --------
                                                                                          1,548        480
         Deferred tax liabilities:
              Unrealized gain on securities available for sale                               -        (116)
              Investment accretion                                                         (15)        (96)
              Federal Home Loan Bank stock dividends                                       (94)        (64)
              Deferred loan fees and costs                                                 (97)        (55)
              Leases                                                                    (1,106)       (905)
              Depreciation                                                                (123)        (94)
              Mortgage servicing rights                                                    (76)        (74)
                                                                                     ---------   ---------
                                                                                        (1,511)     (1,404)
                                                                                     ---------   ---------

         Net deferred tax asset (liability)                                          $      37   $    (924)
                                                                                     =========   =========

The difference between financial statement tax provision and amounts computed by applying the statutory federal income tax rate of 34.0% to income before income taxes was as follows:

                                                                            1999        1998         1997
                                                                            ----        ----         ----

         Income taxes computed at the statutory federal tax rate
           on pre-tax income                                             $   2,358   $   2,347   $   2,472
         Tax effect of
              Tax exempt income                                               (210)       (168)      (157)
              Other                                                              6         (11)         67
                                                                         ---------   ---------     -------

                                                                         $   2,154   $   2,168   $   2,382
                                                                         =========   =========   =========

         Effective tax rate                                                   31.1%       31.4%       32.8%
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

RESERVE REQUIREMENTS: The Corporation was required to have $6,185 and $5,416 of cash on hand or on deposit with the Federal Reserve to meet regulatory reserve requirements at year-end 1999 and 1998. These balances do not earn interest.

                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

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

Financial instruments with off-balance-sheet risk at year-end were as follows:

                                                                                     1999        1998
                                                                                     ----        ----

         Commitments to extend credit                                            $  76,918    $   60,277
         Standby letters of credit                                                     809           968

At year-end 1999 and 1998, and included above, commitments to make fixed-rate loans at current market rates totaled $10,094 and $4,080. There were no fixed-rate standby letters of credit at year-end 1999 and 1998. The interest rates on fixed-rate commitments ranged from 6.88% to 10.50% for 1999 and from 5.63% to 11.00% for 1998.

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



                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

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

At year-end, actual capital levels and minimum required levels were:

                                                                                               Minimum Required
                                                                                                  To Be Well
                                                                   Minimum Required               Capitalized
                                                                      For Capital           Under Prompt Corrective
                                               Actual              Adequacy Purposes          Action Regulations
                                               ------              -----------------          ------------------
                                         Amount      Ratio          Amount      Ratio         Amount      Ratio
                                         ------      -----          ------      -----         ------      -----
1999
----
Total capital (to risk-weighted assets)
   Corporation                          $  44,602    14.7%        $  24,211      8.0%        $ 30,264     10.0%
   Bank                                    42,562    14.1            24,218      8.0           30,272     10.0
Tier 1 capital (to risk-weighted assets)
   Corporation                             41,800    13.8            12,106      4.0           18,158      6.0
   Bank                                    39,760    13.1            12,109      4.0           18,163      6.0
Tier 1 capital (to average assets)
   Corporation                             41,800     9.7            17,232      4.0           21,540      5.0
   Bank                                    39,760     9.2            17,232      4.0           21,540      5.0

1998
----
Total capital (to risk-weighted assets)
   Corporation                          $  40,011    13.8%        $  23,156      8.0%        $ 28,945     10.0%
   Bank                                    37,888    13.1            23,197      8.0           28,996     10.0
Tier 1 capital (to risk-weighted assets)
   Corporation                             38,063    13.2            11,578      4.0           17,367      6.0
   Bank                                    35,932    12.4            11,598      4.0           17,397      6.0
Tier 1 capital (to average assets)
   Corporation                             38,063     9.2            16,634      4.0           20,793      5.0
   Bank                                    35,932     8.6            16,634      4.0           20,793      5.0

As of the latest regulatory examinations, the Corporation and the Bank were categorized as well capitalized. Management is not aware of any matters subsequent to these examinations that would cause the Corporation's or the Bank's regulatory capital category to change.


                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 13 - REGULATORY MATTERS (Continued)

Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. Restrictions by banking regulations limit the amount of funds the Bank can transfer to the Corporation in the form of dividends. The most restrictive provision requires approval by regulatory authorities if dividends declared in any year exceed the year's net income, as defined, plus retained net profits of the two preceding years. The amount of the Bank's retained earnings available for dividends without approval from its supervising regulator was $7,820 at December 31, 1999.


NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value approximates carrying value for financial instruments except those described below:

SECURITIES: For debt and marketable equity securities, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

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

                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated year-end fair values of financial instruments were as follows:

                                                   ------------1999----------   ------------1998----------
                                                      Carrying        Fair        Carrying         Fair
                                                        Value         Value         Value          Value
                                                        -----         -----         -----          -----
Financial assets:
         Cash and cash equivalents                 $    16,838   $    16,838    $   15,492     $    15,492
         Securities available for sale                  91,909        91,909        91,399          91,399
         Securities held to maturity                    35,245        34,837        49,184          49,697
         Loans (excluding leases)                      264,535       266,159       243,989         245,423
         Cash surrender value of life
           insurance                                     1,886         1,886         1,414           1,414
         Accrued interest receivable                     2,816         2,816         2,662           2,662

Financial liabilities:
         Noninterest-bearing deposits                  (57,033)      (57,033)      (57,810)        (57,810)
         Interest-bearing deposits                    (314,766)     (315,495)     (311,108)       (311,783)
         Borrowings                                    (16,889)      (16,219)       (9,450)         (9,356)
         Accrued interest payable                       (1,042)       (1,042)       (1,032)         (1,032)


NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components were as follows:

                                                               1999                   1998                1997
                                                               ----                   ----                ----
     Unrealized holding gains and losses on
       available-for-sale securities                       $       (2,493)       $           (30)  $            228
     Reclassification adjustments for gains and losses
       later recognized in income                                     (21)                     -                (36)
                                                           --------------        ---------------   ----------------
     Net unrealized gains and losses                               (2,514)                   (30)               192
     Tax effect                                                       855                     10                (65)
                                                           --------------        ---------------   ----------------

     Other comprehensive income                            $       (1,659)       $           (20)  $            127
                                                           ==============        ===============   ================

                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of DCB Financial Corp as of December 31, 1999 and 1998, for the years ended December 31, 1999 and 1998 and the period beginning March 14, 1997, the effective date of the internal reorganization, through December 31, 1997, is as follows:

                            CONDENSED BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                                             1999           1998
                                                                                             ----           ----
         ASSETS
         Cash and cash equivalents                                                     $      1,955     $     2,035
         Investment in subsidiary                                                            38,348          36,179
         Other assets                                                                             -              57
                                                                                       ------------     -----------

              Total assets                                                             $     40,303     $    38,271
                                                                                       ============     ===========

         LIABILITIES
         Other liabilities                                                             $        (84)    $       (38)

         SHAREHOLDERS' EQUITY                                                                40,387          38,309
                                                                                       ------------     -----------

              Total liabilities and shareholders' equity                               $     40,303     $    38,271
                                                                                       ============     ===========


                         CONDENSED STATEMENTS OF INCOME
              Years ended December 31, 1999 and 1998 and the period
                    From March 14, 1997 to December 31, 1997

                                                                              1999           1998           1997
                                                                              ----           ----           ----
         INTEREST AND DIVIDEND INCOME
         Dividends from subsidiary                                       $     1,045    $     2,416     $     3,297
         Other                                                                     -              6               -
                                                                         -----------    -----------     -----------
           Total interest and dividend income                                  1,045          2,422           3,297

         Operating expenses                                                      136             53              73
                                                                         -----------    -----------     -----------

         Income before income taxes and equity in
           undistributed earnings of subsidiary                                  909          2,369           3,224
         Income tax benefit                                                      (45)           (16)            (23)
                                                                         -----------    -----------     -----------
         Income before equity in undistributed
           earnings of subsidiary                                                954          2,385           3,247
         Equity in undistributed earnings of subsidiary                        3,828          2,349             421
                                                                         -----------    -----------     -----------

         NET INCOME                                                      $     4,782    $     4,734     $     3,668
                                                                         ===========    ===========     ===========

                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
              Years ended December 31, 1999 and 1998 and the period
                    From March 14, 1997 to December 31, 1997

                                                                              1999           1998           1997
                                                                              ----           ----           ----
         CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                      $     4,782    $     4,734     $     3,668
         Adjustments to reconcile net income
           to cash provided by operations:
              Equity in undistributed income of subsidiary                    (3,828)        (2,349)           (421)
              Net change in other assets/other liabilities                        11              3             (98)
                                                                         -----------    -----------     -----------
                  Net cash from operating activities                             965          2,388           3,149

         CASH FLOWS FROM INVESTING ACTIVITIES
         Loan to subsidiary                                                        -              -          (2,000)
         Principal payments received on loan to subsidiary                         -          2,000              --
                                                                         -----------    -----------     -----------
                  Net cash from investing activities                               -          2,000          (2,000)

         CASH FLOWS FROM FINANCING ACTIVITIES
         Purchases of treasury stock                                               -         (1,562)           (416)
         Cash dividends paid                                                  (1,045)          (883)           (641)
                                                                         -----------    -----------     -----------
                  Net cash from financing activities                          (1,045)        (2,445)         (1,057)

         Net change in cash and cash equivalents                                 (80)         1,943              92
         Cash and cash equivalents at beginning of period                      2,035             92               -
                                                                         -----------    -----------     -----------

         CASH AT END OF YEAR                                             $     1,955    $     2,035     $        92
                                                                         ===========    ===========     ===========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.


PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

This information is included in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of DCB Financial Corp (the "Proxy Statement") under the captions "Election of Directors and Information with Respect to Directors and Officers", "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(A) of the Securities Exchange Act of 1934" on pages 68 through 75 of this document.


ITEM 11 - EXECUTIVE COMPENSATION


This information is included in the section captioned "Executive Compensation and Other Information" on pages 70 and 71 of this document.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is included in the section captioned "Security Ownership of Certain Beneficial Owners and Management" on pages 69 and 70 of this document.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information is included in the section captioned "Certain Relationships and Related Transactions" on pages 74 and 75 of this document.

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

            10.4            Employment agreement with Mr. Bernon

            11              Statement Regarding Computation of Per Share Earnings

            21              Subsidiaries of DCB Financial Corp

            23              Consent of Independent Auditors

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

                                            DCB FINANCIAL CORP

                                            By:    /s/ LARRY D. COBURN
                                            ------------------------------------
                                                Larry D. Coburn, President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 27, 2000.

              Signatures                                                      Title
              ----------                                                      -----

/s/ LARRY D. COBURN                                                President (Principal Executive Officer),
--------------------------------------------                       CEO and Director
Larry D. Coburn


/s/ JEROME J. HARMEYER                                             Director, Chairman of the Board
--------------------------------------------
Jerome J. Harmeyer


/s/ CHARLES W. BONNER                                              Director
--------------------------------------------
Charles W. Bonner


/s/ WILLIAM R. OBERFIELD                                           Director
--------------------------------------------
William R. Oberfield


/s/ RODNEY B. HURL, M.D.                                           Director
--------------------------------------------
Rodney B. Hurl, M.D.


/s/ G. WILLIAM PARKER, M.D.                                        Director
--------------------------------------------
G. William Parker, M.D.


/s/ THOMAS T. PORTER                                               Director
--------------------------------------------
Thomas T. Porter


/s/ EDWARD A. POWERS                                               Director
--------------------------------------------
Edward A. Powers


/s/ MERRILL KAUFMAN                                                Director
--------------------------------------------
Merrill Kaufman

/s/ GARY M. SKINNER                                                Director
--------------------------------------------
Gary M. Skinner


/s/ TERRY M. KRAMER                                                Director
--------------------------------------------
Terry M. Kramer


/s/ G. EDWIN JOHNSON                                               Director
--------------------------------------------
G. Edwin Johnson


/s/ VICKIE J. LEWIS                                                Director
--------------------------------------------
Vickie J. Lewis


/s/ RICHARD L. BUMP                                                Director
--------------------------------------------
Richard L. Bump

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

              3.2           Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant's Form S-4, File No. 333-15579, effective
                            January 10, 1997)                                                           N/A

             10.1           Employment  agreement with Mr. Coburn (incorporated by reference
                            to Registrant's Form 8-B, File No. 000-22387, effective April 15, 1997)     N/A

             10.2           Employment agreement with Mr. Westbrook (incorporated by reference
                            to Registrant's Form 8-B, File No. 000-22387, effective April 15, 1997)     N/A

             10.3           Employment agreement with Mr. Whitney (incorporated by reference to
                            Registrant's 1997 Form 10-K,  File No. 0-22387, effective March 25, 1998)   N/A

             10.4           Employment agreement with Mr. Bernon                                         56


             11             Statement Regarding Computation of Per Share Earnings                        61

             21             Subsidiaries of DCB Financial Corp                                           62

             23             Consent of Independent Auditors                                              63

             27             Financial Data Schedule                                                      64

             99             Proxy Statement                                                              66