Form 10-Q
period 2000-03-31
DCB FINANCIAL CORP
filed 2000-05-15
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-22387
                                                 -------

                               DCB Financial Corp.
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                31-1469837
-------------------------------------  ---------------------------------------
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

                          X         Yes                  No
                     -----------           -----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, no par value                     Outstanding at May 1, 2000:
                                               4,178,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

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


ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 12


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk......... 17


PART II - OTHER INFORMATION................................................. 18


SIGNATURES   ............................................................... 19

                               DCB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

Item 1.  Financial Statements

                                                                          March 31,         December 31,
                                                                             2000               1999
                                                                          ---------           ---------
ASSETS
Cash and due from banks                                                   $  15,823           $  12,038
Federal funds sold                                                            4,150               4,800
                                                                          ---------           ---------
     Total cash and cash equivalents                                         19,973              16,838
Securities available for sale, at fair value                                 91,043              91,909
Securities held to maturity (estimated fair values of $32,594 at
  March 31, 2000 and $34,837 at December 31, 1999)                           33,207              35,245
Loans and leases                                                            301,067             277,468
Less allowance for loan and lease losses                                     (2,988)             (2,793)
                                                                          ---------           ---------
     Net loans and leases                                                   298,079             274,675
Premises and equipment, net                                                   4,678               4,384
Cash surrender value of life insurance                                        1,902               1,886
Accrued interest receivable and other assets                                  5,680               5,068
                                                                          ---------           ---------

         Total assets                                                     $ 454,562           $ 430,005
                                                                          =========           =========

LIABILITIES
Deposits
     Noninterest-bearing                                                  $  59,634           $  57,033
     Interest-bearing                                                       336,562             314,766
                                                                          ---------           ---------
         Total deposits                                                     396,196             371,799
Borrowed funds                                                               16,279              16,889
Accrued interest payable and other liabilities                                1,348                 930
                                                                          ---------           ---------
         Total liabilities                                                  413,823             389,618

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                                     3,779               3,779
Retained earnings                                                            40,790              40,020
Treasury stock, 95,000 shares, at cost                                       (1,978)             (1,978)
Accumulated other comprehensive income                                       (1,852)             (1,434)
                                                                          ---------           ---------
         Total shareholders' equity                                          40,739              40,387
                                                                          ---------           ---------

         Total liabilities and shareholders' equity                       $ 454,562           $ 430,005
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

                               DCB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                             2000              1999
                                                           -------           -------
INTEREST INCOME
     Loans, including fees                                 $ 6,094           $ 5,341
     Securities
         Taxable                                             1,882             1,758
         Tax-exempt                                            140               156
     Federal funds sold and other                               27                75
                                                           -------           -------
              Total interest income                          8,143             7,330

INTEREST EXPENSE
     Deposits                                                3,884             3,358
     Borrowings                                                279               136
                                                           -------           -------
              Total interest expense                         4,163             3,494
                                                           -------           -------

NET INTEREST INCOME                                          3,980             3,836

Provision for loan losses                                      322               224
                                                           -------           -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            3,658             3,612

NONINTEREST INCOME
     Service charges on deposit accounts                       480               404
     Trust department income                                   108                95
     Data service fees                                          78               141
     Securities gains (losses)                                 (19)               20
     Net gains from sales of loans                              24               258
     Other                                                     342               326
                                                           -------           -------
              Total noninterest income                       1,013             1,244

NONINTEREST EXPENSE
     Salaries and other employee benefits                    1,631             1,591
     Occupancy                                                 249               208
     Equipment                                                 351               353
     State franchise taxes                                     129               130
     Other                                                     784               771
                                                           -------           -------
              Total noninterest expense                      3,144             3,053
                                                           -------           -------

INCOME BEFORE INCOME TAXES                                   1,527             1,803

Provision for income taxes                                     465               578
                                                           -------           -------

NET INCOME                                                 $ 1,062           $ 1,225
                                                           =======           =======

EARNINGS PER COMMON SHARE                                  $   .25           $   .29
                                                           =======           =======

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

                              DCB FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                              March 31,
                                                                              ---------
                                                                        2000              1999
                                                                      -------           -------
NET INCOME                                                            $ 1,062           $ 1,225

OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized gain/(loss) on available for sale securities
       arising during the period                                         (431)             (364)
     Reclassification adjustment for amounts realized on
       securities sales included in net income                             13               (13)
                                                                      -------           -------

COMPREHENSIVE INCOME                                                  $   644           $   848
                                                                      =======           =======


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

                               DCB FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                          2000               1999
                                                        --------           --------
BALANCE AT BEGINNING OF PERIOD                          $ 40,387           $ 38,309

Net income                                                 1,062              1,225

Dividends declared ($.07 per share in 2000 and
  $.06 per share in 1999)                                   (292)              (251)

Change in unrealized gain/loss on
  securities available for sale, net of tax                 (418)              (377)
                                                        --------           --------

BALANCE AT END OF PERIOD                                $ 40,739           $ 38,906
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

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                            2000               1999
                                                          --------           --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                  $    991           $  5,147

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                         (20,855)           (10,520)
         Maturities and repayments                           2,948              9,388
         Proceeds from sales                                18,202              8,248
     Securities held to maturity
         Purchases                                            (586)            (3,716)
         Maturities and repayments                           2,607             15,616
     Net change in loans                                   (23,161)            (6,879)
     Premises and equipment expenditures                      (506)              (225)
                                                          --------           --------
              Net cash from investing activities           (21,351)            11,912

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                 24,397             (4,714)
     Net change in short-term borrowings                      (523)               866
     Repayment of long-term borrowings                         (87)               (83)
     Cash dividends paid                                      (292)              (251)
                                                          --------           --------
         Net cash from financing activities                 23,495             (4,182)
                                                          --------           --------

Net change in cash and cash equivalents                      3,135             12,877

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              16,838             15,492
                                                          --------           --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $ 19,973           $ 28,369
                                                          ========           ========

SUPPLEMENTAL DISCLOSURES
     Cash paid for income taxes                           $     --           $     --
     Cash paid for interest                                  3,957              3,261

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

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at March 31, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 1999, included in its 1999 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1999 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

Earnings per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding was 4,178,200 for both the three months ended March 31, 2000 and 1999.

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

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities were as follows:

                                                            Gross        Gross       Estimated
                                             Amortized   Unrealized    Unrealized      Fair
                                                Cost        Gains        Losses        Value
                                                ----        -----        ------        -----
                                              ------------------March 31, 2000---------------
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury                            $ 2,268      $    --      $   (10)      $ 2,258
     U.S. government agencies
       and corporations                        52,993            1       (1,583)       51,411
     States and political subdivisions          6,532            1         (528)        6,005
     Mortgage-backed securities                30,660           19         (720)       29,959
                                              -------      -------      -------       -------
              Total debt securities            92,453           21       (2,841)       89,633

     Other securities                           1,396           14           --         1,410
                                              -------      -------      -------       -------

     Total securities available for sale      $93,849      $    35      $(2,841)      $91,043
                                              =======      =======      =======       =======

SECURITIES HELD TO MATURITY

     States and political subdivisions        $ 6,686      $    83      $   (87)      $ 6,682
     Mortgage-backed securities                26,521            5         (614)       25,912
                                              -------      -------      -------       -------

     Total securities held to maturity        $33,207      $    88      $  (701)      $32,594
                                              =======      =======      =======       =======

                                              ----------------December 31, 1999--------------
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury                            $ 2,264      $     1      $    (4)      $ 2,261
     U.S. government agencies
       and corporations                        54,451            7       (1,196)       53,262
     States and political subdivisions          6,535            2         (526)        6,011
     Mortgage-backed securities                29,457           26         (503)       28,980
                                              -------      -------      -------       -------
              Total debt securities            92,707           36       (2,229)       90,514

     Other securities                           1,374           21           --         1,395
                                              -------      -------      -------       -------

     Total securities available for sale      $94,081      $    57      $(2,229)      $91,909
                                              =======      =======      =======       =======

SECURITIES HELD TO MATURITY
     States and political subdivisions        $ 6,777      $    68      $  (104)      $ 6,741
     Corporate obligations                        995            5           --         1,000
     Mortgage-backed securities                27,473           24         (401)       27,096
                                              -------      -------      -------       -------

     Total securities held to maturity        $35,245      $    97      $  (505)      $34,837
                                              =======      =======      =======       =======

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

At March 31, 2000, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at March 31, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                            Available for sale         Held to maturity
                                            ------------------         ----------------
                                         Amortized       Fair       Amortized       Fair
                                            Cost         Value         Cost         Value
                                            ----         -----         ----         -----
Due in one year or less                  $    2,767   $    2,751    $     637    $      637
Due from one to five years                   17,489       17,183        4,563         4,555
Due from five to ten years                   31,239       30,190        1,021         1,004
Due after ten years                          10,298        9,550          465           486
Mortgage-backed securities                   30,660       29,959       26,521        25,912
                                         ----------   ----------    ---------    ----------

                                         $   92,453   $   89,633    $  33,207    $   32,594
                                         ==========   ==========    =========    ==========

Proceeds from the sales of available-for-sale securities during the three months ended March 31, 2000 and 1999 were $18,202 and $8,248. Gross gains of $2 and $26 and gross losses of $21 and $6 were realized on those sales.


NOTE 3 - LOANS AND LEASES

Loans and leases consisted of the following:

                                                                March 31,      December 31,
                                                                  2000             1999
                                                                  ----             ----
         Commercial and industrial                            $    41,344    $     39,063
         Commercial real estate                                    90,989          82,954
         Residential real estate and home equity                   74,356          69,611
         Real estate construction and land development             32,188          29,723
         Consumer and credit card                                  51,429          45,977
         Lease financing, net                                      10,761          10,140
                                                              -----------    ------------

                                                              $   301,067    $    277,468
                                                              ===========    ============

Included in residential real estate and home equity loans are loans held for sale of $408 at March 31, 2000 and $486 at December 31, 1999.

--------------------------------------------------------------------------------

                                  (Continued)

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three months ended March 31, 2000 and 1999 is as follows:

                                                            2000         1999
                                                            ----         ----

         Balance - January 1                             $   2,793   $   1,948
         Provision for loan losses                             322         224
         Loans charged off                                    (152)       (228)
         Recoveries                                             25          48
                                                         ---------   ---------

         Balance - March 31                              $   2,988   $   1,992
                                                         =========   =========

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

The Corporation grants residential, consumer, and commercial loans to customers located primarily in Delaware, Franklin, Union and surrounding counties in Ohio. Most loans are secured by specific items of collateral including business assets, consumer assets and residences.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments are not included in the consolidated financial statements. At March 31, 2000 and December 31, 1999, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $23,119 and $24,932. Of these commitments, fixed-rate commitments totaled $6,505 and $6,589 at March 31, 2000 and December 31, 1999. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp. (the "Corporation") at March 31, 2000 compared to December 31, 1999, and the consolidated results of operations for the three months ended March 31, 2000 compared to the same period in 1999. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $454,562 at March 31, 2000 compared to $430,005 at December 31, 1999, an increase of $24,557, or 5.7%. The increase in assets was the result of an increase in loans partially offset by a decrease in federal funds sold and securities.

Federal funds sold decreased $650, from $4,800 at December 31, 1999 to $4,150 at March 31, 2000. This decrease was the result of the Corporation decreasing its investment in federal funds sold to fund loan growth during the three months ended March 31, 2000.

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

--------------------------------------------------------------------------------

Total securities decreased $2,904, or 2.3%, from $127,154 at December 31, 1999 to $124,250 at March 31, 2000. The decrease was the result of the proceeds from maturities, calls and principal repayments not being reinvested due to an increase in loan demand during the three months ended March 31, 2000. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities classified as available for sale totaled $91,043, or 73.3% of the total securities portfolio, at March 31, 2000. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $56,480 at March 31, 2000, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $23,599, or 8.5%, from $277,468 at December 31, 1999 to $301,067 at March 31, 2000. The majority of the growth was experienced in commercial and industrial loans and commercial real estate loans which increased $2,281, or 5.8%, and $8,035, or 9.7%, respectively. The Corporation attributes this growth to a strong local economy and the large number of businesses moving into the market area. There is no significant concentration of lending to any one industry. There was also growth in residential real estate and home equity loans of $4,745, or 6.8%, construction loans, both residential and commercial, of $2,465, or 8.3%, and consumer and credit card loans of $5,452, or 11.9%.

Due to the loan growth, the gross loan to deposit ratio increased to 76.0% at March 31, 2000, compared to 74.7% at December 31, 1999.

Total deposits increased $24,397, or 6.6%, from $371,799 at December 31, 1999 to $396,196 at March 31, 2000. Noninterest-bearing deposits increased $2,601, or 4.6%, while interest-bearing deposits increased $21,796, or 6.9%. Interest-bearing demand and money market deposits comprised 58.8% of total interest-bearing deposits at March 31, 2000 compared to 60.6% of total interest-bearing deposits at December 31, 1999. The Corporation did however experience a $7,046, or 3.7%, increase in volume in such accounts. The increase was primarily in the Corporation's "Superior Money Market" deposit accounts, which offer a variable interest rate tied to the 3 Month Treasury Bill. The Corporation experienced a slight decrease in savings deposits, which decreased from 13.1% of total interest-bearing deposits at December 31, 1999 to 12.8% of total interest-bearing deposits at March 31, 2000. Certificates of deposit increased $15,137, or 18.8%, comprising 28.5% of total interest-bearing deposits at March 31, 2000 compared to 25.6% of total interest-bearing deposits at December 31, 1999. The increase in certificates of deposit was primarily due to the increase of public fund certificates of deposit.

At March 31, 2000 and December 31, 1999, borrowed funds consisted primarily of FHLB advances of $5,000 and $6,000 and a mortgage-matched advance from the FHLB with a remaining balance of $3,802 at March 31, 2000 and $3,889 at December 31, 1999. Due in May 2000, the $5,000 FHLB advance had an original term of 180 days and carries a fixed interest rate of 5.70% with interest due monthly. Due in June 2000, the $6,000 FHLB advance had an original term of 150 days and carries a rate of 6.24% with interest due monthly. Due in October 2008, the mortgage-matched advance had an original term of 10 years and carries a fixed interest rate of 5.10%. Principal and interest on the mortgage-matched advance are due monthly. Borrowed funds also include a demand note issued to the U.S. Treasury, which totaled $1,477 at March 31, 2000 and $2,000 at December 31, 1999.

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

--------------------------------------------------------------------------------

COMPARISON OF RESULTS OF OPERATIONS

NET INCOME. Net income for the three months ended March 31, 2000 totaled $1,062, compared to net income of $1,225 for the same period in 1999. Earnings per share was $.25 for the three months ended March 31, 2000 compared to $.29 for the three months ended March 31, 1999.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $3,980 for the three months ended March 31, 2000 compared to $3,836 for the same period in 1999. The $144 increase in 2000 over 1999 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average yield. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

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

The provision for loan and lease losses totaled $322 for the three months ended March 31, 2000 compared to $224 for the same period in 1999. The growth in the provision is reflective of the overall growth in the Corporation's loan portfolio. Net charge-offs for the three months ended March 31, 2000 were $127 compared to net charge-offs of $180 for the same period in 1999. Management believes that the quality of the loan portfolio has remained relatively stable over the comparable year.

The allowance for loan and lease losses totaled $2,988, or .99% of total loans and leases, at March 31, 2000 compared to $2,793, or 1.01% of total loans and leases, at December 31, 1999. The allowance was 414.42% of nonperforming loans at March 31, 2000, compared to 444.75% at December 31, 1999. Management believes increasing the allowance for loan and lease losses is prudent as total loans, particularly commercial, consumer and construction loans, and leases increase.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income decreased $232, or 18.6%, for the three months ended March 31, 2000 compared to the same period in 1999. The decrease was the result of a decrease in fee income from the Corporation's data service center due to a reduction in the number of customers served and decreased gains on loan sales (both servicing-released and service-retained) due to management's decision to keep a larger portion of those loans in the portfolio. These decreases were partially offset by increases in service charges on deposit accounts and trust department income.

Total noninterest expense increased $91, or 3.0%, for the three months ended March 31, 2000 compared to the same period in 1999. The increase was primarily the result of increases in salaries and employee benefits and occupancy expense, where such increases made up $81 of the total increase. These were planned increases necessary to support the continued growth of the Corporation. Other changes in noninterest expense were not significant.

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

--------------------------------------------------------------------------------

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $465, for an effective tax rate of 30.5%, for the three months ended March 31, 2000 and $578, for an effective tax rate of 32.1%, for the three months ended March 31, 1999.

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

Cash and cash equivalents increased $3,135, or 18.6%, to $19,973 at March 31, 2000 compared to $16,838 at December 31, 1999. Cash and equivalents represented 4.4% of total assets at March 31, 2000 and 3.9% of total assets at December 31, 1999. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

CAPITAL RESOURCES

Total shareholders' equity increased $352 between December 31, 1999 and March 31, 2000. The increase was primarily due to earnings retained partially offset by a decrease in accumulated other comprehensive income. The Corporation purchased no shares of treasury stock during the three months ended March 31, 2000; however, management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations, which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

Tier 1 capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Total capital includes Tier 1 capital plus the allowance for loan losses, not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Corporation's total assets after such assets are assessed for risk and assigned a weighting factor defined by regulation based on their inherent risk.

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 14.1% at March 31, 2000, while the Tier 1 risk-based capital ratio was 13.2%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.6% at March 31, 2000 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.

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

--------------------------------------------------------------------------------

In 2000, the Corporation announced plans to construct a new corporate headquarters near Delaware, Ohio. As of March 31, 2000, the Corporation had paid costs of $25,000 related to the new corporate headquarters.

IMPACT OF NEW ACCOUNTING STANDARDS

Beginning January 1, 2001 a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This standard is not expected to have a material effect on the Corporation's financial condition or results of operations.



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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's asset and liability management policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. As of March 31, 2000, $115,755, or 38.5%, of the Corporation's loan portfolio reprices on regular basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

The Corporation's 1999 annual report details a table, which provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999. The table is based on information and assumptions set forth in the notes. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted average interest rate. For variable rate loans the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1999 which would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                          Quarter ended March 31, 2000
                           PART II - OTHER INFORMATION

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


                                        DCB FINANCIAL CORP.
                                        -------------------------------
                                        (Registrant)




Date:  May 11, 2000                     /s/ Larry D. Coburn
       --------------------------       -------------------------------
                                        (Signature)
                                        Larry D. Coburn
                                        President and Chief Executive Officer




Date:  May 11, 2000                     /s/ Douglas A. Lockwood
       --------------------------       --------------------------------
                                        (Signature)
                                        Douglas A. Lockwood
                                        Controller
                                        (Principal Accounting Officer)


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