Form 10-Q
period 2000-06-30
DCB FINANCIAL CORP
filed 2000-08-14
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2000

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

                                 (740) 363-1133
                           --------------------------
                         (Registrant's telephone number)

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

Common stock, no par value                        Outstanding at August 1, 2000:
                                                  4,178,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

--------------------------------------------------------------------------------

                                Table of Contents




PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                              Page
                                                                           ----

Consolidated Balance Sheets..............................................    3

Consolidated Statements of Income........................................    4

Consolidated Statements of Comprehensive Income..........................    5

Condensed Consolidated Statements of Changes in
     Shareholders' Equity................................................    6

Condensed Consolidated Statements of Cash Flows..........................    7

Notes to the Consolidated Financial Statements...........................    8


ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................   12


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk......   18


PART II - OTHER INFORMATION..............................................   19


SIGNATURES...............................................................   20

                                DCB FINANCIAL CORP.
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                               (Dollars in thousands)

-------------------------------------------------------------------------------------
Item 1.  Financial Statements
         --------------------

                                                             June 30,    December 31,
                                                               2000          1999
                                                               ----          ----
ASSETS
Cash and due from banks                                      $ 21,245      $ 12,038
Federal funds sold                                               --           4,800
                                                             --------      --------
     Total cash and cash equivalents                           21,245        16,838
Securities available for sale, at fair value                   97,377        91,909
Securities held to maturity (estimated fair values
  of $32,042 at June 30, 2000 and $34,837 at
  December 31, 1999)                                           32,557        35,245
Loans and leases                                              313,781       277,468
Less allowance for loan and lease losses                       (3,131)       (2,793)
                                                             --------      --------
     Net loans and leases                                     310,650       274,675
Premises and equipment, net                                     5,793         4,384
Accrued interest receivable and other assets                    8,024         6,954
                                                             --------      --------

         Total assets                                        $475,646      $430,005
                                                             ========      ========

LIABILITIES
Deposits
     Noninterest-bearing                                     $ 59,995      $ 57,033
     Interest-bearing                                         347,248       314,766
                                                             --------      --------
         Total deposits                                       407,243       371,799
Borrowed funds                                                 26,114        16,889
Accrued interest payable and other liabilities                    796           930
                                                             --------      --------
         Total liabilities                                    434,153       389,618

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                       3,779         3,779
Retained earnings                                              41,717        40,020
Treasury stock, 95,000 shares, at cost                         (1,978)       (1,978)
Accumulated other comprehensive income                         (2,025)       (1,434)
                                                             --------      --------
         Total shareholders' equity                            41,493        40,387
                                                             --------      --------

         Total liabilities and shareholders' equity          $475,646      $430,005
                                                             ========      ========

-------------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                    DCB FINANCIAL CORP.
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)
                       (Dollars in thousands, except per share data)

-------------------------------------------------------------------------------------------

                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                                   --------                  --------
                                               2000         1999        2000          1999
                                               ----         ----        ----          ----
INTEREST INCOME
     Loans, including fees                    $6,640       $5,429     $12,734       $10,770
     Securities
         Taxable                               1,885        1,640       3,767         3,398
         Nontaxable                              141          156         281           312
     Other                                        58           42          85           117
                                              ------       ------     -------       -------
              Total interest income            8,724        7,267      16,867        14,597
                                              ------       ------     -------       -------

INTEREST EXPENSE
     Deposits                                  4,286        3,202       8,170         6,560
     Other                                       308          134         587           270
                                              ------       ------     -------       -------
              Total interest expense           4,594        3,336       8,757         6,830
                                              ------       ------     -------       -------

NET INTEREST INCOME                            4,130        3,931       8,110         7,767

Provision for loan losses                        180          351         502           575
                                              ------       ------     -------       -------

NET INTEREST INCOME AFTER PROVISION            3,950        3,580       7,608         7,192

OTHER INCOME
     Service charges on deposit accounts         520          351       1,000           869
     Trust fees                                   85           78         193           173
     Data service fees                            60          117         138           258
     Securities gains (losses)                    (4)           5         (23)           25
     Net gain from sales of loans                 53          156          77           414
     Other operating income                      365          584         707           796
                                              ------       ------     -------       -------
              Total other income               1,079        1,291       2,092         2,535

OTHER EXPENSE
     Salaries and other employee benefits      1,544        1,550       3,175         3,141
     Occupancy expense                           243          203         492           411
     Equipment expense                           383          370         734           723
     State franchise taxes                       129          130         258           260
     Other operating expenses                    944          765       1,728         1,536
                                              ------       ------     -------       -------
              Total other expenses             3,243        3,018       6,387         6,071
                                              ------       ------     -------       -------

INCOME BEFORE FEDERAL INCOME TAXES             1,786        1,853       3,313         3,656

Provision for income taxes                       566          544       1,031         1,122
                                              ------       ------     -------       -------

NET INCOME                                    $1,220       $1,309     $ 2,282       $ 2,534
                                              ======       ======     =======       =======

EARNINGS PER COMMON SHARE                     $ 0.30       $ 0.32     $  0.55       $  0.61
                                              ======       ======     =======       =======

-------------------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                                    DCB FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (Unaudited)
                       (Dollars in thousands, except per share data)

------------------------------------------------------------------------------------------

                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                                   --------                 --------
                                               2000        1999        2000         1999
                                               ----        ----        ----         ----
NET INCOME                                    $1,220      $1,309      $2,282      $ 2,534

OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized gain/(loss) on available-
       for-sale securities arising during
       the period                               (175)       (836)       (606)      (1,200)
     Reclassification adjustment for
       amounts realized on securities
       sales included in net income                2          (3)         15          (16)
                                              ------      ------      ------      -------

         Total other comprehensive income       (173)       (839)       (591)      (1,216)
                                              ------      ------      ------      -------

COMPREHENSIVE INCOME                          $1,047      $  470      $1,691      $ 1,318
                                              ======      ======      ======      =======

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

                                         DCB FINANCIAL CORP.
                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                                       IN SHAREHOLDERS' EQUITY
                                             (Unaudited)
                            (Dollars in thousands, except per share data)

-----------------------------------------------------------------------------------------------------

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                          --------                    --------
                                                     2000          1999          2000          1999
                                                     ----          ----          ----          ----
Balance at beginning of period                     $40,739       $38,906       $40,387       $38,309

Net income                                           1,220         1,309         2,282         2,534

Dividends declared ($.07 and $.14 per share
  in 2000 and $.06 and $.12 per share in 1999)        (293)         (251)         (585)         (502)

Change in unrealized gain/loss on
  securities available for sale, net of tax           (173)         (839)         (591)       (1,216)
                                                   -------       -------       -------       -------

Balance at end of period                           $41,493       $39,125       $41,493       $39,125
                                                   =======       =======       =======       =======

-----------------------------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                        Six Months Ended
                                                            June 31,
                                                            --------
                                                       2000          1999
                                                       ----          ----
NET CASH FLOWS FROM OPERATING ACTIVITIES             $    773      $  5,199

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                    (31,507)      (21,517)
         Maturities and repayments                      4,613        18,198
         Proceeds from sales                           20,650         9,738
     Securities held to maturity
         Purchases                                     (1,632)       (5,184)
         Maturities and repayments                      4,285        20,034
     Net change in loans                              (35,141)      (12,469)
     Premises and equipment expenditures               (1,718)         (409)
                                                     --------      --------
              Net cash from investing activities      (40,450)        8,391

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                            35,444        (3,902)
     Net change in short-term borrowings                9,400         1,778
     Repayment of long-term borrowings                   (175)         (166)
     Cash dividends paid                                 (585)         (502)
                                                     --------      --------
         Net cash from financing activities            44,084        (2,792)
                                                     --------      --------

Net change in cash and cash equivalents                 4,407        10,798

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         16,838        15,492
                                                     --------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR             $ 21,245      $ 26,290
                                                     ========      ========


SUPPLEMENTAL DISCLOSURES
     Cash paid for income taxes                      $    890      $    980
     Cash paid for interest                             8,442         6,719

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

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at June 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 1999, included in its 1999 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1999 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

Earnings per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding was 4,178,200 for the three and six months ended June 30, 2000 and 1999.

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

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities were as follows:

                                                           Gross      Gross      Estimated
                                            Amortized   Unrealized  Unrealized     Fair
                                               Cost        Gains      Losses       Value
                                               ----        -----      ------       -----

                                             ----------------June 30, 2000---------------
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury                           $  1,269       $--      $    (6)     $ 1,263
     U.S. government agencies
       and corporations                        59,361         3       (1,739)      57,625
     States and political subdivisions          6,326        --         (520)       5,806
     Mortgage-backed securities                32,068        32         (844)      31,256
                                             --------       ---      -------      -------
              Total debt securities            99,024        35       (3,109)      95,950

     Other securities                           1,419         8         --          1,427
                                             --------       ---      -------      -------

     Total securities available for sale     $100,443       $43      $(3,109)     $97,377
                                             ========       ===      =======      =======

SECURITIES HELD TO MATURITY

     States and political subdivisions       $  6,655       $81      $   (89)     $ 6,647
     Mortgage-backed securities                25,902         9         (516)      25,395
                                             --------       ---      -------      -------

     Total securities held to maturity       $ 32,557       $90      $  (605)     $32,042
                                             ========       ===      =======      =======

                                             --------------December 31, 1999-------------
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury                           $  2,264       $ 1      $    (4)     $ 2,261
     U.S. government agencies
       and corporations                        54,451         7       (1,196)      53,262
     States and political subdivisions          6,535         2         (526)       6,011
     Mortgage-backed securities                29,457        26         (503)      28,980
                                             --------       ---      -------      -------
              Total debt securities            92,707        36       (2,229)      90,514

     Other securities                           1,374        21         --          1,395
                                             --------       ---      -------      -------

     Total securities available for sale     $ 94,081       $57      $(2,229)     $91,909
                                             ========       ===      =======      =======

SECURITIES HELD TO MATURITY
     States and political subdivisions       $  6,777       $68      $  (104)     $ 6,741
     Corporate obligations                        995         5         --          1,000
     Mortgage-backed securities                27,473        24         (401)      27,096
                                             --------       ---      -------      -------

     Total securities held to maturity       $ 35,245       $97      $  (505)     $34,837
                                             ========       ===      =======      =======

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

At June 30, 2000, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at June 30, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                        Available for sale    Held to maturity
                                        ------------------    ----------------
                                        Amortized   Fair     Amortized    Fair
                                           Cost     Value       Cost      Value
                                           ----     -----       ----      -----
Due in one year or less                  $ 6,659   $ 6,652    $   847    $   846
Due from one to five years                19,238    18,957      4,431      4,411
Due from five to ten years                31,782    30,747        937        925
Due after ten years                        9,277     8,338        440        465
Mortgage-backed securities                32,068    31,256     25,902     25,395
                                         -------   -------    -------    -------

                                         $99,024   $95,950    $32,557    $32,042
                                         =======   =======    =======    =======

Proceeds from the sales of available-for-sale securities during the six months ended June 30, 2000 were $20,650. Gross gains of $6 and gross losses of $29 were realized on those sales. Proceeds from the sales of available-for-sale securities during the six months ended June 30, 1999 were $9,738. Gross gains of $31 and gross losses of $6 were realized on those sales


NOTE 3 - LOANS AND LEASES

Loans and leases consisted of the following:

                                                            June 30,  December 31,
                                                              2000        1999
                                                              ----        ----
         Commercial and industrial                          $ 41,576    $ 39,063
         Commercial real estate                               97,629      82,954
         Residential real estate and home equity              79,316      69,611
         Real estate construction and land development        29,418      29,723
         Consumer and credit card                             55,072      45,977
         Lease financing, net                                 10,770      10,140
                                                            --------    --------

                                                            $313,781    $277,468
                                                            ========    ========

Included in residential real estate and home equity loans are loans held for sale of $819 at June 30, 2000 and $486 at December 31, 1999.

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and six months ended June 30, 2000 and 1999 is as follows:

                                   Three months ended     Six months ended
                                        June 30,              June 30,
                                        --------              --------
                                     2000       1999      2000       1999
                                     ----       ----      ----       ----
     Beginning balance              $2,988     $1,992    $2,793     $1,948
     Provision for loan losses         180        351       502        575
     Loans charged off                 (78)      (188)     (230)      (416)
     Recoveries                         41         56        66        104
                                    ------     ------    ------     ------

     Balance - June 30              $3,131     $2,211    $3,131     $2,211
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

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
            and Results of Operations
            -------------------------


INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp. (the "Corporation") at June 30, 2000 compared to December 31, 1999, and the consolidated results of operations for the three and six months ended June 30, 2000 compared to the same periods in 1999. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.


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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $475,646 at June 30, 2000, compared to $430,005 at December 31, 1999, an increase of $45,641, or 10.6%. The increase in assets was the result of an increase in loans and cash and cash equivalents.

Federal funds sold decreased $4,800 from December 31, 1999 to June 30, 2000. The Corporation decreased its investment in federal funds sold to fund loan and securities growth during the six months ended June 30, 2000.

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

--------------------------------------------------------------------------------

Total securities increased $2,780, or 2.2%, from $127,154 at December 31, 1999 to $129,934 at June 30, 2000. The increase was the result of the proceeds from maturities, calls and principal repayments in excess of those used to fund loan growth being reinvested in securities as well as additional purchases of securities as a result of more attractive interest rates. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities classified as available for sale totaled $97,377, or 74.9% of the total securities portfolio, at June 30, 2000. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $57,158 at June 30, 2000, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no material derivative securities or structured notes during any period presented.

Total loans increased $36,313, or 13.1%, from $277,468 at December 31, 1999 to $313,781 at June 30, 2000. The majority of the growth was experienced in commercial real estate loans, residential real estate loans and consumer and credit card loans which increased $14,675, or 17.7%, $9,705, or 13.9%, and $9,095, or 19.8%, respectively. The Corporation attributes this growth to a strong local economy and the large number of businesses moving into the market area. There is no significant concentration of lending to any one industry. There was also growth in commercial and industrial loans of $2,513, or 6.4%.

Due to the loan growth, the gross loan to deposit ratio increased to 77.1% at June 30, 2000, compared to 74.6% at December 31, 1999.

Total deposits increased $35,444, or 9.5%, from $371,799 at December 31, 1999 to $407,243 at June 30, 2000. Noninterest-bearing deposits increased $2,962, or 5.2%, while interest-bearing deposits increased $32,482, or 10.3%. Interest-bearing demand and money market deposits comprised 55.3% of total interest-bearing deposits at June 30, 2000 compared to 60.6% of total interest-bearing deposits at December 31, 1999. The Corporation did however experience a modest increase in such accounts during the period. The increase was primarily in the Corporation's "Superior Money Market" deposit accounts, which offer a variable interest rate tied to the 3 Month Treasury Bill. The Corporation experienced a slight decrease in savings deposits, which decreased from 13.1% of total interest-bearing deposits at December 31, 1999 to 12.5% of total interest-bearing deposits at June 30, 2000. Certificates of deposit increased $30,995, or 38.4%, comprising 32.2% of total interest-bearing deposits at June 30, 2000 compared to 25.6% of total interest-bearing deposits at December 31, 1999. The increase in certificates of deposit was primarily due to the increase of public fund certificates of deposit.

At June 30, 2000 and December 31, 1999, borrowed funds consisted primarily of an FHLB advance of $10,000 and a mortgage-matched advance from the FHLB with a remaining balance of $3,714 at June 30, 2000 and $3,889 at December 31, 1999. Additionally, the Corporation had purchased $14,000 of federal funds as of June 30, 2000. Due in November 2000, the $10,000 FHLB advance had an original term of 180 days and carries a fixed interest rate of 6.84% with interest due monthly. Due in October 2008, the mortgage-matched advance had an original term of 10 years and carries a fixed interest rate of 5.10%. Principal and interest on the mortgage-matched advance are due monthly. Borrowed funds also include a demand note issued to the U.S. Treasury, which totaled $2,000 at June 30, 2000 and at December 31, 1999.

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

--------------------------------------------------------------------------------

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED JUNE 30, 2000 AND JUNE 30, 1999


NET INCOME. Net income for the three months ended June 30, 2000 totaled $1,220, compared to net income of $1,309 for the same period in 1999. Earnings per share was $.30 for the three months ended June 30, 2000 compared to $.32 for the three months ended June 30, 1999.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $4,130 for the three months ended June 30, 2000 compared to $3,931 for the same period in 1999. The $199 increase in 2000 over 1999 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average yield. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

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

The provision for loan and lease losses totaled $180 for the three months ended June 30, 2000 compared to $351 for the same period in 1999. The decrease in the provision is reflective of management's belief that the overall quality of the loan portfolio increased over the comparable period, partially offset by growth in the loan portfolio. Net charge-offs for the three months ended June 30, 2000 were $37 compared to net charge-offs of $132 for the same period in 1999.

The allowance for loan and lease losses totaled $3,131, or 1.00% of total loans and leases, at June 30, 2000 compared to $2,793, or 1.01% of total loans and leases, at December 31, 1999. The allowance was 278.6% of nonperforming loans at June 30, 2000, compared to 444.75% at December 31, 1999, resulting from decreased nonperforming loans.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income decreased $212, or 16.4%, for the three months ended June 30, 2000 compared to the same period in 1999. The decrease was the result of a decrease in bank owned life insurance income, a decrease in fee income from the Corporation's data service center due to a reduction in the number of customers served and decreased gains on loan sales (both servicing-released and service-retained) due to management's decision to keep a larger portion of those loans in the portfolio. These decreases were partially offset by increases in service charges on deposit accounts and trust department income.

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

--------------------------------------------------------------------------------

Total noninterest expense increased $225, or 7.5%, for the three months ended June 30, 2000 compared to the same period in 1999. The increase was primarily the result of increases in other operating expense and occupancy expense, where such increases made up $219 of the total increase. Included in the increase in other operating expense was an increase of $58 related to the Corporation switching credit card processors in April, 2000. This along with the other increases were planned increases necessary to support the continued growth of the Corporation. Other changes in noninterest expense were not significant.

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $566, for an effective tax rate of 31.7%, for the three months ended June 30, 2000 and $544, for an effective tax rate of 29.4%, for the three months ended June 30, 1999.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
  ENDED JUNE 30, 2000 AND JUNE 30, 1999

NET INCOME. Net income for the six months ended June 30, 2000 totaled $2,282, compared to net income of $2,534 for the same period in 1999. Earnings per share was $.55 for the six months ended June 30, 2000 compared to $.61 for the six months ended June 30, 1999.

NET INTEREST INCOME. Net interest income was $8,110 for the six months ended June 30, 2000 compared to $7,767 for the same period in 1999. The $343 increase in 2000 over 1999 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average yield. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $502 for the six months ended June 30, 2000 compared to $575 for the same period in 1999. The decrease in the provision is reflective of management's belief that the overall quality of the loan portfolio increased over the comparable period, partially offset by growth in the loan portfolio. Net charge-offs for the six months ended June 30, 2000 were $164 compared to net charge-offs of $312 for the same period in 1999.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income decreased $443, or 17.5%, for the six months ended June 30, 2000 compared to the same period in 1999. The decrease was the result of a decrease in bank owned life insurance income, a decrease in fee income from the Corporation's data service center due to a reduction in the number of customers served and decreased gains on loan sales (both servicing-released and service-retained) due to management's decision to keep a larger portion of those loans in the portfolio. These decreases were partially offset by increases in service charges on deposit accounts and trust department income.

Total noninterest expense increased $316, or 5.2%, for the six months ended June 30, 2000 compared to the same period in 1999. The increase was primarily the result of increases in other operating expense and occupancy expense, where such increases made up $273 of the total increase. These were planned increases necessary to support the continued growth of the Corporation. Other changes in noninterest expense were not significant.

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $1,031, for an effective tax rate of 31.1%, for the six months ended June 30, 2000 and $1,122, for an effective tax rate of 30.7%, for the six months ended June 30, 1999.

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

Cash and cash equivalents increased $4,407, or 26.2%, to $21,245 at June 30, 2000 compared to $16,838 at December 31, 1999. Cash and equivalents represented 4.5% of total assets at June 30, 2000 and 3.9% of total assets at December 31, 1999. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.


CAPITAL RESOURCES

Total shareholders' equity increased $1,106 between December 31, 1999 and June 30, 2000. The increase was due to earnings retained partially offset by a decrease in accumulated other comprehensive income. The Corporation purchased no shares of treasury stock during the six months ended June 30, 2000; however, management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations, which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 13.7% at June 30, 2000, while the Tier 1 risk-based capital ratio was 12.8%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.6% at June 30, 2000 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.

In 2000, the Corporation announced plans to construct a new corporate headquarters near Delaware, Ohio. The expected costs of the project are estimated to be approximately $5 million. As of June 30, 2000, the Corporation had paid costs of $1,036 related to the new corporate headquarters.

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

--------------------------------------------------------------------------------

Also in 2000, the Corporation entered into an agreement to acquire a 9% ownership interest in Century Surety Company and Evergreen National Corporation. The Corporation's investment along with that of four other community banks will comprise a 50% ownership interest. The remaining 50% of the companies is being acquired by Avalon National Corporation and Stonehenge Partners, Inc., a venture capital firm based in Columbus, Ohio.


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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's asset and liability management policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. As of June 30, 2000, $121,565, or 38.7%, of the Corporation's loan portfolio reprices on regular basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

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

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                           Quarter ended June 30, 2000
                           PART II - OTHER INFORMATION

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

Item 4 -       Submission of Matters to a Vote of Security Holders:
               On May 24, 2000, the Corporation held the Annual Meeting of Shareholders at which the following was voted on:

               Shareholders voted upon the election of five (5) directors for Class I Nominees for three-year terms expiring in 2003. The results of the voting on these matters were as follows:

                         Nominee             Votes for     Votes against
                         -------             ---------     -------------

               Larry D. Coburn              2,800,098         148,615
               Vickie J. Lewis              2,800,098         148,615
               William R. Oberfield         2,800,098         148,615
               G. William Parker            2,800,098         148,615
               Gary M. Skinner              2,800,098         148,615

               The following are directors who were not up for election at the meeting and whose terms of office continued after the meeting:

               C. William Bonner                  Edward Powers
               Merrill L. Kaufman                 Jerome J. Harmeyer
               Terry M. Kramer                    G. Edwin Johnson
               Thomas T. Porter

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


                                           DCB FINANCIAL CORP.
                                           -------------------------------------
                                           (Registrant)

Date: August 14, 2000                      /s/ Larry D. Coburn
     -----------------                     -------------------------------------
                                           (Signature)
                                           Larry D. Coburn
                                           President and Chief Executive Officer

Date: August 14, 2000                      /s/ Douglas A. Lockwood
     -----------------                     -------------------------------------
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

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.

                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------

EXHIBIT
NUMBER          DESCRIPTION                                 PAGE NUMBER
------          -----------                                 -----------
   11           Statement re: computation of per      Reference is hereby made
                share earnings                        to Consolidated Statements
                                                      of Income on page 4 and
                                                      Note 1 of Notes to
                                                      Consolidated Financial
                                                      Statements on page 8,
                                                      hereof.

   27           Financial Data Schedule                          22

--------------------------------------------------------------------------------