Form 10-Q
period 2000-09-30
DCB FINANCIAL CORP
filed 2000-11-13
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2000

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

Common stock, no par value                      Outstanding at November 1, 2000:
                                                4,178,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

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


ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 13


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk......... 19


PART II - OTHER INFORMATION................................................. 20


SIGNATURES   ..............................................................  21

                               DCB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

Item 1.  Financial Statements

                                                                   September 30,  December 31,
                                                                       2000          1999
                                                                       ----          ----
ASSETS
Cash and due from banks                                              $ 17,786      $ 12,038
Federal funds sold                                                      5,450         4,800
                                                                     --------      --------
     Total cash and cash equivalents                                   23,236        16,838
Securities available for sale, at fair value                          103,055        91,909
Securities held to maturity (estimated fair values of $31,683 at
  September 30, 2000 and $34,837 at December 31, 1999)                 32,035        35,245
Loans and leases                                                      328,117       277,468
Less allowance for loan and lease losses                               (3,166)       (2,793)
                                                                     --------      --------
     Net loans and leases                                             324,951       274,675
Premises and equipment, net                                             6,788         4,384
Accrued interest receivable and other assets                            8,176         6,954
                                                                     --------      --------

         Total assets                                                $498,241      $430,005
                                                                     ========      ========

LIABILITIES
Deposits
     Noninterest-bearing                                             $ 62,629      $ 57,033
     Interest-bearing                                                 359,869       314,766
                                                                     --------      --------
         Total deposits                                               422,498       371,799
Short-term borrowings                                                  27,000        13,000
Long-term borrowings                                                    3,625         3,889
Accrued interest payable and other liabilities                          2,033           930
                                                                     --------      --------
         Total liabilities                                            455,156       389,618

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
 4,273,200 shares issued                                                3,779         3,779
Retained earnings                                                      42,713        40,020
Treasury stock, 95,000 shares, at cost                                 (1,978)       (1,978)
Accumulated other comprehensive income                                 (1,429)       (1,434)
                                                                     --------      --------
         Total shareholders' equity                                    43,085        40,387
                                                                     --------      --------

         Total liabilities and shareholders' equity                  $498,241      $430,005
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

                               DCB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                                -------------             -------------
                                               2000       1999          2000          1999
                                               ----       ----          ----          ----
INTEREST INCOME
     Loans, including fees                    $7,115     $5,516       $19,849       $16,286
     Securities
         Taxable                               2,028      1,701         5,795         5,099
         Nontaxable                              138        156           419           468
     Other                                        57        143           142           260
                                              ------     ------       -------       -------
         Total interest income                 9,338      7,516        26,205        22,113

INTEREST EXPENSE
     Deposits                                  4,796      3,540        12,966        10,100
     Other                                       485        129         1,072           399
                                              ------     ------       -------       -------
         Total interest expense                5,281      3,669        14,038        10,499
                                              ------     ------       -------       -------

NET INTEREST INCOME                            4,057      3,847        12,167        11,614

Provision for loan losses                        100        400           602           975
                                              ------     ------       -------       -------

NET INTEREST INCOME AFTER PROVISION            3,957      3,447        11,565        10,639

OTHER INCOME
     Service charges on deposit accounts         532        382         1,532         1,031
     Trust fees                                   88         66           281           239
     Data service fees                            63        105           201           363
     Securities gains (losses)                     2         (1)          (21)           24
     Net gain from sales of loans                 50        108           127           663
     Other operating income                      522        462         1,229         1,337
                                              ------     ------       -------       -------
         Total other income                    1,257      1,122         3,349         3,657

OTHER EXPENSE
     Salaries and other employee benefits      1,648      1,568         4,823         4,709
     Occupancy expense                           244        205           736           616
     Equipment expense                           340        360         1,074         1,083
     Ohio franchise tax expense                  129        122           387           382
     Other operating expenses                    945        650         2,673         2,186
                                              ------     ------       -------       -------
         Total other expenses                  3,306      2,905         9,693         8,976
                                              ------     ------       -------       -------

INCOME BEFORE FEDERAL INCOME TAXES             1,908      1,664         5,221         5,320

Provision for income taxes                       620        536         1,651         1,658
                                              ------     ------       -------       -------

NET INCOME                                    $1,288     $1,128       $ 3,570       $ 3,662
                                              ======     ======       =======       =======

EARNINGS PER COMMON SHARE                     $  .30     $  .27       $   .85       $   .88
                                              ======     ======       =======       =======

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                              Three Months Ended          Nine Months Ended
                                                 September 30,              September 30,
                                                 -------------              -------------
                                               2000         1999         2000          1999
                                               ----         ----         ----          ----
NET INCOME                                    $1,288       $1,128       $3,570       $ 3,662

OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized gain/(loss) on available-
       for-sale securities arising during
       the period                                597         (335)          (9)       (1,535)
     Reclassification adjustment for
       amounts realized on securities
       sales included in net income               (1)          --           14           (16)
                                              ------       ------       ------       -------

         Total other comprehensive income        596         (335)           5        (1,551)
                                              ------       ------       ------       -------

COMPREHENSIVE INCOME                          $1,884       $  793       $3,575       $ 2,111
                                              ======       ======       ======       =======

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

                              DCB FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                                       -------------             -------------
                                                     2000         1999         2000         1999
                                                     ----         ----         ----         ----
Balance at beginning of period                     $41,493      $39,125      $40,387      $38,309

Net income                                           1,288        1,128        3,570        3,662

Dividends declared ($.07 and $.21 per share
  in 2000 and $.06 and $.18 per share in 1999)        (292)        (250)        (877)        (752)

Change in unrealized gain/loss on
  securities available for sale, net of tax            596         (335)           5       (1,551)
                                                   -------      -------      -------      -------

Balance at end of period                           $43,085      $39,668      $43,085      $39,668
                                                   =======      =======      =======      =======

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

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                          2000           1999
                                                          ----           ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                $  1,614       $  6,953

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                       (40,550)       (30,812)
         Maturities and repayments                         6,156         22,548
         Proceeds from sales                              23,489          9,985
     Securities held to maturity
         Purchases                                        (2,846)       (16,492)
         Maturities and repayments                         6,003         24,600
     Net change in loans                                 (48,226)       (18,570)
     Premises and equipment expenditures                  (2,801)          (641)
                                                        --------       --------
         Net cash from investing activities              (58,775)        (9,382)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                               50,700         14,737
     Net change in short-term borrowings                  14,000          1,765
     Repayment of long-term debt                            (264)          (252)
     Cash dividends paid                                    (877)          (752)
                                                        --------       --------
         Net cash from financing activities               63,559         15,498
                                                        --------       --------

Net change in cash and cash equivalents                    6,398         13,069

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            16,838         15,492
                                                        --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $ 23,236       $ 28,561
                                                        ========       ========

SUPPLEMENTAL DISCLOSURES
     Cash paid for income taxes                         $  1,847       $  1,760
     Cash paid for interest                               13,416         10,144

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

                               DCB FINANCIAL CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at September 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Corporation for the year ended December 31, 1999, included in its 1999 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 1999 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

Earnings per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding was 4,178,200 for the three and nine months ended September 30, 2000 and 1999.

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

                               DCB FINANCIAL CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities were as follows:

                                                         Gross       Gross      Estimated
                                            Amortized  Unrealized  Unrealized     Fair
                                               Cost      Gains       Losses       Value
                                               ----      -----       ------       -----

                                             --------------September 30, 2000------------
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury                           $  1,015     $ --      $    (1)     $  1,014
     U.S. government agencies
       and corporations                        64,434       30       (1,258)       63,206
     States and political subdivisions          6,178                  (262)       5,916
     Mortgage-backed securities                31,583       25         (700)       30,908
                                             --------     ----      -------      --------
              Total debt securities           103,210       55       (2,221)      101,044

     Other securities                           2,005        6           --         2,011
                                             --------     ----      -------      --------

     Total securities available for sale     $105,215     $ 61      $(2,221)     $103,055
                                             ========     ====      =======      ========

SECURITIES HELD TO MATURITY
     States and political subdivisions       $  6,403     $ 97      $   (70)     $  6,430
     Mortgage-backed securities                25,632       24         (403)       25,253
                                             --------     ----      -------      --------

     Total securities held to maturity       $ 32,035     $121      $  (473)     $ 31,683
                                             ========     ====      =======      ========

                                             ---------------December 31, 1999------------
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury                           $  2,264     $  1      $    (4)     $  2,261
     U.S. government agencies
       and corporations                        54,451        7       (1,196)       53,262
     States and political subdivisions          6,535        2         (526)        6,011
     Mortgage-backed securities                29,457       26         (503)       28,980
                                             --------     ----      -------      --------
              Total debt securities            92,707       36       (2,229)       90,514

     Other securities                           1,374       21           --         1,395
                                             --------     ----      -------      --------

     Total securities available for sale     $ 94,081     $ 57      $(2,229)     $ 91,909
                                             ========     ====      =======      ========

SECURITIES HELD TO MATURITY
     States and political subdivisions       $  6,777     $ 68      $  (104)     $  6,741
     Corporate obligations                        995        5           --         1,000
     Mortgage-backed securities                27,473       24         (401)       27,096
                                             --------     ----      -------      --------

     Total securities held to maturity       $ 35,245     $ 97      $  (505)     $ 34,837
                                             ========     ====      =======      ========

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

At September 30, 2000, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at September 30, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                    Available for sale        Held to maturity
                                    ------------------        ----------------
                                  Amortized       Fair      Amortized     Fair
                                     Cost         Value        Cost       Value
                                     ----         -----        ----       -----
Due in one year or less            $ 12,019     $ 12,008     $   736     $   736
Due from one to five years           16,668       16,498       4,306       4,301
Due from five to ten years           33,591       32,816         921         922
Due after ten years                   9,349        8,814         440         471
Mortgage-backed securities           31,583       30,908      25,632      25,253
                                   --------     --------     -------     -------

                                   $103,210     $101,044     $32,035     $31,683
                                   ========     ========     =======     =======

Proceeds from the sales of available-for-sale securities during the nine months ended September 30, 2000 were $23,489. Gross gains of $10 and gross losses of $31 were realized on those sales. Proceeds from the sales of available-for-sale securities during the nine months ended September 30, 2000 were $9,985. Gross gains of $31 and gross losses of $7 were realized on those sales.


NOTE 3 - LOANS AND LEASES

Loans and leases consisted of the following:

                                                          September 30,   December 31,
                                                              2000           1999
                                                              ----           ----
          Commercial and industrial                         $ 45,666       $ 39,063
          Commercial real estate                              99,976         82,954
          Residential real estate and home equity             84,772         69,611
          Real estate construction and land development       32,836         29,723
          Consumer and credit card                            54,134         45,977
          Lease financing, net                                10,733         10,140
                                                            --------       --------

                                                            $328,117       $277,468
                                                            ========       ========

--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 3 - LOANS AND LEASES (Continued)

Included in residential real estate and home equity loans are loans held for sale of $2,191 at September 30, 2000 and $486 at December 31, 1999.


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                        Three months ended        Nine months ended
                                           September 30,             September 30,
                                           -------------             -------------
                                         2000         1999         2000         1999
                                         ----         ----         ----         ----
          Beginning balance             $3,131       $2,211       $2,793       $1,948
          Provision for loan losses        100          400          602          975
          Charge-offs                     (101)        (206)        (331)        (622)
          Recoveries                        36           37          102          141
                                        ------       ------       ------       ------

          Balance - September 30        $3,166       $2,442       $3,166       $2,442
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

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments is not included in the consolidated financial statements. At September 30, 2000 and December 31, 1999, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $49,446 and $65,580. Of these commitments, fixed-rate commitments totaled $4,683 and $4,670 at September 30, 2000 and December 31, 1999. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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

--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp. (the "Corporation") at September 30, 2000, compared to December 31, 1999, and the consolidated results of operations for the three and nine months ended September 30, 2000, compared to the same periods in 1999. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes.


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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $498,241 at September 30, 2000, compared to $430,005 at December 31, 1999, an increase of $68,236, or 15.9%. The increase in assets was the result of increases in cash and cash equivalents, loans and securities funded by increases in deposits and short-term borrowings.

Cash and cash equivalents increased $6,398, from $16,838 at December 31, 1999, to $23,236 at September 30, 2000. This increase was funded by increases in deposits and short-term borrowings.

Total securities increased $7,936, or 6.2%, from $127,154 at December 31, 1999, to $135,090 at September 30, 2000. The increase was funded by increases in deposits and short-term borrowings. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates.

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

--------------------------------------------------------------------------------


Securities classified as available for sale totaled $103,055, or 76.3% of the total securities portfolio, at September 30, 2000. Management certain classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $56,540 at September 30, 2000, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $50,649, or 18.3%, from $277,468 at December 31, 1999, to $328,117 at September 30, 2000. The majority of the growth was experienced in commercial real estate loans and residential real estate and home equity industrial loans, which increased $17,022, or 20.5%, and $15,161 or 21.8%, respectively. The Corporation attributes this growth to a strong local economy and the large number of businesses moving into the market area. There is no concentration of lending to any one industry.

Due to the loan and deposit growth, the gross loan to deposit ratio increased to 77.7% at September 30, 2000, compared to 74.6% at December 31, 1999.

Total deposits increased $50,699, or 13.6%, from $371,799 at December 31, 1999, to $422,498 at September 30, 2000. Noninterest-bearing deposits increased $5,596, or 9.8%, while interest-bearing deposits increased $45,103, or 14.3%. Interest-bearing demand and money market deposits comprised 53.3% of total interest-bearing deposits at September 30, 2000, compared to 60.6% of total interest-bearing deposits at December 31, 1999, as the Corporation experienced a $887, or .5%, increase in volume in such accounts. The increase was primarily in the Corporation's "Bank Investment" deposit accounts which offer a variable interest rate tied to the 3-month Treasury Bill index. The Corporation experienced a slight decrease in savings deposits, which decreased from 13.8% of total interest-bearing deposits at December 31, 1999 to 11.9% of total interest-bearing deposits at September 30, 2000. Certificates of deposit increased $44,519, or 55.16%, comprising 34.8% of total interest-bearing deposits at September 30, 2000, compared to 25.6% of total interest-bearing deposits at December 31, 1999. The increase in certificates of deposit was primarily due to an increase in public funds.

At September 30, 2000, and December 31, 1999, borrowed funds consisted primarily of a $15,000 and a $10,000 FHLB advance and a mortgage-matched advance from the FHLB with a remaining balance of $3,625 at September 30, 2000 and $3,889 at December 31, 1999. Due in October 2000, the $15,000 FHLB advance had an original term of 90 days and carries a fixed interest rate of 6.77% with interest due monthly. Due in November 2000, the $10,000 FHLB advance had an original term of 180 days and carries a fixed interest rate of 6.87% with interest due monthly. Due in October 2008, the mortgage-matched advance had an original term of 10 years and carries a fixed interest rate of 5.10%. Principal and interest on the mortgage-matched advance are due monthly. Borrowed funds also include a demand note issued to the U.S. Treasury, which totaled $2,000 at September 30, 2000, and December 31, 1999.

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

--------------------------------------------------------------------------------


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
  2000 AND SEPTEMBER 30, 1999

NET INCOME. Net income for the quarter ended September 30, 2000, was $1,288 or $.30 per share compared to net income of $1,128 or $.27 per share for the same quarter in 1999.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $4,057 for the three months ended September 30, 2000, compared to $3,847 for the same period in 1999. The $210 increase in 2000 over 1999 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average rate. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

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

The provision for loan and lease losses totaled $100 for the three months ended September 30, 2000 compared to $400 for the same period in 1999. The decrease in the provision is reflective of a decrease in net charge-offs and nonperforming loans compared to 1999.

The allowance for loan and lease losses totaled $3,166 or .96% of total loans and leases, at September 30, 2000, compared to $2,793, or 1.01% of total loans and leases, at December 31, 1999. The allowance was 182.9% of nonperforming loans at September 30, 2000, compared to 444.8% at December 31, 1999. Management believes increasing the allowance for loan and lease losses is necessary as total loans, particularly commercial, consumer and construction loans, and leases increase.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $135, or 12.0%, for the three months ended September 30, 2000, compared to the same period in 1999. The increase is due to increased fees collected on deposit accounts and increased trust department income.

Total noninterest expense increased $401, or 13.8% for the three months ended September 30, 2000, compared to the same periods in 1999. The increase was primarily the result of increases in salaries and other employee benefits, loan, lease and credit card expense, and other operating expenses partially offset by a decrease in equipment expenses. Other changes in noninterest expense are not significant.

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

--------------------------------------------------------------------------------


INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $620, or an effective tax rate of 32.5%, for the three months ended September 30, 2000, compared to $536, or an effective rate of 32.2% for the three months ended September 30, 1999.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
  AND SEPTEMBER 30, 1999

NET INCOME. Net income for the nine months ended September 30, 2000, totaled $3,570, or $.85 per share, compared to net income of $3,662, or $.88 per share, for the same period in 1999.

NET INTEREST INCOME. Net interest income was $12,167 for the nine months ended September 30, 2000, compared to $11,614 for the same periods in 1999. The $553 increase in 2000 over 1999 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average rate. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $602 for the nine months ended September 30, 2000, compared to $975 for the same period in 1999. The decrease in the provision is reflective of a decrease in net charge-offs and nonperforming loans compared to 1999. Net charge-offs for the nine months ended September 30, 2000, were $229 compared to net charge-offs of $481 for the same period in 1999.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income decreased $308, or 8.4%, for the nine months ended September 30, 2000, compared to the same period in 1999. The decrease is due to decreased fee income from the Corporation's data service center and decreased fees collected on sales of loans, partially offset by increased fees collected on deposit accounts and increased trust department income.

Total noninterest expense increased $717, or 8.0% for the nine months ended September 30, 2000, compared to the same period in 1999. The increase is primarily the result of increases in salaries and other employee benefits, loan, lease and credit card expense and other operating expenses, where such increases made up $601 of the total increase. Other changes in noninterest expense are not significant.

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $1,651, or an effective tax rate of 31.6%, for the nine months ended September 30, 2000, compared to $1,658, or an effective rate of 31.2%, for the nine months ended September 30, 1999.

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

Cash and cash equivalents increased $6,398, or 38.0%, to $23,236 at September 30, 2000 compared to $16,838 at December 31, 1999. Cash and equivalents represented 4.7% of total assets at September 30, 2000 and 3.9% of total assets at December 31, 1999. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions which affected the Corporation's level of cash and cash equivalents, cash flows and liquidity during the nine months ended September 30, 2000 were the receipt of proceeds from maturities and repayments of securities of $12,159, securities purchases of $43,396; the net increase in loans of $48,226; the net increase in deposits of $50,700; and proceeds from sales of securities of $23,489.


CAPITAL RESOURCES

Total shareholders' equity increased $2,698 between December 31, 1999 and September 30, 2000, primarily due to earnings retained. No shares of treasury stock were purchased by the Corporation during the nine months ended September 30, 2000; however, management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

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

--------------------------------------------------------------------------------


The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 13.4% at September 30, 2000, while the Tier 1 risk-based capital ratio was 12.5%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.6% at September 30, 2000 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.

In 2000, the Corporation announced plans to construct a new corporate headquarters near Delaware, Ohio. The expected costs of the project are estimated to be approximately $5 million. As of September 30, 2000, the Corporation had paid costs of $930 related to the new corporate headquarters.

Also in October 2000, the Corporation acquired a 10% ownership interest in Century Surety Company and Evergreen National Corporation. The Corporation's investment, which totaled $1,931, along with the investments of four other community banks comprises a 50% ownership interest. The remaining 50% of the companies was acquired by Avalon National Corporation and Stonehenge Partners, Inc., a venture capital firm based in Columbus, Ohio.


IMPACT OF NEW ACCOUNTING STANDARDS

Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect since the Corporation holds no derivatives, but the effect will depend on derivative holdings when this standard applies.

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

--------------------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------


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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's asset and liability management policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. As of September 30, 2000, $129,295, or 39.4%, of the Corporation's loan portfolio reprices on a regular basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

The Corporation's 1999 annual report details a table that provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999. The table is based on information and assumptions set forth in the notes. The Corporation believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted average interest rate. For variable rate loans the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1999 which would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                        Quarter ended September 30, 2000
                           PART II - OTHER INFORMATION

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


                                          DCB FINANCIAL CORP.
                                          -------------------------------------
                                          (Registrant)

Date:  November 1, 2000                   /s/ Larry D. Coburn
      ------------------                  -------------------------------------
                                          (Signature)
                                          Larry D. Coburn
                                          President and Chief Executive Officer


Date:  November 1, 2000                   /s/ Douglas A. Lockwood
      ------------------                  -------------------------------------
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