Form 10-K405
period 2000-12-31
DCB FINANCIAL CORP
filed 2001-03-30
CIK 1025877

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark one)

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ X ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-22387

                               DCB FINANCIAL CORP
             (Exact name of registrant as specified in its charter)

                    OHIO                                        31-1469837
                    ----                                        ----------
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

  41 North Sandusky Street, Delaware, Ohio                         43015
  ----------------------------------------                         -----
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (740) 363-1133
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
           None
           ----                                   --------------

                                   Securities registered pursuant to Section
12(g) of the Act:

                           Common Shares, No par value
                           ---------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At February 28, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $11.25 per share (such price being the average of the bid and asked prices on such date) was $43,571,419.

At February 28, 2001, the registrant had 4,273,200 common shares issued and 4,178,200 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the definitive Proxy Statement for the 2001
                        Annual Meeting of Shareholders of DCB Financial Corp

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

The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. At year-end 2000, deposits of public funds (funds of governmental agencies and municipalities) were 3.82% of total deposits. This amount can fluctuate, but generally not by a material amount. No material industry or group concentrations exist in the loan portfolio.

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


EMPLOYEES

At December 31, 2000, the Bank employed 206 employees, 191 of whom were full-time. The Bank provides a number of benefits such as health, dental and life insurance for all, as well as education assistance for qualified employees. A 401(k) retirement plan is in place for eligible employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. The Corporation has no employees not also employed by the Bank.

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


SUPERVISION AND REGULATION

The Bank is subject to supervision, regulation and periodic examination by the State of Ohio Superintendent of Financial Institutions and the Federal Deposit Insurance Corporation. Earnings of the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks' relationships with many phases of the securities business and capital adequacy and liquidity restraints. As a financial holding company, the Corporation is subject to supervision, regulation and periodic examination by the Federal Reserve Board.

Financial Modernization

The Gramm-Leach-Bliley Act was signed into law on November 12, 1999 and became effective March 11, 2000. It permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (CRA) by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

STATISTICAL DISCLOSURES

The following schedules present, for the periods indicated, certain financial and statistical information of the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures included as a part of this Form 10-K as of and for the year ended December 31, 2000.

     I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

          A. & B. Average Balance Sheet and Related Analysis of Net Interest Earnings

          This information is included under the heading "Yields Earned and Rates Paid" on pages 21 through 24 of this document.

          C. Interest Differential

          This information is included under the heading "Yields Earned and Rates Paid" on page 24 of this document.

    II.   SECURITIES PORTFOLIO

          A. The following is a schedule of the carrying value of securities at year-end 2000, 1999 and 1998.

           (In thousands of dollars)                                              2000         1999         1998
                                                                                  ----         ----         ----
         Securities available for sale (at fair value)
              U.S. Treasury                                                   $    1,016    $   2,261    $    4,556
              U.S. Government agencies and corporations                           60,683       53,262        50,556
              States and political subdivisions                                    6,071        6,011         6,192
              Mortgage-backed                                                     32,141       28,980        28,908
                                                                              ----------    ---------    ----------
              Total debt securities                                               99,911       90,514        90,212
              Other securities                                                     2,044        1,395         1,187
                                                                              ----------    ---------    ----------
              Total securities available for sale                             $  101,955    $  91,909    $   91,399
                                                                              ==========    =========    ==========

         Securities held to maturity (at amortized cost)
              U.S. Government agencies and corporations                       $       --    $      --   $     1,000
              States and political subdivisions                                    5,727        6,777         7,994
              Corporate                                                               --          995        12,150
              Mortgage-backed                                                     24,116       27,473        28,040
                                                                              ----------    ---------    ----------

              Total securities held to maturity                               $   29,843    $  35,245    $   49,184
                                                                              ==========    =========    ==========

          B. The following is a schedule of maturities for each category of debt securities and the related weighted-average yield of such securities as of year-end 2000:


(In thousands of dollars)
                           -----------------------------------------Maturing----------------------------------------
                                                         After One            After Five
                                 One Year              Year Through          Years Through              After
                                  or Less               Five Years             Ten Years              Ten Years
                            Amount       Yield      Amount       Yield     Amount       Yield       Amount      Yield
                            ------       -----      ------       -----     ------       -----       ------      -----
Available for sale
     U.S. Treasury         $   1,016     6.00%    $       --        --%   $      --        --%    $      --        --%
     U.S. Government
       agencies and
       corporations            3,489     6.65         16,823      6.61       34,268      6.67         6,103      7.31
     States and political
       subdivisions              126     5.30            349      5.63        1,220      4.16         4,376      4.58
     Mortgage-backed              --      --             146      6.22        7,632      6.43        24,363      6.80
                           ---------              ----------              ---------               ---------

         Total             $   4,631     6.47%    $   17,318      6.59%   $  43,120      6.56%    $  34,842      6.61%
                           =========   ======     ==========    ======    =========    ======     =========    ======

Held to maturity
     States and political
       subdivisions        $   1,323     4.82%    $    3,208      5.15%   $     782      5.44%    $     414      6.00%
     Mortgage-backed             495     5.96          3,426      6.53        8,926      6.67        11,269      6.98
                           ---------              ----------              ---------               ---------

         Total             $   1,814     5.13%    $    6,634      5.86%   $   9,708      6.57%    $  11,687      6.94%
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

          C. Excluding holdings of U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer exceeding 10% of the Corporation's consolidated shareholders' equity at year-end 2000.


    III. LOAN PORTFOLIO

          A. Types of Loans - Total loans on the balance sheet are comprised of the following classifications at December 31:

                (In thousands of dollars)               2000         1999         1998         1997         1996
                                                        ----         ----         ----         ----         ----
                Commercial and industrial           $   48,447    $  39,063   $   39,864    $  37,486    $   36,836
                Commercial real estate                 101,891       82,954       66,501       56,434        45,487
                Residential real estate and
                  home equity                           85,820       69,611       63,140       53,686        52,752
                Real estate construction                32,493       29,723       32,382       29,104        23,489
                Consumer and credit card                52,149       45,977       44,050       42,914        38,269
                Lease financing, net                    10,722       10,140        9,352        9,010         6,759
                                                    ----------   ----------   ----------    ---------    ----------

                    Total loans                     $  331,522   $  277,468   $  255,289    $ 228,634    $  203,592
                                                    ==========   ==========   ==========    =========    ==========

          B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and home equity loans, consumer and credit card loans and leases, as of December 31, 2000:

                                                                 ---------------------Maturing ------------------
                                                                   One Year    One Through   After Five
           (In thousands of dollars)                                or Less    Five Years       Years        Total
                                                                    -------    ----------       -----        -----
           Fixed rate
           Commercial and industrial                             $    4,235   $    8,292    $     872    $   13,399
           Commercial real estate                                        85        3,219        8,349        11,653
           Real estate construction and land development              3,448        1,229          350         5,027
                                                                 ----------   ----------    ---------    ----------
                Total                                            $    7,768   $   12,740    $   9,571    $   30,079
                                                                 ==========   ==========    =========    ==========

           Variable rate
           Commercial and industrial                             $   19,772   $    9,660    $   5,616    $   35,048
           Commercial real estate                                     5,951       10,360       73,927        90,238
           Real estate construction and land development             13,210        1,305       12,951        27,466
                                                                 ----------   ----------    ---------    ----------
                Total                                            $   38,933   $   21,325    $  92,494    $  152,752
                                                                 ==========   ==========    =========    ==========

          C.   Risk Elements

               1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.

                                                                                  December 31,
                                                                                  ------------
                (In thousands of dollars)                     2000        1999        1998       1997        1996
                                                              ----        ----        ----       ----        ----
              (a) Loans accounted for on a nonaccrual
                    basis                                  $  1,278    $     472   $     753   $  1,188   $     501

              (b) Accruing loans which are
                    contractually past due 90 days or
                    more as to interest or principal
                    payments                                    205          156         325        238         489

              (c) Loans which are "troubled debt
                    restructurings" as defined in
                    Statement of Financial
                    Accounting Standards No. 15
                    (exclusive of loans in
                    (a) or (b) above):                           --           --          --         --         143
                                                           --------    ---------   ---------   --------   ---------
                      Totals                               $  1,483    $     628   $   1,078   $  1,426   $   1,133
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

               During 2000, $100,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms.

          (d) Impaired Loans - Information regarding impaired loans at year-end 2000, 1999 and 1998 is as follows:

                                                                                      2000        1999       1998
                                                                                      ----        ----       ----
                    (In thousands of dollars)
                    Year-end impaired loans with no allowance for loan
                      losses allocated                                              $   --      $    --     $    --
                    Year-end impaired loans with allowance for loan
                      losses allocated                                                  --           --          --
                    Amount of the allowance allocated                                   --           --          --

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

          2. Potential Problem Loans - At year-end 2000, no loans were identified which management has serious doubts about the borrowers' ability to comply with present loan repayment terms and which are not included in item III.C.1. above.

          3. Foreign Outstandings - There were no foreign outstandings during any period presented.

          4. Loan Concentrations - At year-end 2000, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans in Item III.A. above.

     D. Other Interest-Bearing Assets - At year-end 2000, there were no other interest-bearing assets required to be disclosed under Item III.C.1. or 2. if such assets were loans.

     IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

                (In thousands of dollars)         2000           1999           1998          1997          1996
                                                  ----           ----           ----          ----          ----
                  Average loans
                    outstanding during
                    period                     $   312,482   $   264,737   $   238,844   $   215,680    $   188,679
                                               ===========   ===========   ===========   ===========    ===========

               ALLOWANCE FOR LOAN LOSSES

                  Balance at beginning of
                    period                     $     2,793   $     1,948   $     1,842   $     1,923    $     1,940

                  Loans charged off:
                    Commercial                        (115)         (358)         (112)         (263)           (66)
                    Commercial real estate              --            --            --           (15)            --
                    Residential real estate
                          and home equity               --           (27)           --            --             --
                   Real estate construction             --            --            --            --             --
                   Consumer and credit card           (391)         (441)         (443)         (346)          (352)
                   Lease financing                      --            --           (13)          (20)          (110)

                  Total loans charged off             (506)         (826)         (568)         (644)          (528)
                                               -----------   -----------   -----------   -----------    -----------
               Recoveries of loans previously charged off:

                    Commercial                          18            43            40            77             30
                    Commercial real  estate             --            --            --            --             --
                    Residential real estate
                           and home equity              --             1            --            --             --
                    Real estate construction            --            --            --            --             --
                    Consumer and credit card           118           124           141           151            114
                    Lease financing                      3             8            24            15              1
                                               -----------   -----------   -----------   -----------    -----------
                  Total loan recoveries                139           176           205           243            145
                                               -----------   -----------   -----------   -----------    -----------
                  Net loans charged off               (367)         (650)         (363)         (401)          (383)
                  Provision charged to
                    operating expense                  908         1,495           469           320            366
                                               -----------   -----------   -----------   -----------    -----------
                  Balance at end of period     $     3,334   $     2,793   $     1,948   $     1,842    $     1,923
                                               ===========   ===========   ===========   ===========    ===========
               Ratio of net charge-offs to
                 average loans outstanding
                 for period                            .12%          .25%          .15%          .19%           .20%

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

                               ------------------------------Allocation of the Allowance for Loan Losses ----------------
(In thousands of dollars)                      Percentage of                 Percentage of                  Percentage of
                                               Loans in Each                 Loans in Each                  Loans in Each
                                 Allowance      Category to    Allowance      Category to      Allowance     Category to
                                  Amount        Total Loans      Amount       Total Loans       Amount       Total Loans
                                  ------        -----------      ------       -----------       ------       -----------
                                      December 31, 2000             December 31, 1999             December 31, 1998
                                     -----------------              -----------------             -----------------
Commercial and industrial         $1,247          14.61%         $  652          14.08%         $  618          15.62%
Commercial real estate               174          30.73             332          29.90             160          26.05
Residential real estate
  and home equity                     73          25.89             111          25.09              93          24.73
Real estate construction              24           9.80              45          10.71              49          12.68
Consumer and credit card             691          15.73             575          16.57             494          17.26
Lease financing                       76           3.23              57           3.65              74           3.66
Unallocated                        1,049             --           1,021             --             460             --
                                  ------         ------          ------         ------          ------         ------
     Total                        $3,334         100.00%         $2,793         100.00%         $1,948         100.00%
                                  ======         ======          ======         ======          ======         ======

                                          December 31, 1997                  December 31, 1996
                                          -----------------                  -----------------
Commercial and industrial               $  516          16.40%           $  519            18.09%
Commercial real estate                     178          24.68               273            22.34
Residential real estate and
  home equity                               63          23.48                71            25.91
Real estate construction                    30          12.73                17            11.54
Installment and credit card                465          18.77               533            18.80
Lease financing                             68           3.94               106             3.32
Unallocated                                522             --               404               --
                                        ------         -------           ------           -------
     Total                              $1,842         100.00%           $1,923           100.00%
                                        ======         ======            ======           ======


     V.   DEPOSITS

     A. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

                                                         Average                            Average
                                                   Amounts Outstanding                     Rate Paid
                                                 Year ended December 31             Year ended December 31
                                                 ----------------------             ----------------------
                                             2000           1999        1998       2000      1999       1998
                                             ----           ----        ----       ----      ----       ----
     (In thousands of dollars)
     Noninterest-bearing demand           $  62,355     $   60,857   $  53,500      N/A        N/A        N/A
     Interest-bearing demand
       deposits                              29,964         28,858      27,527     1.37%      1.99%      2.41%
     Money market investment                163,735        154,736     131,105     6.16       4.97       5.26
     Savings deposits                        42,950         42,316      38,457     2.72       2.81       3.13
     Time deposits                          108,985         83,571      93,498     5.85       5.18       5.53
                                          ---------     ----------   ---------

         Total deposits                   $ 407,989     $ 370,338    $ 344,087     4.42%      3.72%      4.05%
                                          =========     ==========   =========     ====       ====       ====

     B.   Other categories - not applicable.

     C.   Foreign deposits - not applicable.

     D. The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of year-end 2000:

                Three months or less                            $     19,934
                Over three through six months                          5,947
                Over six through twelve months                         6,093
                Over twelve months                                     6,679
                                                                ------------

                   Total                                        $     38,653
                                                                ============

     E. Time deposits greater than $100,000 issued by foreign offices - not applicable.


     VI.  RETURN ON EQUITY AND ASSETS

          This information is included under the heading "ITEM 6 - Selected Financial Data" on pages 15 and 16 of this document.


     VII. SHORT-TERM BORROWINGS

          This item is not required for the Corporation because average outstanding balances of short-term borrowings for the years ending December 31, 2000, 1999 and 1998 were less than 30% of shareholders' equity at such dates.

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

17.  ATM Express Bank, 8208 Marysville Road West, Ostrander, Ohio 43061 (leased)

18.  Operations Center, 163 N. Sandusky Street, Delaware, Ohio 43015 (leased)

19.  ATM Express Bank, 1123 U.S. Route 23 South, Delaware, Ohio 43015 (leased)

20. Willowbrook Branch Office, 100 Willowbrook Way South, Delaware, Ohio 43015 (leased)

The Bank considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All the properties owned by the Bank are unencumbered by any mortgage or security interest and are, in management's opinion, adequately insured. A portion of the building that currently houses the main office is leased to two tenants.

In 2000, the Corporation announced plans to construct a new corporate headquarters near Delaware, Ohio. As of year end 2000, construction was not yet completed on the new location.


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

No matter was submitted to a vote of the security holders in the fourth quarter of 2000.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation had 4,178,200 common shares outstanding on February 28, 2001, held of record by approximately 1,541 shareholders. The Corporation's common stock is not traded on any securities exchange. However, several central Ohio brokerage firms maintain daily bid and ask prices for the Corporation's common stock. The range of the average known price per common share by quarter provided in the chart below is based on information received from such brokers. Dividends are also shown.

                                 ----------------------Quarter ended--------------------
                                 March 31,       June 30,    September 30,   December 31,
                                   2000           2000           2000           2000
                                 ---------      ---------      ---------      ---------
     High                        $   14.25      $   14.38      $   13.38      $   13.00
     Low                             10.13          10.75          12.13          10.25
     Dividends per share               .07            .07            .07            .07

                                 ----------------------Quarter ended--------------------
                                 March 31,       June 30,    September 30,   December 31,
                                   1999           1999            1999          1999
                                 ---------      ---------      ---------      ---------
     High                        $   17.75      $   18.00      $   16.63      $   16.50
     Low                             16.00          15.00          13.88          14.13
     Dividends per share               .06            .06            .06            .07

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


ANNUAL AND OTHER REPORTS, SHAREHOLDER AND GENERAL INQUIRIES

DCB Financial Corp is required to file an annual report on Form 10-K, for its fiscal year ended December 31, 2000, with the Securities and Exchange Commission. Copies of the Form 10-K annual report and the Corporation's quarterly reports may be obtained without charge by contacting:

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

Selected financial condition                                          At December 31,
  and other data:                   -------------------------------------------------------------------------
                                      2000            1999            1998            1997            1996
                                    --------        --------        --------        --------        --------
                                                                 (In thousands)
Assets                              $497,145        $430,005        $418,540        $367,118        $319,117
Cash and cash equivalents             18,497          16,838          15,492          25,283          32,359
Securities available for sale        101,955          91,909          90,399          53,935          47,174
Securities held to maturity           29,843          35,245          49,184          53,834          31,871
Loans and leases - net               328,188         274,675         253,341         226,792         201,669
Deposits                             418,945         371,799         368,918         322,484         279,091
Borrowed funds                        30,422          16,889           9,450           7,005           6,546
Shareholders' equity                  44,899          40,387          38,309          36,040          32,579


Summary of earnings:                                         Year ended December 31,
                                    ------------------------------------------------------------------------
                                      2000            1999            1998            1997            1996
                                    --------        --------        --------        --------        --------
                                                         (In thousands, except per share data)
Interest and dividend income         $36,067         $30,001         $28,928         $26,409         $23,467
Interest expense                      19,607          14,322          14,323          12,369          10,202
                                     -------         -------         -------         -------         -------
Net interest income                   16,460          15,679          14,605          14,040          13,265
Provision for loan losses                908           1,495             469             320             366
                                     -------         -------         -------         -------         -------
Net interest income after
  provision for loan losses           15,552          14,184          14,136          13,720          12,899
Noninterest income                     4,413           4,683           4,139           3,324           2,890
Noninterest expense                   13,134          11,931          11,373           9,772           8,616
                                     -------         -------         -------         -------         -------
Income before income tax               6,831           6,936           6,902           7,272           7,173
Income tax expense                     2,206           2,154           2,168           2,382           2,293
                                     -------         -------         -------         -------         -------
Net income                           $ 4,625         $ 4,782         $ 4,734         $ 4,890         $ 4,880
                                     =======         =======         =======         =======         =======

Per Share Data:
Earnings per share                   $  1.11         $  1.14         $  1.13         $  1.14         $  1.14
                                     =======         =======         =======         =======         =======
Dividends declared per share         $   .28         $   .25         $   .21         $   .27         $   .22
                                     =======         =======         =======         =======         =======

                                                            At or for the year ended December 31,
                                              -----------------------------------------------------------------
Selected financial ratios:                    2000          1999            1998            1997           1996
                                              ----          ----            ----            ----           ----
Interest rate spread
(difference between average yield
  on interest-earning assets and
  average cost of interest-
  bearing liabilities)                         2.77%         3.08%           3.01%           3.42%         3.75%
Net interest margin (net
  interest income as a
  percentage of average
  interest-earning assets)                     3.69          3.95            3.95            4.37          4.67
Return on equity (net income
  divided by average equity)                  11.12         12.18           13.64           14.00         15.99
Return on assets (net income
  divided by average total assets)             0.97          1.13            1.21            1.44          1.63
Equity-to-assets ratio (average equity
  divided by average total assets)             8.74          9.31            8.89           10.29         10.22
Dividend payout ratio                         25.23         21.93           18.58           23.68         19.30
Allowance for loan losses as a
  percentage of nonperforming loans          224.81        444.75          180.71          129.17        194.24


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Dollars in thousands, except per share amounts)

BUSINESS OF DCB FINANCIAL CORP

DCB Financial Corp (the "Corporation") was incorporated under the laws of the State of Ohio on March 14, 1997, at the direction of management and approval of the shareholders of The Delaware County Bank and Trust Company (the "Bank") for the purpose of becoming a bank holding company by acquiring all outstanding shares of the Bank. The Bank is a commercial bank, chartered under the laws of the State of Ohio, and was organized in 1950. The Bank is the wholly-owned subsidiary of the Corporation.

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

As a financial holding company, the Corporation is subject to regulation, supervision and examination by the Federal Reserve Board. As a commercial bank chartered under the laws of the State of Ohio, the Bank is subject to regulation, supervision and examination by the State of Ohio Superintendent of Financial Institutions and the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC insures deposits in the Bank up to applicable limits. The Bank is also a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In the following pages, management presents an analysis of the Corporation's financial condition and results of operations as of and for the year ended December 31, 2000, compared to prior years. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.


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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $497,145 at year-end 2000 compared to $430,005 at year-end 1999, an increase of $67,140, or 15.6%. The growth in assets was the result of the investment of funds provided by borrowings and deposit growth into loans.

Total securities remained relatively stable at $131,798 at year-end 2000 compared to $127,154 at year-end 1999. The stability in securities was the result of the majority of proceeds from maturities, calls and principal repayments being reinvested in the portfolio. The Corporation invests primarily in U.S. Treasury notes, Obligations of U.S. government agencies and corporations, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") participation certificates and Collateralized Mortgage Obligations ("CMOs"). Securities classified as available for sale totaled $101,955, or 77.4% of the total securities portfolio, at year-end 2000. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $56,257 at year-end 2000, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $54,054, or 19.5%, from $277,468 at year-end 1999 to $331,522 at year-end 2000. Growth was experienced in the majority of loan categories; however, the largest increases were in real estate-related loans. Commercial real estate loans increased $18,937, or 22.8%, from $82,954 at year-end 1999 to $101,891 at year-end 2000. In addition, residential real estate and home equity loans increased $16,209, or 23.3%, from $69,611 at year-end 1999 to $85,820 at year-end 2000 while construction loans, both residential and commercial, increased $2,770, or 9.3%. The continued growth in total real estate loans is related to growth in the Corporation's market area, as the Corporation has not changed its philosophy regarding pricing or underwriting standards during the year. Strong population growth in the Corporation's market contributed to the increase. In addition, the Corporation has been able to take advantage of a strong local economy and the large number of businesses moving into the market. Commercial and industrial loans increased $9,384, or 24.0%. There is no concentration of lending to any one industry.

Due to the strong loan growth, the gross loan to deposit ratio increased to 79.1% at year-end 2000 compared to 74.6% at year-end 1999.

Premises and equipment increased $4,119 in 2000 from $4,384 at year-end 1999 to $8,503 at year-end 2000. The increase in fixed assets is mostly due to construction related the new corporate headquarters. The expected costs of the project are estimated to be approximately $5 million. As of December 31, 2000, the Corporation had paid costs of $2.7 million related to the new corporate headquarters.

During 2000, the Corporation purchased a 9% interest in ProFinance Holdings Corporation ("ProFinance"), the holding company for Century Surety Company, a property and casualty insurance company based in Columbus, Ohio. The Corporation's investment, which totaled $1,931, along with the investments of four other community banks comprises a 50% ownership interest. The remaining 50% of ProFinance is held by management of the company and a venture capital firm based in Columbus, Ohio.

Total deposits increased $47,146 or 12.7%, from $371,799 at year-end 1999 to $418,945 at year-end 2000. Noninterest-bearing deposits increased $5,677, or 10.0%, while interest-bearing deposits increased $41,469, or 13.2%. Interest-bearing demand and money market deposits decreased from 60.6% of total interest-bearing deposits at year-end 1999 to 56.1% of total interest-bearing deposits at year-end 2000 as the Corporation experienced a $9,032, or 4.7%, increase in volume of such accounts. Growth in such deposits has been primarily due to growth in the Corporation's market area, as the Corporation has not used special promotions to attract the increased volume. Management believes the funds received from this deposit growth are fairly stable based on the growth in the Corporation's market area. The Corporation experienced a $1,182 decrease in savings deposits while such accounts decreased from 13.8% of total interest-bearing deposits at year-end 1999 to 11.8% of total interest-bearing deposits at year-end 2000. Certificates of deposit increased $33,619, or 41.7%, comprising 32.1% of total interest-bearing deposits at year-end 2000 compared to 25.6% at year-end 1999. The increase in certificates of deposit was primarily due to the gain of price-sensitive public funds.

Borrowed funds totaled $30,422 at year-end 2000 compared to $16,889 at year-end 1999. The increase resulted as the Corporation borrowed an additional $25,000 from the FHLB through long-term advances in 2000 while repaying its short-term advances totaling $11,000 at year-end 1999. At year-end 2000, the Corporation also had a mortgage-matched advance with a remaining balance of $3,535 with an original term of 10 years and carrying a fixed interest rate of 5.10%. Principal and interest on the advance are due monthly. Borrowed funds also include a demand note issued to the U.S. Treasury that totaled $1,887 at year-end 2000 and $2,000 at year-end 1999.


COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

NET INCOME. Net income for 2000 totaled $4,625, decreasing slightly compared to net income for 1999 of $4,782. Earnings per share was $1.14 for 1999 and $1.11 for 2000. Return on average assets was 0.97% and 1.13% for 2000 and 1999, while return on average shareholders' equity was 11.12% and 12.18% over the same two years.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $16,460 for 2000 compared to $15,679 for 1999. The $781 increase in 2000 over 1999 was the result of an increase in the average level of interest-earning assets partially offset by an increase in the average level of interest-bearing liabilities. Growth in net interest income was also partly constrained by an increase in the average yield paid on interest-bearing liabilities from 4.48% in 1999 to 5.30% in 2000, while the average yield earned on interest-earning assets increased from 7.56% in 1999 to 8.07% in 2000. The increases in the average yield paid on interest-bearing liabilities and the average yield earned on interest-earning assets was the result for the most part of the rising interest rate environment experienced in 2000.

As a result of the aforementioned shifts in the components of interest-earning assets and interest-bearing liabilities, as well as movements in market interest rates, the Corporation's net interest margin, which is calculated by dividing net interest income by average interest-earning assets, decreased from 3.95% in 1999 to 3.68% in 2000.

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

The provision for loan and lease losses totaled $908 in 2000 compared to $1,495 in 1999. The decrease in the provision was due to a decrease in net charge-offs for 2000 partially offset by continued growth in the loan portfolio. Net charge-offs for 2000 were $367, which represents .12% of average loans, compared to net charge-offs of $650, or .25% of average loans in 1999.

The allowance for loan losses increased from $2,793 at year-end 1999 to $3,334 at year-end 2000. As a percent of gross loans and leases, the allowance remained constant at 1.01% at year-end 1999 and 2000. Nonperforming loans, defined as loans on nonaccrual status plus accruing loans past due 90 days or more, were $1,483, or 0.45% of gross loans, at year-end 2000 compared to $628, or .23% of gross loans, at year-end 1999. Such loans have been considered in management's analysis of the allowance for loan and lease losses. The allowance was 224.81% of nonperforming loans at year-end 2000, compared to 444.75% at year-end 1999.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income decreased $270, or 5.8%, in 2000 compared to 1999. The decrease was due primarily to a decrease in gains from sales of loans and data service fees partially offset by increased fee income from deposit and cash management accounts and the Corporation's trust department.

Total noninterest expense increased $1,203, or 10.1%, in 2000 compared to 1999. The increase was primarily the result of increases in salaries and employee benefits and other expense, which comprised $1,017 of the total increase. These were planned increases relating to increased staffing and the full year's effect of a new branch facility opened in 1999. The new branch is strategically located in an area of Franklin County currently experiencing strong population growth rates. With its broad line of products and services, the Corporation expects to be able to meet the needs of the market and obtain the business needed to sustain the new branch and contribute to overall profitability. Management expects noninterest expense to increase in the future due to the depreciation of the new corporate headquarters once complete.

INCOME TAXES. The change of income tax expense is primarily attributable to the change in income before income taxes. See Note 11 to the consolidated financial statements. The provision for income taxes totaled $2,206 in 2000 and $2,154 in 1999 resulting in effective tax rates of 32.3% and 31.1%.


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

NET INTEREST INCOME. Net interest income was $15,679 for 1999 compared to $14,605 for 1998. The $1,074 increase in 1999 over 1998 was the result of an increase in the average level of interest-earning assets partially offset by an increase in the average level of interest-bearing liabilities. Growth in net interest income was also partly constrained by a decrease in the average yield earned on interest-earning assets from 7.82% in 1998 to 7.56% in 1999, while the average yield on interest-bearing liabilities decreased from 4.81% in 1998 to 4.48% in 1999. The decrease in the average yield earned on interest-earning assets was the result of the decrease in the average yield earned on loans and leases from 8.82% in 1998 to 8.33% in 1999.

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

                                                                        Year ended December 31,
                                   ----------------------------------------------------------------------------------------------
                                                2000                             1999                            1998
                                   ------------------------------   ------------------------------  -----------------------------
                                     Average     Interest             Average   Interest              Average   Interest
                                   outstanding    earned/  Yield/   outstanding  earned/    Yield/  outstanding  earned/   Yield/
                                     balance       paid     rate      balance     paid       rate     balance     paid      rate
                                     -------       ----     ----      -------     ----       ----     -------     ----      ----
Interest-earning assets:
    Federal funds sold              $  4,894     $   297    6.07%    $  6,443    $   348     5.40%   $ 14,987    $   802    5.35%
    Securities (1)
       Taxable                        61,146       4,141    6.77       59,146      3,661     6.19      65,968      4,046    6.15
       Tax-exempt (2)                 11,621         557    4.79       12,936        621     4.80       8,416        434    5.17
    Mortgage-backed
       securities (1)                 56,520       3,759    6.65       53,572      3,327     6.21      41,887      2,586    6.19
    Loans and leases (3)             312,482      27,313    8.74      264,737     22,044     8.33     238,844     21,060    8.82
                                    --------     -------             --------    -------             --------    -------

       Total interest-earning
          assets                     446,663      36,067    8.07      396,834     30,001     7.56     370,102     28,928    7.82
                                                 -------                         -------                         -------

Noninterest-earning assets:
    Cash and amounts due
       from banks                     16,806                           15,324                          13,575
    Premises and equipment, net        5,098                            3,849                           3,781
    Other nonearning assets           10,420                            8,113                           4,580
    Allowance for loan losses         (3,084)                          (2,266)                         (1,903)
                                    --------                         --------                        --------

       Total assets                 $475,903                         $421,854                        $390,135
                                    ========                         ========                        ========

Interest-bearing liabilities:
    Demand and money market
       deposits                     $193,699      10,496    5.42%    $183,594      8,262     4.50%   $158,632      7,560    4.77%
    Savings deposits                  42,950       1,168    2.72       42,316      1,190     2.81      38,457      1,203    3.13
    Certificates of deposit          108,985       6,374    5.85       83,571      4,331     5.18      93,498      5,173    5.53
                                    --------     -------             --------    -------             --------    -------
       Total deposits                345,634      18,038    5.22      309,481     13,783     4.45     290,587     13,936    4.80

    Borrowed funds                    24,298       1,569    6.46       10,330        539     5.22       7,061        387    5.48
                                    --------     -------             --------    -------             --------    -------

       Total interest-bearing
          liabilities                369,932      19,607    5.30      319,811     14,322     4.48     297,648     14,323    4.81
                                                 -------                         -------                         -------


(Continued on next page)

                                                                        Year ended December 31,
                                   ----------------------------------------------------------------------------------------------
                                                2000                             1999                            1998
                                   ------------------------------   ------------------------------  -----------------------------
                                     Average     Interest             Average   Interest              Average   Interest
                                   outstanding    earned/  Yield/   outstanding  earned/    Yield/  outstanding  earned/   Yield/
                                     balance       paid     rate      balance     paid       rate     balance     paid      rate
                                     -------       ----     ----      -------     ----       ----     -------     ----      ----
(Continued)
Noninterest-bearing liabilities:
    Demand deposits                 $ 62,355                         $ 60,857                        $ 53,500
    Other liabilities                  2,011                            1,912                           4,291
                                    --------                         --------                        --------

       Total liabilities             434,298                          382,580                         355,439

Shareholders' equity                  41,605                           39,274                          34,696
                                    --------                         --------                        --------

       Total liabilities &
         shareholders' quity        $475,903                         $421,854                        $390,135
                                    ========                         ========                        ========

Net interest income; interest
    rate spread                                  $16,460     2.77%               $15,679      3.08%              $14,605     3.01%
                                                 =======   ======                =======    ======               =======   ======

Net interest margin (net
  interest income as a percent
  of average interest-earning
  assets)                                                    3.69%                            3.95%                          3.95%
                                                           ======                           ======                         --====

Average interest-earning
  assets to average
  interest-bearing liabilities                             120.74%                          124.08%                        124.34%
                                                           ======                           ======                         ======

------------------------

(1) Average balance includes unrealized gains and losses while yield is based on amortized cost.

(2) Interest on tax-exempt securities is reported on a historical basis without tax-equivalent adjustment. Interest on tax-exempt securities on a tax equivalent basis was $844 in 2000, $941 in 1999, and $658 in 1998.

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


                                                                 Year ended December 31,
                                          -----------------------------------------------------------------------
                                                     2000 vs.1999                        1999 vs. 1998
                                          -------------------------------   -------------------------------------
                                               Increase                             Increase
                                              (decrease)                           (decrease)
                                                due to                               due to
                                          ------------------                     ----------------
                                          Volume        Rate        Total        Volume       Rate         Total
                                          ------        ----        -----        ------       ----         -----
Interest income attributable to:
     Federal funds sold                  $   (90)     $    39      $   (51)     $  (461)     $     7      $  (454)
     Securities:
         Taxable                             127          353          480         (422)          37         (385)
         Tax-exempt                          (63)          (1)         (64)         219          (32)         187
     Mortgage-backed securities              189          243          432          726           15          741
     Loans and leases                      4,131        1,138        5,269        2,199       (1,215)         984
                                         -------      -------      -------      -------      -------      -------

              Total interest income        4,294        1,772        6,066        2,261       (1,188)       1,073
                                         -------      -------      -------      -------      -------      -------

Interest expense attributable to:
     Demand deposits                         474        1,760        2,234        1,141         (439)         702
     Savings deposits                         18          (40)         (22)         115         (128)         (13)
     Certificates of deposit               1,436          607        2,043         (527)        (315)        (842)
     Borrowings                              876          154        1,030          171          (19)         152
                                         -------      -------      -------      -------      -------      -------

              Total interest expense       2,804        2,481        5,285          900         (901)          (1)
                                         -------      -------      -------      -------      -------      -------

Increase (decrease) in net
  interest income                        $ 1,490      $  (709)     $   781      $ 1,361      $  (287)     $ 1,074
                                         =======      =======      =======      =======      =======      =======


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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's asset and liability management policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. Currently, $331,522, or 72.5%, of the Corporation's loan portfolio reprices on a regular basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

The following table provides information about the Corporation's financial instruments that are sensitive to changes in interest rates as of December 31, 2000, based on information and assumptions set forth in the Notes. The Corporation believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted average interest rate. For variable-rate loans the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior.

                                                                                                            Estimated
                                                                                                              Fair
                                 2001      2002         2003     2004       2005    Thereafter     Total      Value
                                 ----      ----         ----     ----       ----    ----------     -----      -----
Rate-sensitive assets:
Fixed-rate loans (1)         $  14,983   $10,562    $ 14,717   $ 19,408   $ 20,580   $ 10,796    $ 91,046    $ 91,123
Average interest rate             8.81%     9.45%       9.47%      8.91%      9.32%      9.17%       8.94%
Variable-rate loans (1) (2)     52,932    10,306       6,714      5,890      9,462    155,172     240,476     240,711
Average interest rate             9.95      9.58        9.35       9.33       9.58       8.73        8.71
Fixed-rate debt securities -
  available for sale (1)         4,631     2,683       6,133      2,184      6,172     45,967      67,770      67,770
Average interest rate             6.47      6.26        6.32       6.61       6.98       6.48        6.51
Fixed-rate debt securities -
  held to maturity (1)           1,323       661       1,113      1,213        221      1,196       5,727       5,794
Average interest rate             4.82      4.98        5.29       5.25       4.48       5.64        5.18
Fixed-rate mortgage-backed
  securities - available
  for sale (3)                   2,379     2,129       1,135      1,022        919      8,276      15,860      15,860
Average interest rate             6.69      6.66        6.69       6.69       6.69       6.69        6.69
Variable-rate mortgage-
  backed securities -
  available for sale (4)           814       773         735        698        663     12,598      16,281      16,281
Average interest rate             6.73      6.73        6.73       6.73       6.73       6.73        6.73
Fixed-rate mortgage-backed
  securities - held to
  maturity (3)                   4,038     3,551       2,273      2,330      1,287     10,637      24,116      24,162
Average interest rate             6.70      6.74        6.72       6.75       6.80       6.84        6.78
Federal funds sold (5)             700         -           -          -          -          -         700         700
Average interest rate             6.00         -           -          -          -          -        6.00

Total rate-sensitive assets     81,800    30,665      32,820     32,745     39,304    244,642     461,976     462,401
Average interest rate             9.14      8.54        7.02       8.43       8.80       8.06        8.14

(Continued on next page)

(Continued)

                                                                                                            Estimated
                                                                                                              Fair
                                 2001      2002         2003     2004       2005    Thereafter     Total      Value
                                 ----      ----         ----     ----       ----    ----------     -----      -----
Rate-sensitive liabilities:
Noninterest-bearing
  deposits (6)                $ 15,678   $ 12,542    $ 9,406    $ 7,839    $ 7,839   $  9,406    $ 62,710    $ 62,710
Average interest rate                -          -          -          -          -          -           -
Interest-bearing demand
  deposits (7)                  48,380     48,380     36,285     36,285     24,190     48,380     241,900     241,900
Average interest rate             4.95%      4.95%      4.95%      4.95%      4.95%      4.95%       4.95%
Time deposits (8)               92,660     20,350      1,222          3        -          100     114,335     116,502
Average interest rate             5.76       6.40       5.77       4.55          -       6.00        5.87
Fixed-rate borrowings (8)       12,259     15,391        412        433        456      1,471      30,422      30,157
Average interest rate             6.50       6.63       5.10       5.10       5.10       5.10        6.44

Total rate-sensitive
  liabilities                  168,977     96,663     47,325     44,560     32,485     59,357     449,367     451,269
Average interest rate             5.05       4.88       3.99       4.08       3.76       4.17        4.59


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

The principal cash flows and the weighted-average interest rates of rate-sensitive assets and liabilities expected at year-end 2000 did not significantly change from year-end 1999. The following table provides summary information about the Corporation's financial instruments that were sensitive to changes in interest rates as of year-end 1999 and was prepared using assumptions similar to that of the above table.


                                                                                                            Estimated
                                                                                                              Fair
                                 2001      2002         2003     2004       2005    Thereafter     Total      Value
                                 ----      ----         ----     ----       ----    ----------     -----      -----
Total rate-sensitive assets   $ 75,110   $ 26,257    $ 29,131   $ 30,022   $ 32,257   $217,443    $410,220    $409,595
Average interest rate             8.39%      7.98%       8.46%      7.92%      7.89%      7.72%       7.92%

Total rate-sensitive
  liabilities                 $118,275   $ 94,001    $ 45,504   $ 42,649   $ 30,967   $ 57,292    $388,688    $388,747
Average interest rate             4.27%      4.32%       3.65%      3.72%      3.44%      3.82%       4.02%

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

Cash and cash equivalents increased $1,659, or 9.9%, from $16,838 at year-end 1999 to $18,497 at year-end 2000. Cash and cash equivalents at year-end 2000 represented 3.7% of total assets compared to 3.9% of total assets at year-end 1999. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions which affected the Corporation's level of cash and cash equivalents, cash flows and liquidity during 2000 were securities purchases of $60,954; the net increase in loans of $53,802; the net increase in deposits of $47,146; securities sales of $31,765; the proceeds from long-term debt of $25,000; the receipt of proceeds from maturities and repayments of securities of $26,474; and the net decrease in short-term borrowings of $11,113.


CAPITAL RESOURCES

Total shareholders' equity increased $4,512, primarily due to earnings retained and the $1,057 after-tax increase in the fair value of securities available for sale. The increase is net of cash dividends paid of $1,170. The Corporation did not purchase any shares of treasury stock during 2000. However, management may purchase shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations that may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 13.7% at year-end 2000, while the Tier 1 risk-based capital ratio was 12.8%. Regulatory minimums call for a total risk-based capital ratio of 8%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.5% at year-end 2000 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.

In 2000, the Corporation announced plans to construct a new corporate headquarters near Delaware, Ohio. The expected costs of the project are estimated to be approximately $5 million. As of December 31, 2000, the Corporation had paid costs of $2.7 million related to the new corporate headquarters.


IMPACT OF NEW ACCOUNTING STANDARDS

Beginning January 1, 2001 a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This did not affect the Corporation's financial statements, as it had no derivative holdings.


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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is included under the heading "Asset and Liability Management and Market Risk" on pages 24 through 26 of this document.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA









                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
DCB Financial Corp
Delaware, Ohio


We have audited the accompanying consolidated balance sheets of DCB Financial Corp (the "Corporation") as of December 31, 2000 and 1999, and related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCB Financial Corp as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



                                             /s/ CROWE, CHIZEK AND COMPANY LLP
                                             -----------------------------------
                                             Crowe, Chizek and Company LLP
Columbus, Ohio
February 15, 2001

                               DCB FINANCIAL CORP
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)


                                                                                 2000                1999
                                                                              ---------           ---------
ASSETS
Cash and due from banks                                                       $  17,797           $  12,038
Federal funds sold                                                                  700               4,800
                                                                              ---------           ---------
     Total cash and cash equivalents                                             18,497              16,838
Securities available for sale, at fair value                                    101,955              91,909
Securities held to maturity (estimated fair value of $29,956 in 2000
  and $34,837 in 1999)                                                           29,843              35,245
Loans and leases                                                                331,522             277,468
Less allowance for loan and lease losses                                         (3,334)             (2,793)
                                                                              ---------           ---------
     Net loans and leases                                                       328,188             274,675
Premises and equipment, net                                                       8,503               4,384
Investment in unconsolidated affiliate                                            1,931                  --
Accrued interest receivable and other assets                                      8,228               6,954
                                                                              ---------           ---------

              Total assets                                                    $ 497,145           $ 430,005
                                                                              =========           =========

LIABILITIES
Deposits
     Noninterest-bearing                                                      $  62,710           $  57,033
     Interest-bearing                                                           356,235             314,766
                                                                              ---------           ---------
         Total deposits                                                         418,945             371,799
Borrowed funds                                                                   30,422              16,889
Accrued interest payable and other liabilities                                    2,879                 930
                                                                              ---------           ---------
     Total liabilities                                                          452,246             389,618

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 issued                                                                3,779               3,779
Retained earnings                                                                43,475              40,020
Treasury stock, 95,000 shares, at cost                                           (1,978)             (1,978)
Accumulated other comprehensive income (loss)                                      (377)             (1,434)
                                                                              ---------           ---------
     Total shareholders' equity                                                  44,899              40,387
                                                                              ---------           ---------

              Total liabilities and shareholders' equity                      $ 497,145           $ 430,005
                                                                              =========           =========


                 See accompanying notes to financial statements.

                               DCB FINANCIAL CORP
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)


                                                            2000           1999          1998
                                                           -------        -------       -------
INTEREST INCOME
     Loans, including fees                                 $27,313        $22,044       $21,060
     Securities
         Taxable                                             7,900          6,988         6,632
         Tax-exempt                                            557            621           434
     Federal funds sold and other                              297            348           802
                                                           -------        -------       -------
              Total interest income                         36,067         30,001        28,928

INTEREST EXPENSE
     Deposits                                               18,038         13,783        13,936
     Borrowings                                              1,569            539           387
                                                           -------        -------       -------
              Total interest expense                        19,607         14,322        14,323
                                                           -------        -------       -------

NET INTEREST INCOME                                         16,460         15,679        14,605

Provision for loan and leases losses                           908          1,495           469
                                                           -------        -------       -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         15,552         14,184        14,136

NONINTEREST INCOME
     Service charges on deposit accounts                     2,074          1,887         1,487
     Trust department income                                   383            306           231
     Securities gains (losses)                                 (19)            21            --
     Net gains from sales of loans                             266            535           752
     Data service fees                                         267            443           367
     Other                                                   1,442          1,491         1,302
                                                           -------        -------       -------
              Total noninterest income                       4,413          4,683         4,139

NONINTEREST EXPENSE
     Salaries and other employee benefits                    6,646          6,274         5,866
     Equipment                                               1,329          1,318         1,252
     Occupancy                                               1,136            965           991
     State franchise taxes                                     514            510           516
     Other                                                   3,509          2,864         2,748
                                                           -------        -------       -------
              Total noninterest expense                     13,134         11,931        11,373
                                                           -------        -------       -------

INCOME BEFORE INCOME TAXES                                   6,831          6,936         6,902

Provision for income taxes                                   2,206          2,154         2,168
                                                           -------        -------       -------

NET INCOME                                                 $ 4,625        $ 4,782       $ 4,734
                                                           =======        =======       =======

EARNINGS PER COMMON SHARE                                  $  1.11        $  1.14       $  1.13
                                                           =======        =======       =======


          See accompanying noted to consolidated financial statements.

                               DCB FINANCIAL CORP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)


                                                                                  Accumulated
                                                                                     Other           Total
                                         Common      Retained          Treasury  Comprehensive    Shareholders'
                                         Stock        Earnings          Stock        Income          Equity
                                         -----        --------          -----        ------          ------

Balance, January 1, 1998                 $3,779       $ 32,432        $  (416)       $   245        $ 36,040

Comprehensive income:
  Net income                                 --          4,734             --             --           4,734
  Other comprehensive income
    (loss), net of tax                       --             --             --            (20)            (20)
                                                                                                    --------
      Total comprehensive income                                                                       4,714

Cash dividends ($.21 per share)              --           (883)            --             --            (883)

Purchase of 75,000 treasury shares           --             --         (1,562)            --          (1,562)
                                         ------       --------        -------        -------        --------

Balance, December 31, 1998                3,779         36,283         (1,978)           225          38,309

Comprehensive income:
  Net income                                 --          4,782             --             --           4,782
  Other comprehensive income
    (loss), net of tax                       --             --             --         (1,659)         (1,659)
                                                                                                    --------
      Total comprehensive income                                                                       3,123

Cash dividends ($.25 per share)              --         (1,045)            --             --          (1,045)
                                         ------       --------        -------        -------        --------

Balance, December 31, 1999                3,779         40,020         (1,978)        (1,434)         40,387

Comprehensive income:
  Net income                                 --          4,625             --             --           4,625
  Other comprehensive income
    (loss), net of tax                       --             --             --          1,057           1,057
                                                                                                    --------
      Total comprehensive income                                                                       5,682

Cash dividends ($.28 per share)              --         (1,170)            --             --          (1,170)
                                         ------       --------        -------        -------        --------

Balance, December 31, 2000               $3,779       $ 43,475        $(1,978)       $  (377)       $ 44,899
                                         ======       ========        =======        =======        ========


          See accompanying noted to consolidated financial statements.

                               DCB FINANCIAL CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)


                                                                     2000             1999             1998
                                                                   --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                    $  4,625         $  4,782         $  4,734
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                                   912              741              677
         Provision for loan losses                                      908            1,495              469
         Deferred tax expense (benefit)                                 (51)            (106)             339
         Securities (gains) losses                                       19              (21)              --
         Net securities amortization (accretion)                       (226)              59             (428)
         Federal Home Loan Bank stock dividends                        (117)             (85)             (58)
         Change in loans held for sale                                 (619)           6,411           (4,481)
         Changes in other assets and other liabilities, net             178           (1,767)            (282)
                                                                   --------         --------         --------
              Net cash from operating activities                      5,629           11,509              970

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                  (58,108)         (44,335)         (62,406)
         Maturities and repayments                                   18,297           27,977           24,821
         Proceeds from sales                                         31,765           13,342               --
     Securities held to maturity
         Purchases                                                   (2,846)         (21,256)         (76,207)
         Maturities and repayments                                    8,177           35,234           81,434
     Net change in loans                                            (53,802)         (29,240)         (22,537)
     Premises and equipment expenditures                             (5,031)          (1,160)            (886)
     Purchase life insurance policies                                    --               --           (1,414)
     Purchase of investment in unconsolidated affiliate              (1,931)              --               --
                                                                   --------         --------         --------
              Net cash from investing activities                    (63,479)         (19,438)         (57,195)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                          47,146            2,881           46,434
     Net change in short-term borrowings                            (11,113)           7,775           (1,780)
     Proceeds from long-term debt                                    25,000               --            9,252
     Repayment of long-term debt                                       (354)            (336)          (5,027)
     Purchases of treasury stock                                         --               --           (1,562)
     Cash dividends paid                                             (1,170)          (1,045)            (883)
                                                                   --------         --------         --------
              Net cash from financing activities                     59,509            9,275           46,434
                                                                   --------         --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               1,659            1,346           (9,791)
Cash and cash equivalents at beginning of year                       16,838           15,492           25,283
                                                                   --------         --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 18,497         $ 16,838         $ 15,492
                                                                   ========         ========         ========


          See accompanying noted to consolidated financial statements.

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)


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

During 2000, the Corporation purchased a 9% interest in ProFinance Holdings Corporation, the holding company for Century Surety Company, a property and casualty insurance company. Accordingly, the investment is being carried at cost and is shown as investment in unconsolidated affiliate on the consolidated balance sheet. The investment will be reviewed for impairment when events indicate the carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the investment will be recorded at a discounted amount.

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

Cash Flow Reporting: Cash and cash equivalents include cash and due from banks and federal funds sold. Cash flows are reported net for customer loan and deposit transactions, short-term bankers' acceptances and short-term borrowings. The Corporation paid interest of $18,702, $14,312 and $14,220 for 2000, 1999 and 1998. Cash paid for income taxes was $2,032, $2,295 and $2,072 for 2000, 1999 and 1998. There were no significant noncash transactions.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in other comprehensive income, net of tax. Securities are classified as trading when held for short-term periods in anticipation of market gains, and are carried at fair value. Other securities, such as Federal Home Loan Bank stock, are carried at cost.


                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)



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

Loans Held for Sale: Certain residential mortgage loans are originated for sale in the secondary mortgage-loan market. These loans are included in real estate mortgage loans and are carried at the lower of cost or estimated fair value taken together. Net unrealized losses are recognized through a valuation allowance by charges to income. To mitigate the interest rate risk, fixed commitments may be obtained at the time loans are originated or identified for sale. Loans originated and held for sale totaled $1,105 and $486 at year-end 2000 and 1999.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

Concentrations of Credit Risk: The Corporation grants commercial, real estate and consumer loans primarily in Delaware County, Ohio, and surrounding areas. Loans for commercial real estate, farmland, construction and land development purposes comprise 40.5% of loans. Loans for commercial purposes comprise 14.6% of loans, and include loans secured by business assets and agricultural loans. Loans for residential real estate purposes, including home equity loans, aggregate 25.9% of loans. Loans and leases for consumer purposes are primarily secured by consumer assets and represent 19.0% of total loans. The borrowers' ability to honor their contracts is not dependent on the economic status of any single industry.


                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment: Asset cost is reported net of accumulated depreciation. Depreciation expense is calculated using the straight-line method based on the estimated useful lives of assets. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

Foreclosed Assets: Assets acquired in settlement of loans is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of initial amount or fair value less costs to sell. Expenses are charged to operations as incurred. Gains and losses on disposition and changes in the valuation allowance are reported in other income.

Loan Servicing: The Corporation has sold various mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), while retaining servicing rights. Gains and losses on loan sales are recorded at the time of the sale. Mortgage servicing rights are recorded as assets when the related loan is sold. These assets are amortized in proportion to, and over the period of, estimated net servicing income and are evaluated periodically for impairment. Impairment is evaluated based on the fair value of the rights using groupings of underlying loans with similar characteristics. Mortgage servicing rights totaled $192 and $224 at year-end 2000 and 1999.

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

New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to shareholders.

Earnings Per Common Share: Earnings per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding was 4,178,200 for 2000 and 1999 and 4,197,077 for 1998.



                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE 2 - SECURITIES

Year-end securities were as follows:

                                                                Gross        Gross          Estimated
                                                 Amortized   Unrealized    Unrealized          Fair
                                                   Cost         Gains        Losses            Value

                                                 ------------------------2000-------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury                                    $  1,012        $  4        $    --         $  1,016
U.S. government agencies and corporations          60,958         205           (480)          60,683
States and political subdivisions                   6,175           2           (106)           6,071
Mortgage-backed                                    32,339         128           (326)          32,141
                                                 --------        ----        -------         --------
   Total debt securities                          100,484         339           (912)          99,911
Other securities                                    2,038           6             --            2,044
                                                 --------        ----        -------         --------
   Total securities available for sale           $102,522        $345        $  (912)        $101,955
                                                 ========        ====        =======         ========

SECURITIES HELD TO MATURITY
States and political subdivisions                $  5,727        $103        $   (36)        $  5,794
Mortgage-backed                                    24,116         138            (92)          24,162
                                                 --------        ----        -------         --------
   Total securities held to maturity             $ 29,843        $241        $  (128)        $ 29,956
                                                 ========        ====        =======         ========

                                                 ------------------------1999-------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury                                    $  2,264        $  1        $    (4)        $  2,261
U.S. government agencies and corporations          54,451           7         (1,196)          53,262
States and political subdivisions                   6,535           2           (526)           6,011
Mortgage-backed                                    29,457          26           (503)          28,980
                                                 --------        ----        -------         --------
   Total debt securities                           92,707          36         (2,229)          90,514
Other securities                                    1,374          21             --            1,395
                                                 --------        ----        -------         --------
   Total securities available for sale           $ 94,081        $ 57        $(2,229)        $ 91,909
                                                 ========        ====        =======         ========

SECURITIES HELD TO MATURITY
States and political subdivisions                $  6,777        $ 68        $  (104)        $  6,741
Corporate                                             995           5             --            1,000
Mortgage-backed                                    27,473          24           (401)          27,096
                                                 --------        ----        -------         --------
   Total securities held to maturity             $ 35,245        $ 97        $  (505)        $ 34,837
                                                 ========        ====        =======         ========


                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)



NOTE 2 - SECURITIES (Continued)

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

The amortized cost and estimated fair value of debt securities at year-end 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                    Available for sale             Held to maturity
                                 ------------------------       -----------------------
                                  Amortized        Fair         Amortized        Fair
                                    Cost           Value          Cost           Value
Due in one year or less           $  4,622        $ 4,631        $ 1,323        $ 1,327
Due from one to five years          17,091         17,172          3,208          3,225
Due from five to ten years          35,567         35,489            782            797
Due after ten years                 10,865         10,478            414            445
Mortgage-backed securities          32,339         32,141         24,116         24,162
                                  --------        -------        -------        -------
                                  $100,484        $99,911        $29,843        $29,956
                                  ========        =======        =======        =======

Proceeds from the sales of securities available for sale totaled $31,765 for 2000 and $13,342 for 1999. Gross gains of $22 and $32 and gross losses of $41 and $11 were realized on those sales in 2000 and 1999, respectively. There were no sales of securities in 1998.

At year-end 2000, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and corporations, in an amount greater than 10% of shareholders' equity.

Investments with a carrying value of approximately $46,038 and $21,032 as of year-end 2000 and 1999 were pledged to secure public funds and other obligations.


NOTE 3 - LOANS AND LEASES

Year-end loans and leases were as follows:

                                                       2000             1999
                                                       ----             ----

Commercial and industrial                            $ 48,447        $ 39,063
Commercial real estate                                101,891          82,954
Residential real estate and home equity                85,820          69,611
Real estate construction and land development          32,493          29,723
Consumer and credit card                               52,149          45,977
Lease financing, net                                   10,722          10,140
                                                     --------        --------

                                                     $331,522        $277,468
                                                     ========        ========




                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)



NOTE 3 - LOANS AND LEASES (Continued)

Certain directors, executive officers and principal shareholders of the Corporation, including their immediate families and companies in which they are principal owners, were loan customers during 2000. A summary of activity on these borrower relationships with aggregate debt greater than $60,000 is as follows:

         Beginning balance              $ 8,056
         New loans and advances           1,602
         Payments                        (1,434)
                                        -------

         Ending balance                 $ 8,224
                                        =======

The following is a summary of the components of the Corporation's net investment in direct financing equipment and vehicle leases at year-end:

                                                   2000       1999
                                                  -------   -------

         Minimum lease payments receivable        $ 6,736   $ 6,160
         Lease residuals (unguaranteed)             5,944     5,892
                                                  -------   -------
                                                   12,680    12,052
         Unearned income                            1,958     1,912
                                                  -------   -------

                                                  $10,722   $10,140
                                                  =======   =======


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                                                   2000     1999     1998
                                                  ------   ------   ------

         Balance at beginning of year             $2,793   $1,948   $1,842
         Provision for loan and lease losses         908    1,495      469
         Loans charged off                          (506)    (826)    (568)
         Recoveries                                  139      176      205
                                                  ------   ------   ------

              Balance at end of year              $3,334   $2,793   $1,948
                                                  ======   ======   ======

Nonaccrual loans totaled approximately $1,278 and $472 at December 31, 2000 and 1999. Loans past due 90 days or more and still accruing interest totaled approximately $205 and $156 at December 31, 2000 and 1999. The Corporation had no impaired loans at December 31, 2000 or 1999 or during the years then ended.



                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)



NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                                       2000      1999
                                                      -------   ------

         Land                                         $ 1,226   $  552
         Buildings                                      3,940    2,805
         Furniture and equipment                        5,920    4,711
         Construction in progress                       2,015        -
                                                      -------   ------
                                                       13,101    8,068
         Accumulated depreciation and amortization      4,598    3,684
                                                      -------   ------

                                                      $ 8,503   $4,384
                                                      =======   ======


NOTE 6 - LEASE COMMITMENTS

The Corporation has long-term operating leases for branch offices and equipment, which expire at various dates through 2019. Rental expense on lease commitments for 2000, 1999 and 1998 amounted to $771, $678 and $686. The Corporation has entered into three leases for branch facilities with a partnership in which a director of the Corporation holds a controlling interest. The leases commenced on April 1, 1997, September 1, 1997 and May 24, 1999 and have a term of 20 years each with annual rental payments of $84, $71 and $94, respectively. The following is a summary of the future minimum-lease payments on the Corporation's lease obligations:

                           2001              $  989
                           2002                 940
                           2003                 658
                           2004                 377
                           2005                 377
                           Thereafter         4,537
                                             ------

                                             $7,878


NOTE 7 - INTEREST-BEARING DEPOSITS

Year-end interest-bearing deposits were as follows:

                                                           2000       1999

         Interest-bearing demand and money
           market deposits                               $199,736   $190,704
         Savings deposits                                  42,164     43,347
         Certificates of deposit
              In denominations under $100,000              75,682     72,136
              In denominations of $100,000 or more         38,653      8,579
                                                         --------   --------

                                                         $356,235   $314,766
                                                         ========   ========



                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)



NOTE 7 - INTEREST-BEARING DEPOSITS (Continued)

At year-end 2000, the scheduled maturities of certificates of deposit were as follows:

                           2001                $ 92,660
                           2002                  20,350
                           2003                   1,222
                           2004                       3
                           2005                       -
                           Thereafter               100
                                               --------

                                               $114,335


NOTE 8 - BORROWED FUNDS

The following table is a summary of year-end borrowings:

                                                               2000       1999
                                                               ----       ----

         Fixed-rate FHLB advance, 6.10%, due January 2000     $    --   $ 6,000
         Fixed-rate FHLB advance, 5.93%, due May 2000              --     5,000
         Fixed-rate FHLB advance, 6.72%, due December 2001     10,000         -
         Fixed-rate FHLB advance, 6,67%, due February 2002     15,000         -
         Fixed-rate FHLB advance, 5.10%, due October, 2008      3,535     3,889
         Demand note issued to the U.S. Treasury                1,887     2,000
                                                              -------   -------

                                                              $30,422   $16,889

As a member of the Federal Home Loan Bank of Cincinnati ("FHLB"), the Bank has the ability to obtain additional borrowings up to a maximum total of 50% of Bank assets, subject to the level of qualified one- to four-family residential real estate loans to pledge and FHLB stock owned.

FHLB advances are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio totaling $38,522 and the Bank's FHLB stock.

At year-end 2000, required annual principal payments on borrowed funds were as follows:

                           2001                 $12,259
                           2002                  15,391
                           2003                     412
                           2004                     433
                           2005                     456
                           Thereafter             1,471
                                                -------

                                                $30,422
                                                =======



                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)


NOTE 9 - RETIREMENT PLANS

The Corporation provides a 401(k) savings plan for all eligible employees. To be eligible, an individual must have at least 1,000 hours of service during a 12-consecutive-month period and must be 20 or more years of age. Participants are permitted to make voluntary contributions to the Plan of up to 10% of individual compensation. The Corporation matches 50% of those contributions up to a maximum match of 3% of the participant's compensation. The Corporation may also provide an additional discretionary contribution. Employee voluntary contributions are vested at all times and Corporation contributions are fully vested after three years. The 2000, 1999 and 1998 expense related to this plan was $174, $192 and $175.

In 1998, the Corporation implemented a supplemental post-retirement benefit plan for the benefit of certain officers. The plan is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The benefits will be paid for a period of 15 years after retirement. The amount of each officer's benefit will depend on their salary at retirement as well as their other sources of retirement income. The Corporation accrues the cost of these post-retirement benefits during the working careers of the officers. Expense under this plan was $108 and $100 in 2000 and 1999 and immaterial in 1998.

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


NOTE 10 - OTHER NONINTEREST EXPENSE

Other noninterest expense consisted of the following:

                                          2000     1999     1998
                                          ----     ----     ----

         Advertising and marketing       $  415   $  344   $  285
         Postage, freight and courier       367      326      292
         Office supplies                    320      264      324
         Other expenses                   2,407    1,930    1,847
                                         ------   ------   ------

                                         $3,509   $2,864   $2,748
                                         ======   ======   ======


NOTE 11 - INCOME TAXES

The provision for income taxes consists of the following:

                                              2000     1999     1998
                                              ----     ----     ----

         Current tax expense                 $2,257   $2,260   $1,829
         Deferred tax expense (benefit)         (51)    (106)     339
                                             ------   ------   ------

                                             $2,206   $2,154   $2,168
                                             ======   ======   ======




                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)



NOTE 11 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities consist of the following:

                                                                           2000            1999
                                                                         -------         -------
          Deferred tax assets:
               Allowance for loan losses in excess of tax reserve        $   948         $   764
               Unrealized loss on securities available for sale              194             739
               Other                                                          78              45
                                                                         -------         -------
                                                                           1,220           1,548
          Deferred tax liabilities:
               Investment accretion                                          (16)            (15)
               Federal Home Loan Bank stock dividends                       (133)            (94)
               Deferred loan fees and costs                                 (159)            (97)
               Leases                                                     (1,111)         (1,106)
               Depreciation                                                 (193)           (123)
               Mortgage servicing rights                                     (65)            (76)
                                                                         -------         -------
                                                                          (1,677)         (1,511)
                                                                         -------         -------

          Net deferred tax asset (liability)                             $  (457)        $    37
                                                                         =======         =======

The difference between financial statement tax provision and amounts computed by applying the statutory federal income tax rate of 34.0% to income before income taxes was as follows:

                                                          2000            1999             1998
                                                          ----            ----             ----
          Income taxes computed at the statutory
            federal tax rate on pre-tax income          $ 2,322          $ 2,358          $ 2,347
          Tax effect of
               Tax exempt income                           (171)            (210)            (168)
               Other                                         55                6              (11)
                                                        -------          -------          -------

                                                        $ 2,206          $ 2,154          $ 2,168
                                                        =======          =======          =======

          Effective tax rate                               32.3%            31.1%            31.4%
                                                        =======          =======          =======

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


                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)



NOTE 12 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS
  WITH OFF-BALANCE-SHEET RISK (Continued)

Reserve Requirements: The Corporation was required to have $6,490 and $6,185 of cash on hand or on deposit with the Federal Reserve to meet regulatory reserve requirements at year-end 2000 and 1999. These balances do not earn interest.

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

Financial instruments with off-balance-sheet risk at year-end were as follows:

                                            2000          1999
                                            ----          ----
         Commitments to extend credit     $71,214       $76,918
         Standby letters of credit            671           809

At year-end 2000 and 1999, and included above, commitments to make fixed-rate loans at current market rates totaled $4,049 and $10,094. There were no fixed-rate standby letters of credit at year-end 2000 or 1999. The interest rates on fixed-rate commitments ranged from 4.96% to 12.50% for 2000 and 6.88% to 10.50% for 1999.

Employment Agreements: The Bank has employment agreements with certain officers of the Bank. The agreements provide for terms of one year that renew automatically unless prior written notice is provided to the officer.



                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)


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

The minimum capital requirements are as follows:

                                    Capital to risk
                                     weighted assets
                                   -------------------     Tier 1 capital
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

At year-end, actual capital levels and minimum required levels were:

                                                                                                     Minimum Required
                                                                                                        To Be Well
                                                                             Minimum Required           Capitalized
                                                                               For Capital         Under Prompt Corrective
                                                        Actual              Adequacy Purposes        Action Regulations
                                                        ------              -----------------        ------------------
                                                 Amount         Ratio       Amount      Ratio       Amount          Ratio
                                                 ------         -----       ------      -----       ------          -----
2000
Total capital (to risk-weighted assets)
   Corporation                                  $48,718          13.7%      $28,477      8.0%      $35,596          10.0%
   Bank                                          44,786          12.7        28,310      8.0        35,387          10.0
Tier 1 capital (to risk-weighted assets)
   Corporation                                   45,381          12.8        14,238      4.0        21,357           6.0
   Bank                                          41,449          11.7        14,155      4.0        21,232           6.0
Tier 1 capital (to average assets)
   Corporation                                   45,381           9.5        19,035      4.0        23,794           5.0
   Bank                                          41,449           8.8        18,932      4.0        23,665           5.0





                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)


NOTE 13 - REGULATORY MATTERS (Continued)

                                                                                                    Minimum Required
                                                                                                       To Be Well
                                                                           Minimum Required            Capitalized
                                                                              For Capital          Under Prompt Corrective
                                                      Actual                Adequacy Purposes        Action Regulations
                                                      ------                -----------------        ------------------
                                                Amount       Ratio          Amount     Ratio         Amount      Ratio
                                                ------       -----          ------     -----         ------      -----
1999
Total capital (to risk-weighted assets)
   Corporation                                  $44,602       14.7%        $24,211       8.0%        $30,264       10.0%
   Bank                                          42,562       14.1          24,218       8.0          30,272       10.0
Tier 1 capital (to risk-weighted assets)
   Corporation                                   41,800       13.8          12,106       4.0          18,158        6.0
   Bank                                          39,760       13.1          12,109       4.0          18,163        6.0
Tier 1 capital (to average assets)
   Corporation                                   41,800        9.7          17,232       4.0          21,540        5.0
   Bank                                          39,760        9.2          17,232       4.0          21,540        5.0

As of the latest regulatory examinations, the Corporation and the Bank were categorized as well capitalized. Management is not aware of any matters subsequent to these examinations that would cause the Corporation's or the Bank's regulatory capital category to change.

Dividends are paid by the Corporation from its assets, which are mainly provided by dividends from the Bank. Restrictions by banking regulations limit the amount of funds the Bank can transfer to the Corporation in the form of dividends. The most restrictive provision requires approval by regulatory authorities if dividends declared in any year exceed the year's net income, as defined, plus retained net profits of the two preceding years. The amount of the Bank's retained earnings available for dividends without approval from its supervising regulator was $7,712 at December 31, 2000.


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

                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)



NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Long-term Debt: The fair value of long-term debt is estimated by discounting future cash flows using currently available rates for similar financing.

Commitments to Extend Credit and Standby Letters of Credit: The fair values of these items are not material and are therefore not included on the following schedule.

The estimated year-end fair values of financial instruments were as follows:

                                              -----------2000----------           ------------1999----------
                                               Carrying           Fair             Carrying           Fair
                                                Value            Value               Value            Value
                                                -----            -----               -----            -----
Financial assets:
         Cash and cash equivalents            $  18,497         $  18,497         $  16,838         $  16,838
         Securities available for sale          101,955           101,955            91,909            91,909
         Securities held to maturity             29,843            29,956            35,245            34,837
         Loans (excluding leases)               317,466           317,778           264,535           266,159
         Accrued interest receivable              3,620             3,620             2,816             2,816

Financial liabilities:
         Noninterest-bearing deposits           (62,710)          (62,710)          (57,033)          (57,033)
         Interest-bearing deposits             (356,235)         (358,403)         (314,766)         (315,495)
         Borrowings                             (30,422)          (30,157)          (16,889)          (16,219)
         Accrued interest payable                (1,947)           (1,947)           (1,042)           (1,042)


NOTE 15 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components were as follows:

                                                                2000             1999          1998
                                                                ----             ----          ----
      Unrealized holding gains and losses on
        available-for-sale securities                          $ 1,586         $(2,493)        $(30)
      Reclassification adjustments for gains and losses
        later recognized in income                                  19             (21)          --
                                                               -------         -------         ----
      Net unrealized gains and losses                            1,605          (2,514)         (30)
      Tax effect                                                  (548)            855           10
                                                               -------         -------         ----

      Other comprehensive income (loss)                        $ 1,057         $(1,659)        $(20)
                                                               =======         =======         ====


                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)



NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of DCB Financial Corp is as follows:

                            CONDENSED BALANCE SHEETS
                           December 31, 2000 and 1999


                                                                   2000             1999
                                                                   ----             ----
          ASSETS
          Cash and cash equivalents                              $  1,965         $  1,955
          Investment in subsidiary                                 40,941           38,348
          Investment in unconsolidated affiliate                    1,931               --
          Other assets                                                 51               --
                                                                 --------         --------

               Total assets                                      $ 44,888         $ 40,303
                                                                 ========         ========

          LIABILITIES
          Other liabilities                                      $    (11)        $    (84)

          SHAREHOLDERS' EQUITY                                     44,899           40,387
                                                                 --------         --------

               Total liabilities and shareholders' equity        $ 44,888         $ 40,303
                                                                 ========         ========


                         CONDENSED STATEMENTS OF INCOME
                  Years ended December 31, 2000, 1999 and 1998


                                                                 2000            1999             1998
                                                                 ----            ----             ----
          INTEREST AND DIVIDEND INCOME
          Dividends from subsidiary                             $ 3,101         $ 1,045         $ 2,416
          Other                                                      42              --               6
                                                                -------         -------         -------
              Total interest and dividend income                  3,143           1,045           2,422

          Operating expenses                                         64             136              53
                                                                -------         -------         -------

          Income before income taxes and equity in
            undistributed earnings of subsidiary                  3,079             909           2,369
          Income tax benefit                                        (11)            (45)            (16)
                                                                -------         -------         -------
          Income before equity in undistributed
            earnings of subsidiary                                3,090             954           2,385
          Equity in undistributed earnings of subsidiary          1,535           3,828           2,349
                                                                -------         -------         -------

          NET INCOME                                            $ 4,625         $ 4,782         $ 4,734
                                                                =======         =======         =======


                                  (Continued)

                               DCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)


NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

                          CONDENSED STATEMENTS OF CASH
               FLOWS Years ended December 31, 2000, 1999 and 1998


                                                                     2000           1999           1998
                                                                     ----           ----           ----
          CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                               $ 4,625        $ 4,782        $ 4,734
          Adjustments to reconcile net income
            to cash provided by operations:
               Equity in undistributed income of subsidiary         (1,535)        (3,828)        (2,349)
               Net change in other assets/other liabilities             21             11              3
                                                                   -------        -------        -------
                   Net cash from operating activities                3,111            965          2,388

          CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of investment in unconsolidated affiliate        (1,931)            --             --
          Principal payments received on loan to subsidiary             --             --          2,000
                                                                   -------        -------        -------
                   Net cash from investing activities               (1,931)            --          2,000

          CASH FLOWS FROM FINANCING ACTIVITIES
          Purchases of treasury stock                                   --             --         (1,562)
          Cash dividends paid                                       (1,170)        (1,045)          (883)
                                                                   -------        -------        -------
                   Net cash from financing activities               (1,170)        (1,045)        (2,445)
                                                                   -------        -------        -------

          Net change in cash and cash equivalents                       10            (80)         1,943
          Cash and cash equivalents at beginning of period           1,955          2,035             92
                                                                   -------        -------        -------

          CASH AT END OF YEAR                                      $ 1,965        $ 1,955        $ 2,035
                                                                   =======        =======        =======


NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                 Interest    Net Interest     Net         Earnings
                                  Income        Income       Income      Per Share
2000
         First quarter            $8,143        $3,980       $1,062        $0.25
         Second quarter            8,724         4,130        1,220         0.30
         Third quarter             9,338         4,057        1,228         0.30
         Fourth quarter            9,862         4,293        1,115         0.26

1999
         First quarter            $7,330        $3,836       $1,225        $0.29
         Second quarter            7,267         3,931        1,309         0.32
         Third quarter             7,516         3,847        1,128         0.27
         Fourth quarter            7,888         4,065        1,120         0.26

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.


PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

This information is included in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of DCB Financial Corp (the "Proxy Statement") under the captions "Election of Directors and Information with Respect to Directors and Officers", "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Section 16(A) of the Securities Exchange Act of 1934" and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

This information is included in the section captioned "Executive Compensation and Other Information" of the Proxy Statement and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is included in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information is included in the section captioned "Certain Relationships and Related Transactions" of the Proxy Statement and is incorporated herein by reference.

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

              3.2 Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant's Form S-4, File No.
                         333-15579, effective January 10, 1997)

             10.1 Employment agreement with Mr. Coburn (incorporated by reference to Registrant's Form 8-B, File No. 000-22387, effective April 15, 1997)

             10.2 Employment agreement with Mr. Westbrook (incorporated by reference to Registrant's Form 8-B, File No.
                         000-22387, effective April 15, 1997)

             10.3 Employment agreement with Mr. Whitney (incorporated by reference to Registrant's Form 10-K, File No. 0-22387, effective March 25, 1998)

             10.4 Employment agreement with Mr. Bernon (incorporated by reference to Registrant's Form 10-K, File No. 0-22387, effective March 27, 2000)

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


                                          DCB FINANCIAL CORP

                                          By: /s/ LARRY D. COBURN
                                             --------------------------------
                                             Larry D. Coburn, President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 28, 2001.

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


/s/ RODNEY B. HURL, M.D.                                           Director
--------------------------------------------
Rodney B. Hurl, M.D.


/s/ THOMAS T. PORTER                                               Director
--------------------------------------------
Thomas T. Porter


/s/ EDWARD A. POWERS                                               Director
--------------------------------------------
Edward A. Powers


/s/ MERRILL KAUFMAN                                                Director
--------------------------------------------
Merrill Kaufman


/s/ GARY M. SKINNER                                                Director
--------------------------------------------
Gary M. Skinner

              Signatures                                             Title
              ----------                                             -----
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

     3.2        Code of Regulations of DCB Financial Corp (incorporated
                by reference to Registrant's Form S-4, File No.
                333-15579, effective January 10, 1997)                                         N/A

    10.1        Employment agreement with Mr. Coburn (incorporated by
                reference to Registrant's Form 8-B, File No. 000-22387,
                effective April 15, 1997)                                                      N/A

    10.2        Employment agreement with Mr. Westbrook (incorporated
                by reference to Registrant's Form 8-B, File No.
                000-22387, effective April 15, 1997)                                           N/A

    10.3        Employment agreement with Mr. Whitney (incorporated by
                reference to Registrant's 1997 Form 10-K, File No.
                0-22387, effective March 25, 1998)                                             N/A

    10.4        Employment agreement with Mr. Bernon (incorporated by
                reference to Registrant's 1997 Form 10-K, File No.
                0-22387, effective March 27, 2000)                                             N/A

    11          Statement Regarding Computation of Per Share Earnings                           55

    21          Subsidiaries of DCB Financial Corp                                              56

    23          Consent of Independent Auditors                                                 57