Form 10-Q
period 2001-03-31
DCB FINANCIAL CORP
filed 2001-05-15
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              Commission file number:                  0-22387
                                                     -----------

                               DCB Financial Corp.
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                     31-1469837
--------------------------------        --------------------------------------
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

Common stock, no par value                    Outstanding at April 30, 2001:
                                              4,178,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

--------------------------------------------------------------------------------

                                Table of Contents




PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements
                                                                           Page
                                                                           ----
Consolidated Balance Sheets..............................................    3

Consolidated Statements of Income........................................    4

Consolidated Statements of Comprehensive Income..........................    5

Condensed Consolidated Statements of Changes in
     Shareholders' Equity................................................    6

Condensed Consolidated Statements of Cash Flows..........................    7

Notes to the Consolidated Financial Statements...........................    8


ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................   12


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk......   17


PART II - OTHER INFORMATION..............................................   18


SIGNATURES   ............................................................   19

                               DCB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

                                                                                      March 31,       December 31,
                                                                                        2001              2000
                                                                                        ----              ----
ASSETS
Cash and due from banks                                                             $      16,280    $       17,797
Federal funds sold                                                                         13,001               700
                                                                                    -------------    --------------
     Total cash and cash equivalents                                                       29,281            18,497
Securities available for sale, at fair value                                               90,149           101,955
Securities held to maturity (estimated fair values of $32,244 at
  March 31, 2001 and $29,956 at December 31, 2000)                                         31,760            29,843
Loans and leases                                                                          333,935           331,522
Less allowance for loan and lease losses                                                   (3,415)           (3,334)
                                                                                    -------------    --------------
     Net loans and leases                                                                 330,520           328,188
Premises and equipment, net                                                                 9,732             8,503
Accrued interest receivable and other assets                                               10,901            10,159
                                                                                    -------------    --------------

         Total assets                                                               $     502,343    $      497,145
                                                                                    =============    ==============

LIABILITIES
Deposits
     Noninterest-bearing                                                            $      58,540    $       62,710
     Interest-bearing                                                                     364,238           356,235
                                                                                    -------------    --------------
         Total deposits                                                                   422,778           418,945
Borrowed funds                                                                             29,145            30,422
Accrued interest payable and other liabilities                                              3,697             2,879
                                                                                    -------------    --------------
         Total liabilities                                                                455,620           452,246

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                                                   3,779             3,779
Retained earnings                                                                          44,590            43,475
Treasury stock, 95,000 shares, at cost                                                     (1,978)           (1,978)
Accumulated other comprehensive income                                                        332              (377)
                                                                                    -------------    --------------
         Total shareholders' equity                                                        46,723            44,899
                                                                                    -------------    --------------

         Total liabilities and shareholders' equity                                 $     502,343    $      497,145
                                                                                    =============    ==============


--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       2001               2000
                                                                                       ----               ----
INTEREST INCOME
     Loans, including fees                                                        $        7,324    $         6,094
     Securities
         Taxable                                                                           1,946              1,882
         Tax-exempt                                                                          123                140
     Federal funds sold and other                                                             77                 27
                                                                                  --------------    ---------------
              Total interest income                                                        9,470              8,143

INTEREST EXPENSE
     Deposits                                                                              4,424              3,884
     Borrowings                                                                              474                279
                                                                                  --------------    ---------------
              Total interest expense                                                       4,898              4,163
                                                                                  --------------    ---------------

NET INTEREST INCOME                                                                        4,572              3,980

Provision for loan losses                                                                    130                322
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS                                          4,442              3,658

NONINTEREST INCOME
     Service charges on deposit accounts                                                     530                480
     Trust department income                                                                 168                108
     Data service fees                                                                        90                 78
     Securities gains (losses)                                                                 -                (19)
     Net gains from sales of loans                                                           143                 24
     Other                                                                                   438                342
                                                                                  --------------    ---------------
              Total noninterest income                                                     1,369              1,013

NONINTEREST EXPENSE
     Salaries and other employee benefits                                                  1,920              1,631
     Occupancy                                                                               285                249
     Equipment                                                                               416                351
     State franchise taxes                                                                   128                129
     Other                                                                                   963                784
                                                                                  --------------    ---------------
              Total noninterest expense                                                    3,712              3,144
                                                                                  --------------    ---------------

INCOME BEFORE INCOME TAXES                                                                 2,099              1,527

Provision for income taxes                                                                   692                465
                                                                                  --------------    ---------------

NET INCOME                                                                        $        1,407    $         1,062
                                                                                  ==============    ===============

EARNINGS PER COMMON SHARE                                                         $          .34    $           .25
                                                                                  ==============    ===============

              See notes to the consolidated financial statements.

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       -----------------------
                                                                                       2001               2000
                                                                                       ----               ----

NET INCOME                                                                        $        1,407    $         1,062

OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized gain/(loss) on available for sale securities
       arising during the period                                                             709               (431)
     Reclassification adjustment for amounts realized on
       securities sales included in net income                                                 -                 13
                                                                                  --------------    ---------------

COMPREHENSIVE INCOME                                                              $        2,116    $           644
                                                                                  ==============    ===============









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

                               DCB FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                       2001           2000
                                                       ----           ----

BALANCE AT BEGINNING OF PERIOD                     $    44,899     $    40,387

Net income                                               1,407           1,062

Dividends declared ($.07 per share in 2001 and
  $.07 per share in 2000)                                 (292)           (292)

Change in unrealized gain/loss on
  securities available for sale, net of tax                709            (418)
                                                   -----------     -----------

BALANCE AT END OF PERIOD                           $    46,723     $    40,739
                                                   ===========     ===========


















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

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                             2001           2000
                                                                                             ----           ----

NET CASH FLOWS FROM OPERATING ACTIVITIES                                                $    (1,099)    $       991

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                          (10,684)        (20,855)
         Maturities and repayments                                                            1,184           2,948
         Proceeds from sales and calls                                                       22,478          18,202
     Securities held to maturity
         Purchases                                                                           (3,503)           (586)
         Maturities and repayments                                                            1,562           2,607
     Net change in loans                                                                         77         (23,161)
     Premises and equipment expenditures                                                     (1,495)           (506)
                                                                                        -----------     -----------
              Net cash from investing activities                                              9,619         (21,351)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                                   3,833          24,397
     Net change in short-term borrowings                                                     (1,186)           (523)
     Repayment of long-term borrowings                                                          (91)            (87)
     Cash dividends paid                                                                       (292)           (292)
                                                                                        -----------     -----------
         Net cash from financing activities                                                   2,264          23,495
                                                                                        -----------     -----------

Net change in cash and cash equivalents                                                      10,784           3,135

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               18,497          16,838
                                                                                        -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $    29,281     $    19,973
                                                                                        ===========     ===========


SUPPLEMENTAL DISCLOSURES
     Cash paid for income taxes                                                         $         -     $         -
     Cash paid for interest                                                                   5,047           3,957


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

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at March 31, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 2000, included in its 2000 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2000 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

Earnings per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding was 4,178,200 for both the three months ended March 31, 2001 and 2000. The Corporation had no potentially dilutive securities.

Beginning January 1, 2001 a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This standard did not have a material effect on the Corporation's financial condition or results of operations.

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

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities were as follows:


                                                                         Gross        Gross        Estimated
                                                          Amortized   Unrealized   Unrealized        Fair
                                                            Cost         Gains       Losses          Value
                                                            ----         -----       ------          -----

                                                        -------------------March 31, 2001-----------------
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury                                      $    1,009    $       11   $        -   $    1,020
     U.S. government agencies
       and corporations                                     44,954           592         (228)      45,318
     States and political subdivisions                       6,680            14          (53)       6,641
     Mortgage-backed securities                             34,924           295         (134)      35,085
                                                        ----------    ----------   ----------   ----------
              Total debt securities                         87,567           912         (415)      88,064

     Other securities                                        2,075            10            -        2,085
                                                        ----------    ----------   ----------   ----------

     Total securities available for sale                $   89,642    $      922   $     (415)  $   90,149
                                                        ==========    ==========   ==========   ==========

SECURITIES HELD TO MATURITY

     States and political subdivisions                  $    5,637    $      183   $       (5)  $    5,815
     Mortgage-backed securities                             26,123           333          (27)      26,429
                                                        ----------    ----------   ----------   ----------

     Total securities held to maturity                  $   31,760    $      516   $      (32)  $   32,244
                                                        ==========    ==========   ==========   ==========


                                                        ------------------December 31, 2000---------------
SECURITIES AVAILABLE FOR SALE
     U.S. Treasury                                      $    1,012    $        4   $        -   $    1,016
     U.S. government agencies
       and corporations                                     60,958           205         (480)      60,683
     States and political subdivisions                       6,175             2         (106)       6,071
     Mortgage-backed securities                             32,339           128         (326)      32,141
                                                        ----------    ----------   ----------   ----------
              Total debt securities                        100,484           339         (912)      99,911

     Other securities                                        2,038             6            -        2,044
                                                        ----------    ----------   ----------   ----------

     Total securities available for sale                $  102,522    $      345   $     (912)  $  101,955
                                                        ==========    ==========   ==========   ==========

SECURITIES HELD TO MATURITY
     States and political subdivisions                  $    5,727    $      103   $      (36)  $    5,794
Mortgage-backed securities                                  24,116           138          (92)      24,162
                                                        ----------    ----------   ----------   ----------

     Total securities held to maturity                  $   29,843    $      241   $     (128)  $   29,956
                                                        ==========    ==========   ==========   ==========

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

At March 31, 2001, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at March 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                         Available for sale          Held to maturity
                                         ------------------          ----------------
                                         Amortized     Fair       Amortized      Fair
                                           Cost        Value        Cost         Value
                                           ----        -----        ----         -----

Due in one year or less               $    4,075   $    4,107    $   1,316    $    1,326
Due from one to five years                12,860       13,039        3,343         3,428
Due from five to ten years                23,422       23,786          564           591
Due after ten years                       12,286       12,047          414           470
Mortgage-backed securities                34,924       35,085       26,123        26,429
                                      ----------   ----------    ---------    ----------

                                      $   87,567   $   88,064    $  31,760    $   32,244
                                      ==========   ==========    =========    ==========

Proceeds from the sales and calls of available-for-sale securities during the three months ended March 31, 2001 and 2000 were $22,478 and $18,202. Gross gains of $3 and $2 and gross losses of $3 and $21 were realized on those sales.


NOTE 3 - LOANS AND LEASES

Loans and leases consisted of the following:

                                                                                   March 31,      December 31,
                                                                                     2001             2000
                                                                                     ----             ----

         Commercial and industrial                                               $    49,220    $     48,447
         Commercial real estate                                                      102,290         101,891
         Residential real estate and home equity                                      86,929          85,820
         Real estate construction and land development                                33,222          32,493
         Consumer and credit card                                                     52,177          52,149
         Lease financing, net                                                         10,097          10,722
                                                                                 -----------    ------------

                                                                                 $   333,935    $    331,522
                                                                                 ===========    ============

Included in residential real estate and home equity loans are loans held for sale of $3,385 at March 31, 2001 and $1,105 at December 31, 2000.

--------------------------------------------------------------------------------

                                   (Continued)

                              DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three months ended March 31, 2001 and 2000 is as follows:

                                                      2001         2000
                                                      ----         ----

         Balance - January 1                       $   3,334   $   2,793
         Provision for loan losses                       130         322
         Loans charged off                               (86)       (152)
         Recoveries                                       37          25
                                                   ---------   ---------

         Balance - March 31                        $   3,415   $   2,988
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

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amount of these instruments are not included in the consolidated financial statements. At March 31, 2001 and December 31, 2000, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $61,536 and $71,885. Of these commitments, fixed-rate commitments totaled $5,437 and $4,049 at March 31, 2001 and December 31, 2000. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
            and Results of Operations
            -------------------------


INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp. (the "Corporation") at March 31, 2001 compared to December 31, 2000, and the consolidated results of operations for the three months ended March 31, 2001 compared to the same period in 2000. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.


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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $502,343 at March 31, 2001 compared to $497,145 at December 31, 2000, an increase of $5,198, or 1.0%. The increase in assets was the result of an increase in loans and federal funds sold partially offset by a decrease in securities.

Federal funds sold increased $12,301, from $700 at December 31, 2000 to $13,001 at March 31, 2001. This increase was the result of the Corporation decreasing its investment in securities to fund anticipated future loan growth during the three months ended March 31, 2001.

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

--------------------------------------------------------------------------------

Total securities decreased $9,889, or 7.5%, from $131,798 at December 31, 2000 to $121,909 at March 31, 2001. The decrease was the result of the proceeds from maturities, calls and principal repayments not being reinvested due to an anticipated future increase in loan demand during 2001. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities classified as available for sale totaled $90,149, or 73.9% of the total securities portfolio, at March 31, 2001. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $61,208 at March 31, 2001, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $2,413, or .7%, from $331,522 at December 31, 2000 to $333,935 at March 31, 2001. The majority of the growth was experienced in residential real estate and home equity loans and commercial and industrial loans which increased $1,109, or 1.3%, and $774, or 1.6%, respectively. The Corporation attributes this growth to a strong local economy and the large number of businesses moving into the market area. There is no significant concentration of lending to any one industry. There was also growth in real estate construction and land development loans of $729, or 2.2%, commercial real estate loans of $399, or .4%, and consumer and credit card loans of $28, or .1%.

The gross loan to deposit ratio remained stable at 79.0% at March 31, 2001, compared to 79.1% at December 31, 2000.

Total deposits increased $3,833, or .9%, from $418,945 at December 31, 2000 to $422,778 at March 31, 2001. Noninterest-bearing deposits decreased $4,170, or 6.6%, while interest-bearing deposits increased $8,003, or 2.2%. Interest-bearing demand and money market deposits comprised 56.3% of total interest-bearing deposits at March 31, 2001 compared to 56.1% of total interest-bearing deposits at December 31, 2000, while the Corporation experienced a $5,482, or 2.7%, increase in volume in such accounts. The increase was primarily in the Corporation's "Bank Investment" deposit accounts, which offer a variable interest rate tied to the 3 Month Treasury Bill. Savings deposits represented 11.8% of total interest-bearing deposits at both December 31, 2000 and March 31, 2001. Certificates of deposit increased $1,521, or 1.3%, comprising 31.8% of total interest-bearing deposits at March 31, 2001 compared to 32.1% of total interest-bearing deposits at December 31, 2000. The increase in certificates of deposit was primarily due to the increase of public fund certificates of deposit.

At March 31, 2001 and December 31, 2000, borrowed funds consisted primarily of FHLB advances of $10,000 and $15,000 and a mortgage-matched advance from the FHLB with a remaining balance of $3,444 at March 31, 2001 and $3,535 at December 31, 2000. Due in December 2001, the $10,000 FHLB advance had an original term of 12 months and carries a fixed interest rate of 6.72% with interest due monthly. Due in February 2002, the $15,000 FHLB advance had an original term of 15 months and carries a rate of 6.67% with interest due monthly. Due in October 2008, the mortgage-matched advance had an original term of 10 years and carries a fixed interest rate of 5.10%. Principal and interest on the mortgage-matched advance are due monthly. Borrowed funds also include a demand note issued to the U.S. Treasury, which totaled $701 at March 31, 2001 and $1,887 at December 31, 2000.

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

--------------------------------------------------------------------------------

COMPARISON OF RESULTS OF OPERATIONS

NET INCOME. Net income for the three months ended March 31, 2001 totaled $1,407, compared to net income of $1,062 for the same period in 2000. Earnings per share was $.34 for the three months ended March 31, 2001 compared to $.25 for the three months ended March 31, 2000.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $4,572 for the three months ended March 31, 2001 compared to $3,980 for the same period in 2000. The $592 increase in 2001 over 2000 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average yield. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management's assessment of the losses probable in the Corporation's loan portfolio. All lending activity contains associated risks of losses and the Corporation recognizes these credit risks as a necessary element of its business activity. To assist in identifying and managing potential loan losses, the Corporation maintains a loan review function that regularly evaluates individual credit relationships as well as overall loan-portfolio conditions. One of the primary objectives of this loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio-loss reserves.

The provision for loan and lease losses totaled $130 for the three months ended March 31, 2001 compared to $322 for the same period in 2000. The growth in the provision is reflective of the decrease in overall growth in the Corporation's loan portfolio between the two periods. Net charge-offs for the three months ended March 31, 2001 were $49 compared to net charge-offs of $127 for the same period in 2000. Management believes that the quality of the loan portfolio has remained relatively stable over the comparable year.

The allowance for loan and lease losses totaled $3,415, or 1.02% of total loans and leases, at March 31, 2001 compared to $3,334, or 1.01% of total loans and leases, at December 31, 2000. The allowance was 200.76% of nonperforming loans at March 31, 2001, compared to 224.81% at December 31, 2000. Management believes increasing the allowance for loan and lease losses is prudent as total loans, particularly commercial, consumer and construction loans, and leases increase.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $356, or 35.1%, for the three months ended March 31, 2001 compared to the same period in 2000. The increase was the result of a increase in fee income from the Corporation's trust department and increased gains on loan sales (both servicing-released and service-retained) due to management's decision to sell a larger portion of those loans in the secondary market.

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

--------------------------------------------------------------------------------

Total noninterest expense increased $568, or 18.1%, for the three months ended March 31, 2001 compared to the same period in 2000. The increase was primarily the result of increases in salaries and employee benefits and occupancy expense, where such increases made up $289 of the total increase. These were planned increases necessary to support the continued growth of the Corporation. Other changes in noninterest expense were not significant.

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $692, for an effective tax rate of 33.0%, for the three months ended March 31, 2001 and $465, for an effective tax rate of 30.5%, for the three months ended March 31, 2000.


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

Cash and cash equivalents increased $10,784, or 58.3%, to $29,281 at March 31, 2001 compared to $18,497 at December 31, 2000. Cash and equivalents represented 5.8% of total assets at March 31, 2001 and 3.7% of total assets at December 31, 2000. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.


CAPITAL RESOURCES

Total shareholders' equity increased $1,824 between December 31, 2000 and March 31, 2001. The increase was primarily due to earnings retained and an increase in accumulated other comprehensive income. The Corporation purchased no shares of treasury stock during the three months ended March 31, 2001; however, management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations, which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 13.7% at March 31, 2001, while the Tier 1 risk-based capital ratio was 12.8%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.4% at March 31, 2001 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.

In 2000, the Corporation announced plans to construct a new corporate headquarters near Delaware, Ohio. As of March 31, 2001, the Corporation had paid costs of $3,834 related to the new corporate headquarters.


IMPACT OF NEW ACCOUNTING STANDARDS

Beginning January 1, 2001 a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This standard did not have a material effect on the Corporation's financial condition or results of operations.



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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's asset and liability management policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. As of March 31, 2001, $133,656, or 40.02%, of the Corporation's loan portfolio reprices on regular basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

The Corporation's 2000 annual report details a table, which provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2000. The table is based on information and assumptions set forth in the notes. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted average interest rate. For variable rate loans the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 2000 which would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.


--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                          Quarter ended March 31, 2001
                           PART II - OTHER INFORMATION

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


                                           DCB FINANCIAL CORP.
                                           -------------------
                                           (Registrant)




Date:  May 11, 2001                        /s/ Larry D. Coburn
       ---------------------------         -------------------
                                           (Signature)
                                           Larry D. Coburn
                                           President and Chief Executive Officer




Date:  May 11, 2001                        /s/ John Ustaszewski
       ---------------------------         --------------------
                                           (Signature)
                                           John Ustaszewski
                                           Chief Financial Officer



0-------------------------------------------------------------------------------

                            DCB FINANCIAL CORPORATION

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




























--------------------------------------------------------------------------------