Form 10-Q
period 2001-06-30
DCB FINANCIAL CORP
filed 2001-08-14
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               Commission file number:         0-22387
                                                             ---------

                               DCB Financial Corp.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                   31-1469837
 ------------------------------------        -----------------------------------
  (State or other jurisdiction of               (I.R.S. Employer Identification
  incorporation or organization)                 Number)

                 110 Riverbend Avenue, Lewis Center, Ohio 43035
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (740) 657-7000
                           ---------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     X       Yes               No
                                 ---------         ---------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, no par value                        Outstanding at August 8, 2001:
                                                  4,178,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

--------------------------------------------------------------------------------

                               Table of Contents




PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements                                                            Page
                                                                                         ----
Consolidated Balance Sheets.............................................................    3

Consolidated Statements of Income.......................................................    4

Consolidated Statements of Comprehensive Income.........................................    5

Condensed Consolidated Statements of Changes in
    Shareholders' Equity................................................................    6

Condensed Consolidated Statements of Cash Flows.........................................    7

Notes to the Consolidated Financial Statements..........................................    8


ITEM 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................................   13


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.....................   19


PART II - OTHER INFORMATION.............................................................   20


SIGNATURES .............................................................................   21

                               DCB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

Item 1.  Financial Statements

                                                                      June 30,     December 31,
                                                                        2001           2000
                                                                        ----           ----
ASSETS
Cash and due from banks                                              $    21,808   $    17,797
Federal funds sold                                                        12,755           700
                                                                     -----------   -----------
    Total cash and cash equivalents                                       34,563        18,497
Securities available for sale, at fair value                              91,808       101,955
Securities held to maturity (estimated fair values of $33,922 at
  June 30, 2001 and $29,956 at December 31, 2000)                         33,495        29,843
Loans and leases                                                         338,727       331,522
Less allowance for loan and lease losses                                  (3,497)       (3,334)
                                                                     -----------   -----------
    Net loans and leases                                                 335,230       328,188
Premises and equipment, net                                               11,596         8,503
Investment in unconsolidated affiliate                                     1,931         1,931
Accrued interest receivable and other assets                               8,537         8,228
                                                                     -----------   -----------

        Total assets                                                 $   517,160   $   497,145
                                                                     ===========   ===========

LIABILITIES
Deposits
    Noninterest-bearing                                              $    64,910   $    62,710
    Interest-bearing                                                     365,255       356,235
                                                                     -----------   -----------
        Total deposits                                                   430,165       418,945
Borrowed funds                                                            35,337        30,422
Accrued interest payable and other liabilities                             3,518         2,879
                                                                     -----------   -----------
        Total liabilities                                                469,020       452,246

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                                  3,779         3,779
Retained earnings                                                         45,748        43,475
Treasury stock, 95,000 shares, at cost                                    (1,978)       (1,978)
Accumulated other comprehensive income (loss)                                591          (377)
                                                                     -----------   -----------
        Total shareholders' equity                                        48,140        44,899
                                                                     -----------   -----------

        Total liabilities and shareholders' equity                   $   517,160   $   497,145
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

                               DCB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


                                          Three Months Ended             Six Months Ended
                                               June 30,                      June 30,
                                               --------                      --------
                                          2001          2000            2001          2000
                                          ----          ----            ----          ----
INTEREST INCOME
    Loans, including fees           $      7,037    $     6,640    $     14,361   $     12,734
    Securities
        Taxable                            1,835          1,885           3,781          3,767
        Nontaxable                           134            141             257            281
    Other                                    109             58             186             85
                                    ------------    -----------    ------------   ------------
           Total interest income           9,115          8,724          18,585         16,867
                                    ------------    -----------    ------------   ------------

INTEREST EXPENSE
    Deposits                               3,849          4,286           8,273          8,170
    Other                                    495            308             969            587
                                    ------------    -----------    ------------   ------------
           Total interest expense          4,344          4,594           9,242          8,757
                                    ------------    -----------    ------------   ------------

NET INTEREST INCOME                        4,771          4,130           9,343          8,110

Provision for loan losses                    200            180             330            502
                                    ------------    -----------    ------------   ------------

NET INTEREST INCOME AFTER PROVISION        4,571          3,950           9,013          7,608

OTHER INCOME
    Service charges on deposit
      accounts                               596            520           1,126          1,000
    Trust fees                               159             85             327            193
    Data service fees                         71             60             161            138
    Securities gains (losses)                 --             (4)             --            (23)
    Net gain from sales of loans             269             53             412             77
    Other operating income                   212            365             650            707
                                    ------------    -----------    ------------   ------------
           Total other income              1,307          1,079           2,676          2,092

OTHER EXPENSE
    Salaries and other employee
      benefits                             1,987          1,544           3,907          3,175
    Occupancy expense                        389            243             674            492
    Equipment expense                        350            383             766            734
    State franchise taxes                    131            129             259            258
    Other operating expenses                 863            944           1,826          1,728
                                    ------------    -----------    ------------   ------------
           Total other expenses            3,720          3,243           7,432          6,387
                                    ------------    -----------    ------------   ------------

INCOME BEFORE FEDERAL INCOME TAXES         2,158          1,786           4,257          3,313

Provision for income taxes                   706            566           1,398          1,031
                                    ------------    -----------    ------------   ------------

NET INCOME                          $      1,452    $     1,220    $      2,859   $      2,282
                                    ============    ===========    ============   ============

EARNINGS PER COMMON SHARE           $       0.35    $      0.30    $       0.68   $       0.55
                                    ============    ===========    ============   ============



--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------



                                          Three Months Ended             Six Months Ended
                                               June 30,                      June 30,
                                               --------                      --------
                                          2001          2000            2001          2000
                                          ----          ----            ----          ----
NET INCOME                               $ 1,452    $     1,220    $      2,859   $      2,282

OTHER COMPREHENSIVE INCOME, NET OF TAX
    Unrealized gain/(loss) on available-
      for-sale securities arising during
      the period                             259           (175)            968           (606)
    Reclassification adjustment for
      amounts realized on securities
      sales included in net income            --              2              --             15
                                         -------    -----------    ------------   ------------

    Total other comprehensive income
       (loss)                                259           (173)            968           (591)
                                         -------    -----------    ------------   ------------

COMPREHENSIVE INCOME                     $ 1,711    $     1,047    $      3,827   $      1,691
                                         =======    ===========    ============   ============


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

                               DCB FINANCIAL CORP.

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


                                                  Three Months Ended       Six Months Ended
                                                        June 30,               June 30,
                                                        --------               --------
                                                   2001         2000       2001         2000
                                                   ----         ----       ----         ----
Balance at beginning of period                 $  46,723    $  40,739   $  44,899    $  40,387

Net income                                         1,452        1,220       2,859        2,282

Dividends declared ($.07 and $.14 per share
  in 2001 and 2000)                                 (292)        (293)       (584)        (585)

Change in unrealized gain/loss on
  securities available for sale, net of tax          259         (173)        968         (591)
                                               ---------    ---------   ---------    ---------

Balance at end of period                       $  48,140    $  41,493   $  48,140    $  41,493
                                               =========    =========   =========    =========

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

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                            Six Months Ended
                                                                                June 30,
                                                                                --------
                                                                            2001        2000
                                                                            ----        ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                                $   1,621    $     773

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale
        Purchases                                                         (28,286)     (31,507)
        Maturities and repayments                                           3,743        4,613
        Proceeds from sales                                                36,298       20,650
    Securities held to maturity
        Purchases                                                          (8,119)      (1,632)
        Maturities and repayments                                           4,416        4,285
    Net change in loans                                                    (5,540)     (35,141)
    Premises and equipment expenditures                                    (3,618)      (1,718)
                                                                        ---------    ---------
           Net cash from investing activities                              (1,106)     (40,450)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                                 11,220       35,444
    Net change in short-term borrowings                                       113        9,400
    Proceeds from long-term borrowings                                      5,000           --
    Repayment of long-term borrowings                                        (198)        (175)
    Cash dividends paid                                                      (584)        (585)
                                                                        ---------    ---------
        Net cash from financing activities                                 15,551       44,084
                                                                        ---------    ---------

Net change in cash and cash equivalents                                    16,066        4,407

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             18,497       16,838
                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $  34,563    $  21,245
                                                                        =========    =========


SUPPLEMENTAL DISCLOSURES
    Cash paid for income taxes                                          $   1,696    $     890
    Cash paid for interest                                                  9,522        8,442


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

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at June 30, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 2000, included in its 2000 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2000 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

Earnings per share computations are based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding was 4,178,200 for the three and six months ended June 30, 2001 and 2000. The Corporation has no potentially dilutive securities.

Beginning January 1, 2001 a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This standard had no effect on the Corporation's financial condition or results of operations.



--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities were as follows:

                                                            Gross      Gross    Estimated
                                               Amortized Unrealized Unrealized    Fair
                                                Cost      Gains      Losses     Value
                                              --------   --------   --------   --------
                                              ---------------June 30, 2001-------------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury                             $  1,005   $     11   $     --   $  1,016
    U.S. government agencies
      and corporations                          46,065        759        (45)    46,779
    States and political subdivisions            6,934          7        (78)     6,863
    Mortgage-backed securities                  34,796        290        (57)    35,029
                                              --------   --------   --------   --------
           Total debt securities                88,800      1,067       (180)    89,687

    Other securities                             2,111         10          -      2,121
                                              --------   --------   --------   --------

    Total securities available for sale       $ 90,911   $  1,077   $   (180)  $ 91,808
                                              ========   ========   ========   ========

SECURITIES HELD TO MATURITY

    States and political subdivisions         $  6,639   $    136   $     (5)  $  6,770
    Mortgage-backed securities                  26,726        330        (36)    27,020
    Corporate bonds                                130          2         --        132
                                              --------   --------   --------   --------

    Total securities held to maturity         $ 33,495   $    468   $    (41)  $ 33,922
                                              ========   ========   =========  ========

                                              -------------December 31, 2000-----------
SECURITIES AVAILABLE FOR SALE
    U.S. Treasury                             $  1,012   $      4   $     --   $  1,016
    U.S. government agencies
      and corporations                          60,958        205       (480)    60,683
    States and political subdivisions            6,175          2       (106)     6,071
    Mortgage-backed securities                  32,339        128       (326)    32,141
                                              --------   --------   --------   --------
           Total debt securities               100,484        339       (912)    99,911

    Other securities                             2,038          6         --      2,044
                                              --------   --------   --------   --------

    Total securities available for sale       $102,522   $    345   $   (912)  $101,955
                                              ========   ========   ========   ========

SECURITIES HELD TO MATURITY
    States and political subdivisions         $  5,727   $    103   $    (36)  $  5,794
    Mortgage-backed securities                  24,116        138        (92)    24,162
                                              --------   --------   --------   --------

    Total securities held to maturity         $ 29,843   $    241   $   (128)  $ 29,956
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

At June 30, 2001, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at June 30, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                    Available for sale      Held to maturity
                                    ------------------      ----------------
                                    Amortized     Fair     Amortized     Fair
                                      Cost        Value      Cost        Value
                                      ----        -----      ----        -----
Due in one year or less            $  3,939    $  4,050   $  1,223     $  1,235
Due from one to five years            5,975       6,109      3,354        3,445
Due from five to ten years           28,150      28,514        564          593
Due after ten years                  15,940      15,985      1,627        1,629
Mortgage-backed securities           34,796      35,029     26,726       27,020
                                   --------    --------   --------     --------

                                   $ 88,800    $ 89,687   $ 33,495     $ 33,922
                                   ========    ========   ========     ========


Proceeds from the sales of available-for-sale securities during the six months ended June 30, 2001 were $36,298. Gross gains of $4 and gross losses of $4 were realized on those sales. Proceeds from the sales of available-for-sale securities during the six months ended June 30, 2000 were $20,650. Gross gains of $6 and gross losses of $29 were realized on those sales


NOTE 3 - LOANS AND LEASES

Loans and leases consisted of the following:

                                                                    June 30,   December 31,
                                                                      2001         2000
                                                                      ----         ----
        Commercial and industrial                                 $  51,841    $   48,447
        Commercial real estate                                      108,358       101,891
        Residential real estate and home equity                      86,424        85,820
        Real estate construction and land development                28,753        32,493
        Consumer and credit card                                     53,513        52,149
        Lease financing, net                                          9,838        10,722
                                                                  ---------    ----------

                                                                  $ 338,727    $  331,522
                                                                  =========    ==========



--------------------------------------------------------------------------------

                                   (Continued)

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 3 - LOANS AND LEASES (Continued)

Included in residential real estate and home equity loans are loans held for sale of $2,937 at June 30, 2001 and $1,105 at December 31, 2000.


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and six months ended June 30, 2001 and 2000 is as follows:

                                               Three months ended         Six months ended
                                                    June 30,                  June 30,
                                                    --------                  --------
                                               2001          2000         2001          2000
                                               ----          ----         ----          ----
    Beginning balance                       $    3,415   $    2,988    $    3,334   $    2,793
    Provision for loan losses                      200          180           330          502
    Loans charged off                             (144)         (78)         (230)        (230)
    Recoveries                                      26           41            63           66
                                            ----------   ----------    ----------   ----------

    Balance - June 30                       $    3,497   $    3,131    $    3,497   $    3,131
                                            ==========   ==========    ==========   ==========

Impaired loans were as follows:

                                                           June 30,        December 31,
                                                             2001              2000
                                                             ----              ----
Period-end impaired loans with no allowance for loan
  losses allocated                                      $          143   $           --
Period-end impaired loans with allowance for loan
  losses allocated                                                 787              469
Amount of the allowance allocated to impaired loans                619              200


Nonperforming loans were as follows:

Nonaccrual loans                                        $        2,381   $        1,278
Loans past due 90 days or more and still accruing                  120              205
                                                        --------------   --------------

    Total nonperforming loans                           $        2,501   $        1,483
                                                        ==============   ==============


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

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amounts of these instruments are not included in the consolidated financial statements. At June 30, 2001 and December 31, 2000, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $71,039 and $71,885. Of these commitments, fixed-rate commitments totaled $3,099 and $4,049 at June 30, 2001 and December 31, 2000. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations


INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp. (the "Corporation") at June 30, 2001 compared to December 31, 2000, and the consolidated results of operations for the three and six months ended June 30, 2001 compared to the same periods in 2000. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.


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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $517,160 at June 30, 2001, compared to $497,145 at December 31, 2000, an increase of $20,015, or 4.0%. The increase in assets was the result of an increase in loans and cash and cash equivalents.

Federal funds sold increased $12,055 from December 31, 2000 to June 30, 2001. This increase was the result of the Corporation decreasing its investment in securities during the six months ended June 30, 2001 to fund anticipated future loan growth.



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

--------------------------------------------------------------------------------


Total securities decreased $6,495, or 4.9%, from $131,798 at December 31, 2000 to $125,303 at June 30, 2001. The decrease was the result of the proceeds from sales, maturities, calls and principal repayments not being reinvested due to an anticipated future increase in loan demand during 2001. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities classified as available for sale totaled $91,808, or 73.3% of the total securities portfolio, at June 30, 2001. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. Securities classified as held to maturity totaled $33,495, or 26.7% of the total securities portfolio, at June 30, 2001. The mortgage-backed securities portfolio, totaling $61,755 at June 30, 2001, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $7,205, or 2.2%, from $331,522 at December 31, 2000 to $338,727 at June 30, 2001. The majority of the growth was experienced in commercial real estate loans and commercial and industrial loans, which increased $6,467, or 6.3%, and $3,394, or 7.0%, respectively. The Corporation attributes this growth to a strong local economy and the large number of businesses moving into the market area, although this growth has slowed in the first half of 2001 compared to the previous year. There is no significant concentration of lending to any one industry.

The gross loan to deposit ratio slightly decreased to 78.7% at June 30, 2001, compared to 79.1% at December 31, 2000.

Total deposits increased $11,220, or 2.7%, from $418,945 at December 31, 2000 to $430,165 at June 30, 2001. Noninterest-bearing deposits increased $2,200, or 3.5%, while interest-bearing deposits increased $9,020, or 2.5%. Interest-bearing demand and money market deposits comprised 55.2% of total interest-bearing deposits at June 30, 2001 compared to 56.1% of total interest-bearing deposits at December 31, 2000. The increase was primarily in the Corporation's "Bank Investment" deposit accounts, which offer a variable interest rate tied to the 3 Month Treasury Bill. The Corporation experienced an increase in savings deposits, which increased from 11.8% of total interest-bearing deposits at December 31, 2000 to 12.4% of total interest-bearing deposits at June 30, 2001. Certificates of deposit increased $4,096, or 3.6%, and comprise 32.4% of total interest-bearing deposits at June 30, 2001 compared to 32.1% of total interest-bearing deposits at December 31, 2000.

Total borrowed funds increased $4,915, or 16.2%, from $30,422 at December 31, 2000 to $35,337 at June 30, 2001. The increase in borrowed funds was used to fund loan growth. At June 30, 2001 borrowed funds consisted primarily of three FHLB advances of $10,000, $15,000, $5,000 and a mortgage-matched advance from the FHLB with a remaining balance of $3,337. Due in December 2001, the $10,000 FHLB advance had an original term of 12 months and carries a fixed interest rate of 6.72% with interest due monthly. Due in February 2002, the $15,000 FHLB advance had an original term of 15 months and carries a rate of 6.67% with interest due monthly. Due in May 2011, the $5,000 FHLB advance had an original term of 10 years and carries a rate of 5.5% for the first 5 years and will float at Libor quarterly for the last 5 years. Due in October 2008, the mortgage-matched advance had an original term of 10 years and carries a fixed interest rate of 5.10%. Principal and interest on the mortgage-matched advance are due monthly. Borrowed funds also include a demand note issued to the U.S. Treasury, which totaled $2,000 at June 30, 2001.


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

--------------------------------------------------------------------------------

Total premises and equipment increased $3,093 or 36.4% from $8,503 at December 31, 2001 to $11,596 at June 30, 2001 primarily due to the construction of a new corporate headquarters near Delaware, Ohio. The construction was completed during June 2001.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED JUNE 30, 2001 AND JUNE 30, 2000

NET INCOME. Net income for the three months ended June 30, 2001 totaled $1,452, compared to net income of $1,220 for the same period in 2000. Earnings per share was $.35 for the three months ended June 30, 2001 compared to $.30 for the three months ended June 30, 2000.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $4,771 for the three months ended June 30, 2001 compared to $4,130 for the same period in 2000. The $641 increase in 2001 over 2000 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average yield. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

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

The provision for loan and lease losses totaled $200 for the three months ended June 30, 2001 compared to $180 for the same period in 2000. The growth in the provision is reflective of the overall growth in the Corporation's loan portfolio as well as an increase in net charge-offs between the two periods. Net charge-offs for the three months ended June 30, 2001 were $118 compared to net charge-offs of $37 for the same period in 2000.

The allowance for loan and lease losses totaled $3,497, or 1.03% of total loans and leases, at June 30, 2001 compared to $3,334, or 1.01% of total loans and leases, at December 31, 2000. The allowance was 139.8% of nonperforming loans at June 30, 2001, compared to 224.81% at December 31, 2000, resulting from increased nonperforming loans.

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

--------------------------------------------------------------------------------

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $228, or 21.1%, for the three months ended June 30, 2001 compared to the same period in 2000. The increase was the result of an increase in fee income from the Corporation's trust department resulting from an increase in trust assets and increased gains on loan sales resulting from changes in the interest rate environment

Total noninterest expense increased $477, or 14.7%, for the three months ended June 30, 2001 compared to the same period in 2000. The increase was primarily the result of increases in salaries and employee benefits and occupancy expense, where such increases totaled $589. These were planned increases necessary to support the continued growth of the Corporation and will continue to be at these higher levels in the future. Other changes in noninterest expense were not significant.

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $706, for an effective tax rate of 32.7%, for the three months ended June 30, 2001 and $566, for an effective tax rate of 31.7%, for the three months ended June 30, 2000.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
  ENDED JUNE 30, 2001 AND JUNE 30, 2000

NET INCOME. Net income for the six months ended June 30, 2001 totaled $2,859, compared to net income of $2,282 for the same period in 2000. Earnings per share was $.68 for the six months ended June 30, 2001 compared to $.55 for the six months ended June 30, 2000.

NET INTEREST INCOME. Net interest income was $9,343 for the six months ended June 30, 2001 compared to $8,110 for the same period in 2000. The $1,233 increase in 2001 over 2000 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average yield. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $330 for the six months ended June 30, 2001 compared to $502 for the same period in 2000. The decrease in the provision is reflective of management's belief that the overall quality of the loan portfolio increased over the comparable period, partially offset by growth in the loan portfolio. Net charge-offs for the six months ended June 30, 2001 were $167 compared to net charge-offs of $164 for the same period in 2000.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $584, or 27.9%, for the six months ended June 30, 2001 compared to the same period in 2000. The increase was the result of an increase in fee income from the Corporation's trust department, increased gains on loan sales and an increase in service charges on deposit accounts.

Total noninterest expense increased $1,045, or 16.4%, for the six months ended June 30, 2001 compared to the same period in 2000. The increase was primarily the result of increases in salaries and employee benefits and occupancy expense, where such increases made up $914 of the total increase. These were planned increases necessary to support the continued growth of the Corporation. Other changes in noninterest expense were not significant.


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

--------------------------------------------------------------------------------


INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $1,398, for an effective tax rate of 32.8%, for the six months ended June 30, 2001 and $1,031, for an effective tax rate of 31.1%, for the six months ended June 30, 2000.


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

Cash and cash equivalents increased $16,066, or 86.9%, to $34,563 at June 30, 2001 compared to $18,497 at December 31, 2000. Cash and equivalents represented 6.7% of total assets at June 30, 2001 and 3.7% of total assets at December 31, 2000. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.


CAPITAL RESOURCES

Total shareholders' equity increased $3,241 between December 31, 2000 and June 30, 2001. The increase was due to earnings retained and an increase in accumulated other comprehensive income. The Corporation purchased no shares of treasury stock during the six months ended June 30, 2001; however, management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations, which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

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

--------------------------------------------------------------------------------

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 13.0% at June 30, 2001, while the Tier 1 risk-based capital ratio was 12.0%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 8.7% at June 30, 2001 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.


IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141. "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this Statement will only impact the Corporation's financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations and acquisitions. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Corporation is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The adoption of this Statement will not impact the Corporation's financial statements, as it has no intangible assets.




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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's asset and liability management policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. As of June 30, 2001, $119,109, or 35.2%, of the Corporation's loan portfolio reprices on regular basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

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

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                           Quarter ended June 30, 2001
                           PART II - OTHER INFORMATION

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

Item 4 -    Submission of Matters to a Vote of Security Holders:
            On May 23, 2001, the Corporation held the Annual Meeting of Shareholders at which the following was voted on:

            Shareholders voted upon the election of five (5) directors for Class I Nominees for three-year terms expiring in 2003. The results of the voting on these matters were as follows:

                    Nominee                  Votes for    Votes against
                    -------                  ---------    -------------
            C. William Bonner                2,786,688       98,961
            Merrill L. Kaufman               2,836,725       49,924
            Terry M. Kramer                  2,855,243       30,406
            Thomas T. Porter                 2,853,443       22,206
            Edward A. Powers                 2,855,243       30,406

            The following are directors who were not up for election at the meeting and whose terms of office continued after the meeting:

            Larry D. Coburn                        Gary M. Skinner
            Vickie J. Lewis                        Jerome J. Harmeyer
            William R. Oberfield                   Adam Stevenson
            G. William Parker

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


                                                        DCB FINANCIAL CORP.
                                                        -------------------------------------------
                                                        (Registrant)




Date:   August 13, 2001                                 /s/ Larry D. Coburn
       --------------------------------------------     -------------------
                                                        (Signature)
                                                        Larry D. Coburn
                                                        President and Chief Executive Officer




Date:  August 13, 2001                                  /s/ John A. Ustaszewski
       --------------------------------------------     ------------------------------
                                                        (Signature)
                                                        John A. Ustaszewski
                                                        Vice President and Chief Financial Officer



--------------------------------------------------------------------------------

                            DCB FINANCIAL CORPORATION

                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------

EXHIBIT
NUMBER       DESCRIPTION                                              PAGE NUMBER
------       -----------                                              -----------
   11        Statement re:  computation of per share      Reference is hereby made to
             earnings                                     Consolidated Statements of Income
                                                          on page 4 and Note 1 of Notes to
                                                          Consolidated Financial Statements
                                                          on page 8, hereof.



--------------------------------------------------------------------------------