Form 10-Q
period 2001-09-30
DCB FINANCIAL CORP
filed 2001-11-14
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2001

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             Commission file number:                  0-22387
                                                    -----------

                               DCB FINANCIAL CORP.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              OHIO                                  31-1469837
---------------------------------   ------------------------------------------
 (State or other jurisdiction of      (I.R.S. Employer Identification Number)
 incorporation or organization)

                 110 RIVERBEND AVENUE, LEWIS CENTER, OHIO 43035
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (740) 657-7000
                         -------------------------------
                         (Registrant's telephone number)

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

Common stock, no par value                   Outstanding at October 29, 2001:
                                             4,178,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

--------------------------------------------------------------------------------

                                Table of Contents


PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                            PAGE
                                                                         ----

Consolidated Balance Sheets...............................................    3

Consolidated Statements of Income.........................................    4

Consolidated Statements of Comprehensive Income...........................    5

Condensed Consolidated Statements of Changes in
     Shareholders' Equity.................................................    6

Condensed Consolidated Statements of Cash Flows...........................    7

Notes to the Consolidated Financial Statements............................    8


ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................   13


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.......   19


PART II - OTHER INFORMATION...............................................   20


SIGNATURES................................................................   21

                               DCB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 1.  FINANCIAL STATEMENTS

(Dollars in thousands)                                                              September 30,      December 31,
                                                                                        2001              2000
                                                                                        ----              ----
ASSETS
Cash and due from banks                                                             $      16,828    $       17,797
Federal funds sold                                                                          1,130               700
                                                                                    -------------    --------------
     Total cash and cash equivalents                                                       17,958            18,497
Securities available for sale                                                              86,807           101,955
Securities held to maturity (estimated fair values of $35,641 at
  September 30, 2001 and $29,956 at December 31, 2000)                                     34,742            29,843
Loans and leases                                                                          351,801           331,522
Less allowance for loan and lease losses                                                   (3,513)           (3,334)
                                                                                    -------------    --------------
     Net loans and leases                                                                 348,287           328,188
Premises and equipment, net                                                                12,139             8,503
Investment in unconsolidated affiliate                                                      1,931             1,931
Accrued interest receivable and other assets                                               10,081             8,228
                                                                                    -------------    --------------

         Total assets                                                               $     511,945    $      497,145
                                                                                    =============    ==============

LIABILITIES
Deposits
     Noninterest-bearing                                                            $      62,280    $       62,710
     Interest-bearing                                                                     361,525           356,235
                                                                                    -------------    --------------
         Total deposits                                                                   423,805           418,945
Borrowed funds                                                                             35,262            30,422
Accrued interest payable and other liabilities                                              3,706             2,879
                                                                                    -------------    --------------
         Total liabilities                                                                462,773           452,246

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                                                   3,779             3,779
Retained earnings                                                                          46,365            43,475
Treasury stock, 95,000 shares, at cost                                                     (1,978)           (1,978)
Accumulated other comprehensive income (loss)                                               1,006              (377)
                                                                                    -------------    --------------
         Total shareholders' equity                                                        49,172            44,899
                                                                                    -------------    --------------

         Total liabilities and shareholders' equity                                 $     511,945    $      497,145
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

                               DCB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

(Dollars in thousands,                               Three Months Ended                    Nine Months Ended
except per share data)                                  September 30,                        September 30,
                                                        -------------                        -------------
                                                   2001              2000               2001              2000
                                                   ----              ----               ----              ----
INTEREST INCOME
     Loans, including fees                  $         6,761    $        7,115     $       21,122    $        19,849
     Securities
         Taxable                                      1,729             2,028              5,510              5,795
         Nontaxable                                     138               138                395                419
     Fed funds sold and other                            73                57                259                142
                                            ---------------    --------------     --------------    ---------------
              Total interest income                   8,701             9,338             27,286             26,205
                                            ---------------    --------------     --------------    ---------------

INTEREST EXPENSE
     Deposits                                         3,477             4,796             11,750             12,966
     Borrowings                                         542               485              1,511              1,072
                                            ---------------    --------------     --------------    ---------------
              Total interest expense                  4,019             5,281             13,261             14,038
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME                                   4,682             4,057             14,025             12,167

Provision for loan and lease losses                     242               100                572                602
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN AND LEASE LOSSES                        4,440             3,957             13,453             11,565

NONINTEREST INCOME
     Service charges on deposit accounts                583               532              1,709              1,532
     Trust department income                            119                88                446                281
     Securities gains (losses)                           --                 2                 --                (21)
     Net gain from sales of loans                       101                50                513                127
     Data service fees                                   69                63                230                201
     Other                                              466               522              1,116              1,229
                                            ---------------    --------------     --------------    ---------------
              Total noninterest income                1,338             1,257              4,014              3,349

NONINTEREST EXPENSE
     Salaries and other employee benefits             2,098             1,648              6,005              4,823
     Equipment                                          446               340              1,212              1,074
     Occupancy                                          472               244              1,146                736
     State franchise taxes                              130               129                389                387
     Other                                            1,101               945              2,927              2,673
                                            ---------------    --------------     --------------    ---------------
              Total noninterest expenses              4,247             3,306             11,679              9,693
                                            ---------------    --------------     --------------    ---------------

INCOME BEFORE INCOME TAXES                            1,531             1,908              5,788              5,221

Provision for income taxes                              581               620              1,979              1,651
                                            ---------------    --------------     --------------    ---------------

NET INCOME                                  $           950    $        1,288     $        3,809    $         3,570
                                            ===============    ==============     ==============    ===============

EARNINGS PER COMMON SHARE                   $          0.23    $         0.30     $         0.91    $          0.85
                                            ===============    ==============     ==============    ===============


--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

(Dollars in thousands)                               Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                                        -------------                        -------------
                                                   2001              2000               2001              2000
                                                   ----              ----               ----              ----
NET INCOME                                  $           950    $        1,288     $        3,809    $         3,570

OTHER COMPREHENSIVE INCOME, NET OF TAX
     Unrealized gain/(loss) on available-
       for-sale securities arising during
       the period                                       415               597              1,383                 (9)
     Reclassification adjustment for
       amounts realized on securities
       sales included in net income                      --                (1)                --                 14
                                            ---------------    ---------------    --------------    ---------------

     Total other comprehensive income                   415               596              1,383                  5
                                            ---------------    --------------     --------------    ---------------

COMPREHENSIVE INCOME                        $         1,365    $        1,884     $        5,192    $         3,575
                                            ===============    ==============     ==============    ===============



--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                             DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                           IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

--------------------------------------------------------------------------------

(Dollars in thousands, except per share data)                  Three Months Ended            Nine Months Ended
                                                                   September 30,               September 30,
                                                                   -------------               -------------
                                                               2001            2000         2001           2000
                                                               ----            ----         ----           ----
Balance at beginning of period                            $    48,140    $    41,493    $    44,899     $    40,387

Net income                                                        950          1,288          3,809           3,570

Dividends declared ($.08 and $.22 per share in
  2001 and $.07 and  $.21 per share in 2000)                     (335)          (292)          (919)           (877)

Change in unrealized gain/loss on
  securities available for sale, net of tax                       415            596          1,383               5
                                                          -----------    -----------    -----------     -----------

Balance at end of period                                  $    49,172    $    43,085    $    49,172     $    43,085
                                                          ===========    ===========    ===========     ===========


--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

(Dollars in thousands)                                                                         Nine Months Ended
                                                                                                 September 30,
                                                                                             2001           2000
                                                                                             ----           ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                                                $     2,593     $     1,614

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                                          (37,045)        (40,550)
         Maturities and repayments                                                            7,461           6,156
         Proceeds from sales and calls                                                       46,921          23,489
     Securities held to maturity:
         Purchases                                                                          (12,234)         (2,846)
         Maturities and repayments                                                            7,253           6,003
     Net change in loans                                                                    (19,752)        (48,226)
     Proceeds from sale of premises and equipment                                                50              --
     Premises and equipment expenditures                                                     (4,567)         (2,801)
                                                                                        -----------     -----------
              Net cash from investing activities                                            (11,913)        (58,775)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                                   4,860          50,700
     Net change in short-term borrowings                                                        118          14,000
     Proceeds from long-term borrowings                                                       5,000              --
     Repayment of long-term borrowings                                                         (278)           (264)
     Cash dividends paid                                                                       (919)           (877)
                                                                                        -----------     -----------
         Net cash from financing activities                                                   8,781          63,559
                                                                                        -----------     -----------

Net change in cash and cash equivalents                                                        (539)          6,398

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               18,497          16,838
                                                                                        -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $    17,958     $    23,236
                                                                                        ===========     ===========


SUPPLEMENTAL DISCLOSURES
     Cash paid for income taxes                                                         $     1,696     $     1,847
     Cash paid for interest                                                                  13,541          13,416


--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at September 30, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 2000, included in its 2000 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2000 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Delaware County Bank and Trust Company (the "Bank"). The financial statements of the Bank include accounts of its wholly-owned subsidiaries, D.C.B. Corporation and 362 Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Corporation's revenues, operating income and assets are primarily from the banking line of business. The Corporation operates 16 banking offices in Delaware, Franklin and Union Counties, Ohio. Loan customers include a wide range of individuals, businesses and other organizations. A significant portion of the loan portfolio is secured with various forms of collateral including real estate, business assets, consumer property and other items. The Corporation's primary funding source is deposits from customers in its market area. The Corporation also purchases investments, performs trust services and engages in mortgage banking operations.

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided, and future results could differ. The collectibility of loans, fair value of financial instruments and status of contingencies are particularly subject to change.

Income tax expense is the sum of current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts of temporary differences between carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings per common share is net income divided by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding was 4,178,200 for the three and nine months ended September 30, 2001 and 2000. The Corporation does not have any shares that could potentially dilute their earnings per common share computation.

--------------------------------------------------------------------------------

                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities were as follows:

                                                                         Gross        Gross        Estimated
                                                          Amortized   Unrealized   Unrealized        Fair
                                                            Cost         Gains       Losses          Value

                                                        -----------------September 30, 2001---------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury                                           $    1,002    $        5   $       --    $   1,007
U.S. government agencies
 and corporations                                           42,856           865           (2)      43,719
States and political subdivisions                            7,078            70          (24)       7,124
Mortgage-backed securities                                  32,235           655          (55)      32,835
                                                        ----------    ----------   ----------   ----------
     Total debt securities                                  83,171         1,595          (81)      84,685

Other securities                                             2,112            10            -        2,122
                                                        ----------    ----------   ----------   ----------

     Total securities available for sale                $   85,283    $    1,605   $      (81)  $   86,807
                                                        ==========    ==========   ==========   ==========

SECURITIES HELD TO MATURITY

States and political subdivisions                       $    6,489    $      193   $       (2)  $    6,680
Mortgage-backed securities                                  28,123           706           (1)      28,828
Corporate bonds                                                130             3           --          133
                                                        ----------    ----------   ----------   ----------

     Total securities held to maturity                  $   34,742    $      902   $       (3)  $   35,641
                                                        ==========    ==========   ==========   ==========


                                                        ------------------December 31, 2000---------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury                                           $    1,012    $        4   $   --       $    1,016
U.S. government agencies
  and corporations                                          60,958           205         (480)      60,683
States and political subdivisions                            6,175             2         (106)       6,071
Mortgage-backed securities                                  32,339           128         (326)      32,141
                                                        ----------    ----------   ----------   ----------
     Total debt securities                                 100,484           339         (912)      99,911

Other securities                                             2,038             6           --        2,044
                                                        ----------    ----------   ----------   ----------

     Total securities available for sale                $  102,522    $      345   $     (912)  $  101,955
                                                        ==========    ==========   ==========   ==========

SECURITIES HELD TO MATURITY
States and political subdivisions                       $    5,727    $      103   $      (36)  $    5,794
Mortgage-backed securities                                  24,116           138          (92)      24,162
                                                        ----------    ----------   ----------   ----------

     Total securities held to maturity                  $   29,843    $      241   $     (128)  $   29,956
                                                        ==========    ==========   ==========   ==========


--------------------------------------------------------------------------------

                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

At September 30, 2001, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at September 30, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                                                    Available for Sale          Held to Maturity
                                                                    ------------------          ----------------
                                                                    Amortized     Fair       Amortized      Fair
                                                                      Cost        Value        Cost         Value
                                                                      ----        -----        ----         -----
Due in one year or less                                          $    2,130   $    2,149    $   1,255    $    1,264
Due from one to five years                                            4,732        4,881        3,314         3,463
Due from five to ten years                                           26,447       26,947          323           331
Due after ten years                                                  17,627       17,873        1,727         1,755
Mortgage-backed securities                                           32,235       32,835       28,123        28,828
Other securities                                                      2,112        2,122           --            --
                                                                 ----------   ----------    ---------    ----------

                                                                 $   85,283   $   86,807    $  34,742    $   35,641
                                                                 ==========   ==========    =========    ==========

Sales and calls of securities available for sale were as follows:

                                                                    Three Months Ended          Nine Months Ended
                                                                         September                  September
                                                                      2001        2000         2001         2000
                                                                      ----        ----         ----         ----

Proceeds                                                         $   10,623   $    2,839    $  46,921    $   23,489
Gross gains                                                              --            4            4            10
Gross losses                                                             --            2            4            31


--------------------------------------------------------------------------------

                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 3 - LOANS AND LEASES

Loans and leases consisted of the following:

                                                                                 September 30,    December 31,
                                                                                     2001             2000
                                                                                     ----             ----
         Commercial and industrial                                               $    52,568    $     48,447
         Commercial real estate                                                      115,140         101,891
         Residential real estate and home equity                                      86,558          85,820
         Real estate construction and land development                                34,328          32,493
         Consumer and credit card                                                     53,791          52,149
         Lease financing, net                                                          9,416          10,722
                                                                                 -----------    ------------

                                                                                 $   351,801    $    331,522
                                                                                 ===========    ============

Included in residential real estate and home equity loans are loans held for sale of $2,024 at September 30, 2001 and $1,105 at December 31, 2000.


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                                            Three months ended             Nine months ended
                                                               September 30,                  September 30,
                                                               -------------                  -------------
                                                          2001            2000             2001            2000
                                                          ----            ----             ----            ----
     Beginning balance                               $      3,497     $      3,131    $      3,334     $      2,793
     Provision for loan losses                                242              100             572              602
     Loans charged off                                       (274)            (101)           (504)            (331)
     Recoveries                                                48               36             111              102
                                                     ------------     ------------    ------------     ------------

     Balance                                         $      3,513     $      3,166    $      3,513     $      3,166
                                                     ============     ============    ============     ============


Impaired loans were as follows:

                                                                        September 30,          December 31,
                                                                            2001                  2000
                                                                            ----                  ----
Period-end impaired loans with no allowance for loan
  losses allocated                                                   $            518    $              --
Period-end impaired loans with allowance for loan
  losses allocated                                                              1,388                  469
Amount of the allowance allocated to impaired loans                               648                  200


--------------------------------------------------------------------------------

                                  (Continued)

                               DCB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

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

The Corporation grants residential, consumer, and commercial loans to customers located primarily in Delaware, Franklin, Union and surrounding counties in Ohio. Most loans are secured by specific items of collateral including business assets, consumer assets and real estate.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. The contract amounts of these instruments are not included in the consolidated financial statements. At September 30, 2001 and December 31, 2000, the contract amount of these instruments, which primarily include commitments to extend credit and standby letters of credit, totaled approximately $44,778 and $71,885. Of these commitments, fixed-rate commitments totaled $2,962 and $4,049 at September 30, 2001 and December 31, 2000. Since many commitments to make loans expire without being used, the amount does not represent future cash commitments.

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

--------------------------------------------------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS


INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of the Corporation at September 30, 2001 compared to December 31, 2000, and the consolidated results of operations for the three and nine months ended September 30, 2001 compared to the same periods in 2000. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $511,945 at September 30, 2001, compared to $497,145 at December 31, 2000, an increase of $14,800, or 3.0%. The growth in assets was primarily the result of increases in loans and leases and partially offset by a decrease in securities Such growth in assets was funded by increased deposits and borrowings from the FHLB.

Cash and cash equivalents decreased approximately $539 from December 31, 2000 to September 30, 2001, as excess cash and the proceeds from investment maturities were used to fund the loan portfolio increase.

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

--------------------------------------------------------------------------------


Total securities decreased $10,249, or 7.8%, from $131,798 at December 31, 2000 to $119,511 at September 30, 2001, primarily due to increased calls of securities resulting from decreasing interest rates. The decrease was the result of the proceeds from sales, maturities, calls and principal repayments not being reinvested in similar type securities, and instead used to fund the increase in loan demand. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities classified as available for sale totaled $86,807, or 71.4% of the total securities portfolio, at September 30, 2001. Management classifies securities as available for sale to provide the Corporation with the flexibility to supply liquidity as demand warrants. The mortgage-backed securities portfolio, totaling $60,958 at September 30, 2001, provides the Corporation with an ongoing cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

Total gross loans increased $20,279, or 6.1%, from $331,522 at December 31, 2000 to $351,801 at September 30, 2001. The majority of the growth was experienced in commercial real estate and commercial and industrial loans which increased $13,249, or 13.0%, and $4,121, or 8.5%, respectively. The Corporation attributes this growth to a strong local economy and the large number of businesses moving into the market area. There is no significant concentration of lending to any one industry.

The gross loan to deposit ratio increased to 83.0% at September 30, 2001, compared to 79.1% at December 31, 2000.

Total deposits increased $4,860, or 1.2%, from $418,945 at December 31, 2000 to $423,805 at September 30, 2001. Non-interest-bearing deposits decreased $430, or
 .7%, while interest-bearing deposits increased $5,290, or 1.5%. Interest-bearing demand and money market deposits comprised 52.4% of total interest-bearing deposits at September 30, 2001 compared to 56.1% of total interest-bearing deposits at December 31, 2000. The decrease was primarily attributed to a slight run-off in money market accounts and an increase in time deposits. This change comes as a result of restricting access of certain money market accounts to new bank customers. Certificates of deposits comprised 30.1% of total interest-bearing deposits at September 30, 2001 compared to 32.1% of total interest-bearing deposits at December 31, 2000.

Total borrowed funds increased $4,840, or 15.9%, from $30,422 at December 31, 2000 to $35,262 at September 30, 2001. The increase in borrowed funds was primarily utilized to fund loan growth and for other financing activities. At September 30, 2001 borrowed funds consisted primarily of three FHLB advances of $10,000, $15,000, $5,000 and a mortgage-matched advance from the FHLB with a remaining balance of $3,257. Due in October 2001, the $10,000 FHLB advance had an original term of 12 months and carries a fixed interest rate of 6.72% with interest due monthly. Due in February 2002, the $15,000 FHLB advance had an original term of 15 months and carries a rate of 6.67% with interest due monthly. Due in May 2011, the $5,000 FHLB advance had an original term of 10 years and carries a rate of 5.5% for the first 5 years and will float at Libor quarterly for the last 5 years. Due in October 2008, the mortgage-matched advance had an original term of 10 years and carries a fixed interest rate of 5.10%. Principal and interest on the mortgage-matched advance are due monthly. Borrowed funds also include a demand note issued to the U.S. Treasury, which totaled $2,004 at September 30, 2001.


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

--------------------------------------------------------------------------------


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED SEPTMEBER 30, 2001 AND SEPTEMBER 30, 2000


NET INCOME. Net income for the three months ended September 30, 2001 totaled $950, compared to net income of $1,288 for the same period in 2000. Earnings per share was $0.23 for the three months ended September 30, 2001 compared to $0.30 for the three months ended September 30, 2000.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $4,682 for the three months ended September 30, 2001 compared to $4,057 for the same period in 2000. The $625 increase in 2001 over 2000 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average yield. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management's assessment of the probable incurred credit losses in the Corporation's loan and lease portfolio. All lending activity contains associated risks of losses and the Corporation recognizes these credit risks as a necessary element of its business activity. To assist in identifying and managing potential loan losses, the Corporation maintains a loan review function that regularly evaluates individual credit relationships as well as overall loan-portfolio conditions. One of the primary objectives of this loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio loss reserves.

The provision for loan and lease losses totaled $242 for the three months ended September 30, 2001 compared to $100 for the same period in 2000. The growth in the provision is reflective of the overall growth in the Corporation's loan portfolio as well as an increase in net charge-offs between the two periods. Net charge-offs for the three months ended September 30, 2001 were $226 compared to net charge-offs of $65 for the same period in 2000.

The allowance for loan and lease losses totaled $3,513, or 1.0% of total loans and leases, at September 30, 2001 compared to $3,334, or 1.01% of total loans and leases, at December 31, 2000. The allowance was 100.2% of non-performing loans at September 30, 2001, compared to 224.81% at December 31, 2000.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $81, or 6.4%, for the three months ended September 30, 2001 compared to the same period in 2000. The increase in non-interest income was the result of an increase in fees from the Corporation's trust department due to an increase in the total amount of trust assets managed and increased gains on loan sales resulting from changes in the interest rate environment.


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

--------------------------------------------------------------------------------

Total noninterest expense increased $941, or 28.5%, for the three months ended September 30, 2001 compared to the same period in 2000. The increase was primarily the result of increases in salaries and employee benefits of $450, equipment expense of $106, and occupancy expense of $228. The majority of these increases resulted from the construction of the Company's new headquarters. These were planned increases necessary to support the continued growth of the Corporation and will continue to be at these higher levels in the future. Other changes in noninterest expense were not significant.

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $581, for an effective tax rate of 37.9%, for the three months ended September 30, 2001 and $620, for an effective tax rate of 32.5%, for the three months ended September 30, 2000.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

NET INCOME. Net income for the nine months ended September 30, 2001 totaled $3,809, compared to net income of $3,570 for the same period in 2000. Earnings per share was $0.91 for the nine months ended September 30, 2001 compared to $0.85 for the nine months ended September 30, 2000.

NET INTEREST INCOME. Net interest income was $14,025 for the nine months ended September 30, 2001 compared to $12,167 for the same period in 2000. The $1,858 increase in 2001 over 2000 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities that carried a higher average yield. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $572 for the nine months ended September 30, 2001 compared to $602 for the same period in 2000. The decrease in the provision is reflective of management's belief that the overall quality of the loan portfolio increased over the comparable period, partially offset by growth in the loan portfolio. Net charge-offs for the nine months ended September 30, 2001 were $393 compared to net charge-offs of $229 for the same period in 2000.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $665, or 19.9%, for the nine months ended September 30, 2001 compared to the same period in 2000. The increase was the result of an increase in fees from the Corporation's trust department due to an increase in the amount of trust assets managed, increased gains on loan sales and an increase in service charges on deposit accounts.

Total noninterest expense increased $1,986, or 20.5%, for the nine months ended September 30, 2001 compared to the same period in 2000. The increase was primarily the result of increases in salaries and employee benefits of $1,182, equipment expense of $138, and occupancy expense of $410. The majority of these increases resulted from the construction of the Company's new headquarters. These were planned increases necessary to support the continued growth of the Corporation. Other changes in noninterest expense were not significant.


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

--------------------------------------------------------------------------------

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $1,979, for an effective tax rate of 34.2%, for the nine months ended September 30, 2001 and $1,651, for an effective tax rate of 31.6%, for the nine months ended September 30, 2000.


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

Cash and cash equivalents decreased $539, or 2.9%, to $17,958 at September 30, 2001 compared to $18,497 at December 31, 2000. Cash and equivalents represented 3.5% of total assets at September 30, 2001 and 3.7% of total assets at December 31, 2000. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.


CAPITAL RESOURCES

Total shareholders' equity increased $4,273 between December 31, 2000 and September 30, 2001. The increase was due to earnings retained and an increase in accumulated other comprehensive income. The Corporation purchased no shares of treasury stock during the nine months ended September 30, 2001; however, management may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations, which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

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

--------------------------------------------------------------------------------

At September 30, 2001 and December 31, 2000, the Corporation's actual capital levels (in thousands) and minimum required levels were:

                                                                                               Minimum Required
                                                                                                  To Be Well
                                                                   Minimum Required               Capitalized
                                                                      For Capital           Under Prompt Corrective
                                               Actual              Adequacy Purposes          Action Regulations
                                               ------              -----------------          ------------------
                                         Amount      Ratio          Amount      Ratio         Amount      Ratio
                                         ------      -----          ------      -----         ------      -----
September  30, 2001
-------------------
Total capital (to risk-weighted assets)
   Corporation                          $  51,691    12.7%        $  32,538      8.0%        $ 40,673     10.0%
Tier 1 capital (to risk-weighted assets)
   Corporation                             48,167    11.8            16,269      4.0           24,404      6.0
Tier 1 capital (to average assets)
   Corporation                             48,167     9.6            20,120      4.0           25,150      5.0


December  31, 2000
------------------
Total capital (to risk-weighted assets)
   Corporation                          $  48,718    13.7%        $  28,477      8.0%        $ 35,596     10.0%
Tier 1 capital (to risk-weighted assets)
   Corporation                             45,381    12.8            14,238      4.0           21,357      6.0
Tier 1 capital (to average assets)
   Corporation                             45,381     9.5            19,035      4.0           23,794      5.0

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

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Corporation is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The adoption of this Statement will not impact the Corporation's financial statements, as it has no intangible assets.


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

There are several methods employed by the Corporation to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Corporation attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Corporation's asset and liability management policy is to maintain a laddered gap position. One strategy used by the Corporation is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. As of September 30, 2001, $228,177, or 64.9%, of the Corporation's loan portfolio reprices on regular basis. The Corporation also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Corporation also maintains most of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

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

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                                   FORM 10-Q
                         QUARTER ENDED SEPTEMBER 30, 2001
                            PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

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


                                         DCB FINANCIAL CORP.
                                         ---------------------------------------
                                         (Registrant)




Date:   NOVEMBER 13, 2001                /S/ LARRY D. COBURN
       ----------------------------      -------------------
                                         (Signature)
                                         Larry D. Coburn
                                         President and Chief Executive Officer




Date:  NOVEMBER 13, 2001                 /S/ JOHN USTASZEWSKI
       ----------------------------      ---------------------------------------
                                         (Signature)
                                         John Ustaszewski
                                         Chief Financial Officer


--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.

                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------

EXHIBIT
NUMBER    DESCRIPTION                                PAGE NUMBER
------    -----------                                -----------


   11     Statement re: computation    Reference is hereby made to Consolidated
          of per share earnings        Statements of Income on page 4 and Note 1
                                       of Notes to Consolidated Financial
                                       Statements on page 8, hereof.








--------------------------------------------------------------------------------