Form 10-K405
period 2001-12-31
DCB FINANCIAL CORP
filed 2002-03-28
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark one)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________TO ________________

                         COMMISSION FILE NUMBER 0-22387
                                                -------

                               DCB FINANCIAL CORP
                               ------------------
             (Exact name of registrant as specified in its charter)

                    OHIO                                      31-1469837
                    ----                                      ----------
       (State or other jurisdiction of                       (IRS Employer
       incorporation or organization)                     Identification No.)

   110 Riverbend Ave., Lewis Center, Ohio                        43035
   --------------------------------------                        -----
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (740) 657-7000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At February 28, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $14.83 per share (such price being the average of the bid and asked prices on such date) was $57,483,838.

At February 28, 2002, the registrant had 4,273,200 common shares issued and 4,178,200 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II of Form 10-K - Portions of the Annual Report to Shareholders for the year ended December 31, 2002.

Part III of Form 10-K - Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of DCB Financial Corp.

                                     PART I

ITEM 1     DESCRIPTION OF BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS

         DCB Financial Corp (the "Corporation") is a financial holding company headquartered in Lewis Center, Ohio. The Corporation has one wholly-owned subsidiary bank, the Delaware County Bank and Trust Company (the "Bank"). The Bank also has two wholly-owned subsidiaries, D.C.B. Corporation and 362 Corp.

         The Corporation was incorporated under the laws of the State of Ohio in 1997, at the direction of management of the Bank for the purpose of becoming a bank holding company by acquiring all outstanding shares of the Bank. The Corporation acquired all such shares of the Bank after an interim bank merger, which transaction was consummated on March 14, 1997. The Bank is a commercial bank, chartered under the laws of the State of Ohio, and was organized in 1950.

     (b) FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

         Refer to Page 17, Note 1 of the Annual Report to Shareholders.

     (c) NARRATIVE DESCRIPTION OF BUSINESS

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

         The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. At year-end 2001, deposits of public funds (funds of governmental agencies and municipalities) were 8.06% of total deposits. This amount can fluctuate, but generally not by a material amount. No material industry or group concentrations exist in the loan portfolio.

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

         Residential real estate loans and home equity lines of credit carry primarily adjustable rates, although fixed-rate loans are originated and are secured by the borrower's residence. Such loans are made based on the borrower's ability to repay the debt from employment and other income. Management assesses the borrower's ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate.

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

         EMPLOYEES

         At December 31, 2001, the Bank employed 220 employees, 193 of whom were full-time. The Bank provides a number of benefits such as health, dental and life insurance for all, as well as education assistance for qualified employees. A 401(k) retirement plan is in place for eligible employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. The Corporation has no employees not also employed by the Bank.

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

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Not applicable.

I DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         A Refer to Page 9 of the Annual Report to Shareholders.

         B Refer to Page 9 of the Annual Report to Shareholders.

         C Refer to Page 10 of the Annual Report to Shareholders.

II       INVESTMENT PORTFOLIO

         A The following table sets forth the carrying amount of securities at December 31, 2001, 2000 and 1999.

                  (In thousands)                                                  2001         2000         1999
                                                                                  ----         ----         ----
              AVAILABLE FOR SALE
                U.S. Treasury                                                 $       --    $   1,016    $    2,261
                U.S. government agencies                                          43,756       60,683        53,262
                States and political subdivisions                                  7,276        6,071         6,011
                Corporate bonds                                                      208           --            --
                Mortgage-backed                                                   30,587       32,141        28,980
                                                                              ----------    ---------    ----------
                  Total debt securities                                           81,827       99,911        90,514
                Other securities                                                   2,194        2,044         1,395
                                                                              ----------    ---------    ----------

                                                                              $   84,021    $ 101,955    $   91,909
                                                                              ==========    =========    ==========

              HELD TO MATURITY
                States and political subdivisions                             $    6,004    $   5,727    $    6,777
                Corporate bonds                                                      130           --           995
                Mortgage-backed                                                   28,584       24,116        27,473
                                                                              ----------    ---------    ----------

                                                                              $   34,718    $  29,843    $   35,245
                                                                              ==========    =========    ==========

         B The following table sets forth information regarding scheduled maturities, fair value and weighted average yields of the Corporation's debt and equity securities at December 31, 2001. The weighted average yield has been computed using the historical amortized cost for securities available for sale. The weighted average yield on tax-exempt obligations is computed on a taxable equivalent basis based on the Corporation's marginal federal income tax rate of 34%.

                                                                      ONE         FIVE
                                                         ONE        THROUGH      THROUGH       AFTER
                                                        YEAR         FIVE          TEN          TEN
                  (In thousands)                       OR LESS       YEARS        YEARS        YEARS        TOTAL
                                                       -------       -----        -----        -----        -----
              AVAILABLE FOR SALE
                U.S. government agencies            $      402   $    4,256   $   25,429    $  13,669    $   43,756
                States and political
                  subdivisions                             350           --        1,874        5,052         7,276
                Corporate bonds                             --           --           --          208           208
                Mortgage-backed                             88        1,667        5,932       22,900        30,587
                                                    ----------   ----------   ----------    ---------    ----------

                                                    $      840   $    5,923   $   33,235    $  41,829    $   81,827
                                                    ==========   ==========   ==========    =========    ==========

              Weighted average yield                      5.88%        5.95%        5.65%        5.89%        5.80%
                                                    ==========   ==========   ==========    =========    =========

              HELD TO MATURITY
                States and political
                  Subdivisions                      $      615   $    2,750   $      913    $   1,726    $    6,004
                Corporate bonds                             --          130           --           --           130
                Mortgage-backed                            235        2,178        7,558       18,613        28,584
                                                    ----------   ----------   ----------    ---------    ----------

                                                    $      850   $    5,058   $    8,471    $  20,339    $   34,718
                                                    ==========   ==========   ==========    =========    ==========

              Weighted average yield                      5.33%        5.84%        6.30%        5.87%        5.96%
                                                    ==========   ==========   ==========    =========    =========

         C Excluding holdings of U.S. Treasury securities and other agencies of the U.S. Government, there were no investments in securities of any one issuer exceeding 10% of the Corporation's consolidated shareholders' equity at year-end 2001.


III      LOAN PORTFOLIO

         A    TYPES OF LOANS

              The amounts of gross loans outstanding at December 31, 2001, 2000, 1999, 1998 and 1997 are shown in the following table.

                  (In thousands)                        2001         2000         1999         1998         1997
                                                        ----         ----         ----         ----         ----

                Commercial and industrial           $   52,534   $   48,262   $   39,017    $  39,810    $   37,488
                Commercial real estate                 124,537      101,891       82,954       66,501        56,434
                Residential real estate and
                  home equity                           88,797       86,091       69,847       63,376        53,902
                Real estate construction                34,212       32,493       29,723       32,382        29,104
                Consumer and credit card                52,993       51,107       45,059       43,153        42,083
                Lease financing                          9,520       12,278       11,669       10,759        10,284
                                                    ----------   ----------   ----------    ---------    ----------

                                                    $  362,593   $  331,018   $  278,269    $ 256,011    $  229,295
                                                    ==========   ==========   ==========    =========    ==========

         B    MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

              The following is a schedule of commercial, commercial real estate and construction loans at December 31, 2001 maturing with the various time frames indicated.

                                                                                   ONE
                                                                      ONE        THROUGH       AFTER
                                                                     YEAR         FIVE         FIVE
                  (In thousands)                                    OF LESS       YEARS        YEARS        TOTAL
                                                                    -------       -----        -----        -----
              FIXED RATE
                Commercial and industrial                        $    2,049   $    7,229    $     943    $   10,221
                Commercial real estate                                2,514        2,180        8,164        12,858
                Real estate construction                              4,608          361          619         5,588
                                                                 ----------   ----------    ---------    ----------

                                                                 $    9,171   $    9,770    $   9,726    $   28,667
                                                                 ==========   ==========    =========    ==========

              VARIABLE RATE
                Commercial and industrial                        $   21,866   $   12,541    $   7,906    $   42,313
                Commercial real estate                                7,373        7,683       96,623       111,679
                Real estate construction                             18,634        9,990           --        28,624
                                                                 ----------   ----------    ---------    ----------

                                                                 $   47,873   $   30,214    $ 104,529    $  182,616
                                                                 ==========   ==========    =========    ==========

III      LOAN PORTFOLIO

         C    RISK ELEMENTS

              1.  NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

                  The following table summarizes nonaccrual loans, accruing loans past due greater than 90 days of more and restructured loans at December 31, 2001, 2000, 1999, 1998 and 1997.

                      (In thousands)                          2001        2000        1999       1998        1997
                                                              ----        ----        ----       ----        ----

                  Nonaccrual loans                         $  3,390    $   1,278   $     472   $    753   $   1,188
                  Accruing loans past due
                    90 days or more                             200          205         156        325         238
                  Troubled debt restructurings                   --           --          --         --          --

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

                  The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $97,000 for the year ended December 31, 2001.

              2.  POTENTIAL PROBLEM LOANS

                  The Corporation had no potential problem loans as of December 31, 2001 which have not been disclosed in Table III.C.1., but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans into one of the problem loan categories.

              3.  FOREIGN OUTSTANDINGS

                  Not applicable.

              4.  LOAN CONCENTRATIONS

                  At year-end 2001, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A. above.


         D    OTHER INTEREST-BEARING ASSETS

              At year-end 2001, there were no other interest-bearing assets required to be disclosed under Item III.C.1. or .2 if such assets were loans.

IV       SUMMARY OF LOAN LOSS EXPERIENCE

         A    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

              The following table sets forth the activity in the Corporation's allowance for loans losses for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

                      (In thousands)                     2001        2000         1999         1998         1997
                                                         ----        ----         ----         ----         ----

               Balance at beginning of year         $    3,334   $    2,793   $    1,948    $   1,842    $    1,923
               Loans charged off:
                  Commercial                              (278)        (115)        (358)        (112)         (263)
                  Commercial real estate                    --           --           --           --           (15)
                  Residential real estate
                    and home equity                         --           --          (27)          --            --
                  Real estate construction                  --           --           --           --            --
                  Consumer and credit card                (487)        (391)        (441)        (443)         (346)
                  Lease financing                           --           --           --          (13)          (20)
                                                    ----------   ----------   ----------    ---------    ----------
                     Total loans charged off              (765)        (506)        (826)        (568)         (644)
                                                    ----------   ----------   ----------    ---------    ----------

               Loan recoveries:
                  Commercial                                28           18           43           40            77
                  Commercial real estate                    --           --           --           --            --
                  Residential real estate
                    and home equity                         --           --            1           --            --
                  Consumer and credit card                 126          118          124          141           151
                  Lease financing                            1            3            8           24            15
                                                    ----------   ----------   ----------    ---------    ----------
                     Total loan recoveries                 155          139          176          205           243
                                                    ----------   ----------   ----------    ---------    ----------

               Net loans charged off                      (610)        (367)        (650)        (363)         (401)
               Provision for loan losses                   872          908        1,495          469           320
                                                    ----------   ----------   ----------    ---------    ----------

               Balance at end of year               $    3,596   $    3,334   $    2,793    $   1,948    $    1,842
                                                    ==========   ==========   ==========    =========    ==========

               Ratio of net charge-offs to average
                 average loans outstanding                0.18%        0.12%        0.25%        0.15%        0.19%
                                                    ==========   ==========   ==========    =========    =========


         B    ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

              The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios. While management's periodic analysis of the adequacy of allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-offs that occur.

(In thousands)                                      Percentage of                       Percentage of                 Percentage of
                                                    Loans in Each                       Loans in Each                 Loans in Each
                                Allowance            Category to   Allowance            Category to   Allowance        Category to
                                 Amount              Total Loans    Amount              Total Loans    Amount          Total Loans
                                 ------              -----------    ------              -----------    ------          -----------
                                       December 31, 2001                  December 31, 2000                December 31, 1999
                                       -----------------                  -----------------                -----------------

Commercial and industrial    $     1,765              14.49%      $     1,247               14.61%      $     652          14.08%
Commercial real estate                94              34.35               174               30.73             332          29.90
Residential real estate
  and home equity                    116              24.49                73               25.89             111          25.09
Real estate construction              57               9.44                24                9.80              45          10.71
Consumer and credit card             799              14.62               691               15.73             575          16.57
Lease financing                       68               2.63                76                3.23              57           3.65
Unallocated                          697                  --            1,049                   --          1,021             --
                             -----------          ----------      -----------           ----------    -----------        -------

     Total                   $     3,596             100.00%      $     3,334              100.00%     $    2,793         100.00%
                             ===========          =========       ===========           =========     ===========        =======


                                        December 31, 1998                  December 31, 1997
                                        -----------------                  -----------------

Commercial and industrial    $       618              15.62%      $       516               16.40
Commercial real estate               160              26.05               178               24.68
Residential real estate and
  home equity                         93              24.73                63               23.48
Real estate construction              49              12.68                30               12.73
Installment and credit card          494              17.26               465               18.77
Lease financing                       74               3.66                68                3.94
Unallocated                          460                  --              522                   --
                             -----------          ----------      -----------           ----------

     Total                   $     1,948             100.00%      $     1,842              100.00%
                             ===========          =========       ===========           =========

V        DEPOSITS

         A    SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

              1    Average balance of noninterest-bearing demand deposits
                   totaled $61,973,000, $62,355,000 and $60,857,000 for the
                   years ended December 31, 2001, 2000 and 1999.
              2    Refer to Page 9 of the Annual Report to Shareholders.
              3    Refer to Page 9 of the Annual Report to Shareholders.
              4    Refer to Page 9 of the Annual Report to Shareholders.
              5-8  Not applicable.

         B    OTHER CATEGORIES

              Not applicable.

         C    FOREIGN DEPOSITS

              Not applicable.

         D    MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000

              The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2001.

                      (In thousands)
                Three months or less                         $     18,102
                Over three through six months                      12,414
                Over six through twelve months                      7,690
                Over twelve months                                 11,025
                                                             ------------

                   Total                                     $     49,231
                                                             ============


         E    TIME DEPOSITS GREATER THAN $100,000 ISSUED BY FOREIGN OFFICES

              Not applicable.


VI       RETURN ON EQUITY AND ASSETS

         Refer to Page 6 of the Annual Report to Shareholders.


VII      SHORT-TERM BORROWINGS

         This item is not required for the Corporation because average outstanding balances of short-term borrowings for the years ending December 31, 2001, 2000 and 1999 were less than 30% of shareholders' equity at such dates.

ITEM 2     PROPERTIES

The Bank owns and operates its main office at 110 Riverbend Avenue, Lewis Center, Ohio 43035. The Bank also operates 16 branches and 4 other properties that are owned or leased as noted below:


1.   Delaware Branch Office, 41 N. Sandusky St., Delaware, Ohio 43015 (owned)
2.   Drive-in Office, 33 W. William St., Delaware, Ohio 43015 (owned)
3.   Delaware Center Branch Office, 199 S. Sandusky Street, Delaware, Ohio 43015 (owned)
4.   Galena Branch Office, 10 Park Street, Galena, Ohio 43021 (owned)
5.   Ostrander Branch Office, 10 West North Street, Ostrander, Ohio 43061 (owned)
6.   Green Meadows Branch Office, 9191 Columbus Pike, Lewis Center, Ohio 43035 (leased)
7.   Ashley Branch Office, 1 West High Street, Ashley, Ohio 43003 (owned)
8.   Buehlers Central Office, 800 West Central Avenue, Delaware, Ohio 43015 (leased)
9.   Marysville Banking Center, 108 South Main Street, Marysville, Ohio 43040 (owned)
10.  Marysville Banking Center II, 11069 West Fifth Street, Marysville, Ohio 43040 (leased)
11.  Powell Office, 22 South Liberty Street, Powell, Ohio 43065 (owned)
12.  Sunbury Office, 492 West Cherry Street, Sunbury, Ohio 43074 (leased)
13.  Highland Lakes Office, 6156 Highland Lakes Avenue, Westerville, Ohio 43085 (leased)
14.  Sawmill Parkway Office, 10149 Brewster Lane, Powell, Ohio 43065 (leased)
15.  Avery Road Office, 6820 Perimeter Loop Road, Dublin, Ohio 43017 (leased)
16.  ATM Express Bank, W. Central Ave., Delaware, Ohio 43015 (leased)
17.  ATM Express Bank, Ohio Wesleyan University, Delaware, Ohio 43015 (leased)
18.  ATM Express Bank, 8208 Marysville Road West, Ostrander, Ohio 43061 (leased)
19.  Operations Center, 163 N. Sandusky Street, Delaware, Ohio 43015 (leased)
20.  ATM Express Bank, 1123 U.S. Route 23 South, Delaware, Ohio 43015 (leased)
21.  Willowbrook Branch Office, 100 Willowbrook Way South, Delaware, Ohio 43015 (leased)

Management considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All the properties owned by the Bank are unencumbered by any mortgage or security interest and are, in management's opinion, adequately insured. A portion of the building that currently houses the main office is leased to two tenants.


ITEM 3     LEGAL PROCEDINGS

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


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders in the fourth quarter of 2001.

                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Refer to Page 5 "Common Stock and Stockholder Matters" of the Annual Report to Shareholders.

TRANSFER AGENT

DCB Financial Corp acts as transfer agent for the Corporation's common stock.

ANNUAL AND OTHER REPORTS, SHAREHOLDER AND GENERAL INQUIRIES

DCB Financial Corp is required to file an annual report on Form 10-K, for its fiscal year ended December 31, 2001, with the Securities and Exchange Commission. Copies of the Form 10-K annual report and the Corporation's quarterly reports may be obtained without charge by contacting:

     Mr. Donald R. Blackburn
     DCB Financial Corp
     110 Riverbend Avenue
     Delaware, Ohio  43035
     (740) 657-7000


ITEM 6     SELECTED FINANCIAL DATA

Refer to Page 6 "Selected Financial Information and Other Data" of the Annual Report to Shareholders.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to Pages 6 - 12 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report to Shareholders.


ITEM 7a    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Pages 10 - 11 "Asset and Liability Management and Market Risk" of the Annual Report to Shareholders.


ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to Pages 13 - 26 of the Annual Report to Shareholders.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with the independent accountants on accounting and financial disclosure have occurred.

                                    PART III

ITEM 10    DIRECTORS, AND EXECUTIVE OFFICERS OF THE REGISTRANT

Refer to Pages 3 - 4 and 11 "Election of Directors and Information with Respect to Directors and Officers", "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Sections 16(A) of the Securities Exchange Act of 1934" of the Proxy Statement.


ITEM 11    EXECUTIVE COMPENSATION

Refer to Pages 6 - 9 "Executive Compensation and Other Information" of the Proxy Statement.


ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Refer to Page 4 "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.


ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to Page 11 "Certain Relationships and Related Transactions" of the Proxy Statement.

                                     PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)  DOCUMENTS FILED AS PART OF FORM 10-K

                1 The following consolidated financial statements appear in the 2001 Annual Report to Shareholders and are incorporated herein by reference.

                    Report of Independent Auditors                                      Page     12
                    Consolidated Balance Sheets                                         Page     13
                    Consolidated Statements of Income                                   Page     14
                    Consolidated Statements of Changes in Shareholders' Equity          Page     15
                    Consolidated Statements of Cash Flows                               Page     16
                    Notes to Consolidated Financial Statements                          Pages    17 - 26

                2 The summary of selected quarterly results of operations appears on Page 26 of the Annual Report to Shareholders and is incorporated herein by reference.

                3   Exhibits

                    2           Not Applicable
                    3.1         Articles of Incorporation of DCB Financial Corp
                                (incorporated by reference to Registrant's Form
                                S-4, File No. 333-15579, effective January 10,
                                1997)
                    3.2         Code of Regulations of DCB Financial Corp
                                (incorporated by reference to Registrant's Form
                                S-4, File No. 333-15579, effective January 10,
                                1997)
                    4           Not Applicable
                    9           Not Applicable
                    10.1        Employment agreement with Mr. Coburn
                                (incorporated by reference to Registrant's Form
                                8-B, File No. 000-22387, effective April 15,
                                1997)
                    10.2        Employment agreement with Mr. Westbrook
                                (incorporated by reference to Registrant's Form
                                8-B, File No. 000-22387, effective April 15,
                                1997)
                    10.3        Employment agreement with Mr. Whitney
                                (incorporated by reference to Registrant's Form
                                10-K, File No. 0-22387, effective March 25,
                                1998)
                    10.4        Employment agreement with Mr. Bernon
                                (incorporated by reference to Registrant's Form
                                10-K, File No. 0-22387, effective March 27,
                                2000)
                    11          Statement Regarding Computation of Per Share
                                Earnings
                    13          Reference to the Annual Report to Shareholders
                    16          Not Applicable
                    18          Not Applicable
                    21          Subsidiaries of DCB Financial Corp
                    22          Not Applicable
                    23          Consent of Independent Auditors
                    24          Not Applicable
                    99          Not Applicable


           (b)  REPORTS FILED ON FORM 8-K

                No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DCB FINANCIAL CORP

                                      By:    /s/ LARRY D. COBURN
                                         ---------------------------------------
                                             Larry D. Coburn, President & CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 28, 2002.

              Signatures                          Title
              ----------                          -----


/s/ LARRY D. COBURN                    President (Principal Executive Officer),
----------------------------------
Larry D. Coburn                        CEO and Director


/s/ JEROME J. HARMEYER                 Director, Chairman of the Board
----------------------------------
Jerome J. Harmeyer


/s/ CHARLES W. BONNER                  Director
----------------------------------
Charles W. Bonner


/s/ WILLIAM R. OBERFIELD               Director
----------------------------------
William R. Oberfield


/s/ RODNEY B. HURL, M.D.               Director
----------------------------------
Rodney B. Hurl, M.D.


/s/ THOMAS T. PORTER                   Director
----------------------------------
Thomas T. Porter


/s/ EDWARD A. POWERS                   Director
----------------------------------
Edward A. Powers


/s/ MERRILL KAUFMAN                    Director
----------------------------------
Merrill Kaufman


/s/ GARY M. SKINNER                    Director
----------------------------------
Gary M. Skinner

/s/ TERRY M. KRAMER                    Director
----------------------------------
Terry M. Kramer


/s/ G. EDWIN JOHNSON                   Director
----------------------------------
G. Edwin Johnson


/s/ VICKIE J. LEWIS                    Director
----------------------------------
Vickie J. Lewis


/s/ RICHARD L. BUMP                    Director
----------------------------------
Richard L. Bump

                                INDEX TO EXHIBITS

            EXHIBIT                                                                                    SK ITEM
            NUMBER                                  DESCRIPTION OF DOCUMENT                            601 NO.
            ------                                  -----------------------                            -------

              1             Statement Regarding Computation of Per Share Earnings                        11

              2             Annual Report to Shareholders                                                13

              3             Subsidiaries of DCB Financial Corp                                           21

              4             Consent of Independent Auditors                                              23