Form 10-K/A
period 2001-12-31
DCB FINANCIAL CORP
filed 2002-05-09
CIK 1025877

                       Securities and Exchange Commission
                              Washington D.C. 20549
                                   FORM 10-K/A


              Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


For the fiscal year ended                                        Commission file
December 31, 2001                                                Number 0-22387


                               Amendment Number 1


                               DCB FINANCIAL CORP.
           (Exact name of the registrant as specified in its Charter)


                  OHIO                                   31-1469837
        (State of Incorporation)            (I.R.S. Employer Identification No.)


 110 Riverbend Ave., Lewis Center, Ohio                    43035
(Address of principal executive offices)                 (Zip Code)


                                 (740) 657-7000
              (Registrant's telephone number, including area code)


                 Securities Registered Pursuant to Section 12(b)
                                of the Act: None


                 Securities Registered Pursuant to Section 12(g)
                     of the Act: Common Shares, No Par Value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The undersigned registrant hereby amends the following item of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2001 for the purpose of correcting a deficiency in the form of signature to such form.


                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated: May 3, 2002


                                            DCB FINANCIAL CORP.


                                        By: /s/ Larry D. Coburn
                                            ------------------------------------
                                            Larry D. Coburn, President and CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 3, 2002


                                    /s/ Larry D. Coburn
                                    --------------------------------------------
                                    Larry D. Coburn, President and CEO
                                    (Principal Executive Officer)


                                    /s/ John A. Ustaszewski
                                    --------------------------------------------
                                    John A. Ustaszewski, CFO
                                    (Principal Financial and Accounting Officer)