Form 10-Q
period 2002-03-31
DCB FINANCIAL CORP
filed 2002-05-15
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             Commission file number:          0-22387
                                                              -------

                               DCB Financial Corp.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Ohio                                    31-1469837
------------------------------------     ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)


                 110 Riverbend Avenue, Lewis Center, Ohio 43035
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (740) 657-7000
                        ---------------------------------
                         (Registrant's telephone number)


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

Common stock, no par value                        Outstanding at April 30, 2002:
                                                  4,178,200 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

--------------------------------------------------------------------------------

                                Table of Contents




PART I -  FINANCIAL INFORMATION


ITEM 1 -  Financial Statements                                              Page
                                                                            ----

Consolidated Balance Sheets................................................    3

Consolidated Statements of Income and Comprehensive Income.................    4

Condensed Consolidated Statements of Cash Flows............................    5

Notes to the Consolidated Financial Statements.............................    6


ITEM 2 -  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................    8


ITEM 3 -  Quantitative and Qualitative Disclosures About Market Risk.......   13


PART II - OTHER INFORMATION................................................   14


SIGNATURES.................................................................   15

                               DCB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

(Dollars in thousands)                                                                March 31,       December 31,
                                                                                        2002              2001
                                                                                    -------------    --------------
ASSETS
Cash and due from financial institutions                                            $      16,782    $       17,945
Federal funds sold                                                                          4,620                --
                                                                                    -------------    --------------
     Total cash and cash equivalents                                                       21,402            17,945
Securities available for sale                                                              87,937            84,021
Securities held to maturity                                                                29,922            34,718
Loans held for sale                                                                         2,659             2,588
Loans and leases                                                                          363,053           362,556
Less allowance for loan and lease losses                                                   (3,742)           (3,596)
                                                                                    -------------    --------------
     Net loans and leases                                                                 359,311           358,960
Premises and equipment, net                                                                12,349            12,320
Investment in unconsolidated affiliates                                                     1,951             1,951
Accrued interest receivable and other assets                                                6,780             6,877
                                                                                    -------------    --------------

         Total assets                                                               $     522,311    $      519,380
                                                                                    =============    ==============

LIABILITIES
Deposits
     Noninterest-bearing                                                            $      67,893    $       69,859
     Interest-bearing                                                                     366,678           360,855
                                                                                    -------------    --------------
         Total deposits                                                                   434,571           430,714
Federal funds purchased and other short-term borrowings                                     2,047             4,174
Federal Home Loan Bank advances                                                            33,066            33,162
Accrued interest payable and other liabilities                                              2,738             2,209
                                                                                    -------------    --------------
     Total liabilities                                                                    472,422           470,259

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                                                   3,779             3,779
Retained earnings                                                                          47,840            46,720
Treasury stock, 95,000 shares, at cost                                                     (1,978)           (1,978)
Accumulated other comprehensive income                                                        248               600
                                                                                    -------------    --------------
     Total shareholders' equity                                                            49,889            49,121
                                                                                    -------------    --------------

         Total liabilities and shareholders' equity                                 $     522,311    $      519,380
                                                                                    =============    ==============

--------------------------------------------------------------------------------

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          ------------------
                                                                                       2002               2001
                                                                                  --------------    ---------------
Interest and dividend income
     Loans, including fees                                                        $        6,372    $         7,461
     Taxable securities                                                                    1,512              1,946
     Tax-exempt securities                                                                   139                123
     Federal funds sold and other                                                             18                 77
                                                                                  --------------    ---------------
                                                                                           8,041              9,607

Interest expense
     Deposits                                                                              2,297              4,423
     Borrowings                                                                              357                475
                                                                                  --------------    ---------------
                                                                                           2,654              4,898
                                                                                  --------------    ---------------

Net interest income                                                                        5,387              4,709

Provision for loan and lease losses                                                          300                130
                                                                                  --------------    ---------------

Net interest income after provision for loan and lease losses                              5,087              4,579

Noninterest income
     Service charges on deposit accounts                                                     557                530
     Trust department income                                                                 213                168
     Net gains (losses) on sales of securities                                                15                 --
     Net gains on sales of loans                                                             201                152
     Cash management fees                                                                    120                 76
     Data processing servicing fees                                                           73                 90
     Other                                                                                   238                205
                                                                                  --------------    ---------------
                                                                                           1,417              1,221

Noninterest expense
     Salaries and employee benefits                                                        2,190              1,973
     Occupancy and equipment                                                                 885                704
     Professional services                                                                    69                 66
     Advertising                                                                              98                 68
     Postage, freight and courier                                                            135                103
     Supplies                                                                                 71                 81
     State franchise taxes                                                                   133                128
     Other                                                                                   752                578
                                                                                  --------------    ---------------
                                                                                           4,333              3,701
                                                                                  --------------    ---------------

Income before income taxes                                                                 2,171              2,099

Income tax expense                                                                           716                692
                                                                                  --------------    ---------------

Net income                                                                                 1,455              1,407

Other comprehensive income (loss)                                                           (352)               709
                                                                                  --------------    ---------------

Comprehensive income                                                              $        1,103    $         2,116
                                                                                  ==============    ===============

Basic earnings per common share                                                   $         0.35    $          0.34
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

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              ------------------
                                                                                             2002           2001
                                                                                             ----           ----

Net cash flows from operating activities                                                $     2,736     $    (1,099)

Cash flows from investing activities
     Securities available for sale
         Purchases                                                                          (14,783)        (10,684)
         Maturities, principal payments and calls                                             9,440           1,184
         Sales                                                                                  875          22,478
     Securities held to maturity
         Purchases                                                                               --          (3,503)
         Maturities, principal payments and calls                                             4,737           1,562
     Net change in loans                                                                       (450)             77
     Premises and equipment expenditures                                                       (397)         (1,495)
                                                                                        -----------     -----------
              Net cash from investing activities                                               (578)          9,619

Cash flows from financing activities
     Net change in deposits                                                                   3,857           3,833
     Net change in federal funds sold and other short-term borrowings                        (2,127)         (1,186)
     Repayment of Federal Home Loan Bank advances                                               (96)            (91)
     Cash dividends paid                                                                       (335)           (292)
                                                                                        -----------     -----------
         Net cash from financing activities                                                   1,299           2,264
                                                                                        -----------     -----------

Net change in cash and cash equivalents                                                       3,457          10,784

Cash and cash equivalents at beginning of year                                               17,945          18,497
                                                                                        -----------     -----------

Cash and cash equivalents at end of year                                                $    21,402     $    29,281
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

                              DCB FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at March 31, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 2001, included in its 2001 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2001 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Delaware County Bank and Trust Company (the "Bank"). The financial statements of the Bank include accounts of its wholly-owned subsidiaries, D.C.B. Corporation and 362 Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and the status of contingencies are particularly subject to change.

Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the sum of current-year income tax due or refundable and change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings per common share is net income divided by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding was 4,178,200 for the three months ended March 31, 2002 and 2001. The Corporation does not have any shares that could potentially dilute its earnings per share computation.

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Corporation does not believe this standard will have a material affect on its financial condition or results of operations.

Effective January 1, 2002, the Corporation adopted a new accounting standard issued by the Financial Accounting Standards Board on impairment and disposal of long-lived assets. The effect of this standard on the financial position and results of operations of the Corporation was not material.

--------------------------------------------------------------------------------

                                   (Continued)

                              DCB FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 2 - LOANS AND LEASES

Loans and leases were as follows:

                                                                                   March 31,      December 31,
                                                                                     2002             2001
                                                                                ------------    ------------

         Commercial and industrial                                              $     52,082    $     52,534
         Commercial real estate                                                      133,819         124,537
         Residential real estate and home equity                                      87,254          88,797
         Real estate construction and land development                                29,777          34,212
         Consumer and credit card                                                     51,081          52,993
         Lease financing, net                                                          8,968           9,520
                                                                                ------------    ------------
                                                                                     362,981         362,593
         Less:  Net deferred loan fees and costs                                       1,253           1,303
                Unearned income on leases                                             (1,181)         (1,340)
                                                                                ------------    ------------

                                                                                $    363,053    $    362,556
                                                                                ============    ============


NOTE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                                                                                    2002             2001
                                                                                ------------    ------------

         Balance - January                                                      $      3,596    $      3,334
         Provision for loan losses                                                       300             130
         Loans charged off                                                              (192)            (86)
         Recoveries                                                                       38              37
                                                                                ------------    ------------

         Balance - March 31                                                     $      3,742    $      3,415
                                                                                ============    ============

Nonperforming loans were as follows:
                                                                                  March 31,      December 31,
                                                                                    2002             2001
                                                                                ------------    ------------

Loans past due over 90 days still accruing interst                              $         45    $        200
Nonaccrual loans                                                                       4,928           3,390

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses                    $        640    $        648
Period-end loans with allocated allowance for loan losses                              4,903           2,915
                                                                                ------------    ------------

     Total                                                                      $      5,543    $      3,563
                                                                                ============    ============

Amount of the allowance for loan losses allocated                               $      1,711    $      1,110
                                                                                ============    ============

Average of impaired loans during the period                                     $      5,398    $      2,998
                                                                                ============    ============

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

--------------------------------------------------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS


INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp. (the "Corporation") at March 31, 2002 compared to December 31, 2001, and the consolidated results of operations for the three months ended March 31, 2002 compared to the same period in 2001. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.


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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $522,311 at March 31, 2002 compared to $519,380 at December 31, 2001, an increase of $2,931, or .56%. The Bank experienced lower loan growth during the first quarter, and utilized this opportunity to increase liquidity within the balance sheet through an increase in cash and cash equivalents. Federal funds sold totaled $4,620 at March 31, 2002, but totaled $0 at December 31, 2001. The increase in fed funds is attributed to management's decision to invest short-term versus investing in long-term securities.

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

--------------------------------------------------------------------------------

Total securities decreased $880, or .7%, from $118,739 at December 31, 2001 to $117,859, at March 31, 2002. The slight decrease was the result of the majority of the proceeds from maturities, calls and principal payments being reinvested in short-term securities to increase liquidity for future balance sheet funding purposes. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities classified as available for sale totaled $87,937, or 74.6% of the total securities portfolio, at March 31, 2002. Management classifies securities as available for sale to provide the Corporation with the flexibility to create liquidity. The mortgage-backed securities portfolio, totaling $60,341 at March 31, 2002, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $497, or .1%, from $362,556 at December 31, 2001 to $363,053 at March 31, 2002. The major area of growth was in commercial real estate, which increased $9,282, or 7.5%. The Corporation attributes this growth to a strong local economy and the large number of businesses moving into the market area. The growth in commercial real estate was offset by declines in most other loan types, but primarily by a $4,435 decrease in real estate construction and land development. There is no significant concentration of lending to any one industry.

Total deposits increased $3,857, or .9%, from $430,714 at December 31, 2001 to $434,571 at March 31, 2002. Noninterest-bearing deposits decreased $1,966, or 2.8%, while interest-bearing deposits increased $5,823, or 1.6%. Interest-bearing demand and money market deposits comprised 40.6% of total interest-bearing deposits at March 31, 2002, compared to 49.7% of total interest-bearing deposits at December 31, 2001, while the Corporation experienced a $7,835, or 28.9%, increase in volume in such accounts. The increase was primarily in the Corporation's "Bank Investment" deposit accounts, which offer a variable interest rate tied to the 3 Month Treasury Bill. Savings deposits represented 14% of total interest-bearing deposits at both December 31, 2001 and March 31, 2002. Certificates of deposit increased $3,097, or 2.35%, comprising 36.4% of total interest-bearing deposits at March 31, 2002, compared to 36.3% of total interest-bearing deposits at December 31, 2001. The increase in certificates of deposit was primarily due to the increase of public fund certificates of deposit.

COMPARISON OF RESULTS OF OPERATIONS

NET INCOME. Net income for the three months ended March 31, 2002 totaled $1,455, compared to net income of $1,407 for the same period in 2001. Earnings per share was $0.35 for the three months ended March 31, 2002 compared to $.34 for the three months ended March 31, 2001.

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

--------------------------------------------------------------------------------

Net interest income was $5,387 for the three months ended March 31, 2002 compared to $4,709 for the same period in 2001. The $678 increase in 2002 over 2001 was primarily the result of a sharp decline in rates paid on interest-bearing liabilities. Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

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

The provision for loan and lease losses totaled $300 for the three months ended March 31, 2002 compared to $130 for the same period in 2001. This growth is reflective of an increase in net charge-offs along with an increase nonperforming and impaired loans during the first three months of 2002. Net charge-offs for the three months ended March 31, 2002 were $154 compared to net charge-offs of $49 for the same period in 2001.

The allowance for loan and lease losses totaled $3,742, or 1.0% of total loans and leases at March 31, 2002. The allowance at December 31, 2001 was $3,596, or 0.99% of total loans and leases. The allowance was 75% of nonperforming loans at March 31, 2002, compared to 95% at December 31, 2001. Management believes that the allowance for loan losses is sufficient to cover probable incurred credit losses as of March 31, 2002.

NON-INTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $196, or 16.1%, for the three months ended March 31, 2002 compared to the same period in 2001. The increase was the result of an increase in fee income from the Corporation's trust department and from earnings on corporate banking products. Additionally, the Corporation experienced increased gains on loan sales (both servicing-released and service-retained) due to management's decision to increase origination volume, taking advantage of the current low interest rate environment.

Total non-interest expense increased $632, or 17.1%, for the three months ended March 31, 2002 compared to the same period in 2001. The increase was primarily the result of increases in salaries and employee benefits and occupancy and equipment expense, where such increases made up $398 of the total increase. These were planned increases necessary to support the continued growth of the Corporation. Other changes in noninterest expense were not significant.

INCOME TAXES. The increase in the provision for federal income tax expense is primarily attributable to the change in pre-tax income. The provision for income taxes totaled $716, for an effective tax rate of 33.0%, for the three months ended March 31, 2002 and $692, for an effective tax rate of 33.0%, for the three months ended March 31, 2001.


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

Cash and cash equivalents increased $3,457, or 19.3%, to $21,402 at March 31, 2002 compared to $17,945 at December 31, 2001. Cash and cash equivalents represented 4.1% of total assets at March 31, 2002 and 3.5% of total assets at December 31, 2001. The Bank has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions which affected the Corporation's level of cash and cash equivalents, cash flows and liquidity during the first quarter of 2002 were purchases of securities of $14,783, security sales, maturities, principal payments and calls of $15,052; net increase in deposits of $3,857; and the repayment of borrowed funds totaling $2,223.


CAPITAL RESOURCES

Total shareholders' equity increased $768 between December 31, 2001 and March 31, 2002. The increase was primarily due to earnings retained net of a $352 after-tax decrease in accumulated other comprehensive income and $334 of dividends declared.


Tier 1 capital is shareholders' equity excluding accumulated other comprehensive income and intangible assets. Total capital includes Tier 1 capital plus the allowance for loan and lease losses, not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Corporation's total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk.

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

--------------------------------------------------------------------------------

The Corporation and its subsidiaries meet all regulatory capital requirements. The Corporation's ratio of total capital to risk-weighted assets was 13.0% at March 31, 2002, while the Tier 1 risk-based capital ratio was 12.0%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 8.8% at March 31, 2002 exceeded the regulatory minimum for capital adequacy purposes of 4.0%.

On April 24, 2002, the Corporation announced a stock repurchase program whereby the Board of Directors authorized management to repurchase up to 400,000 shares, or approximately 10% of the Corporation's outstanding common stock. The number of shares purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of purchasing shares.


IMPACT OF NEW ACCOUNTING STANDARDS

A new accounting standard requires identified intangible assets to be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under a new standard, whereas, goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized. Annual impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not materially impact the Corporation's financial statements as no intangible assets are currently held.

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Corporation does not believe this standard will have a material affect on its financial condition or results of operations.

Effective January 1, 2002, the Corporation adopted a new accounting standard issued by the Financial Accounting Standards Board on impairment and disposal of long-lived assets. The effect of this standard on the financial position and results of operations of the Corporation was not material.


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

--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

The Corporation's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risks. Interest rate risk is the risk that the Corporation's financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk. The measurement and analysis of thee exposure of the Corporation's primary operating subsidiary, The Delaware County Bank and Trust Company, to changes in the interest rate environment are referred to as asset/liability management. One method used to analyze the Corporation's sensitivity to changes in interest rates is the "net portfolio value" ("NPV") methodology.

NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities. For example, the asset/liability model that the Corportion currently employs attempts to measure the change in NPV for a variety of interest rate scenarios, typically for parallel shifts of 100 to 300 basis points in market rates.

The Corporation's 2001 annual report includes a table depicting the changes in the Corporation's interest rate risk as of December 31, 2001, and December 31, 2000, as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 to 300 basis points in market interest rates. Management believes that no events have occurred since December 31, 2001 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.

As illustrated in the tables, the Corporation's NPV is more sensitive to rising rates than declining rates. From an overall perspective, such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Corporation has many fixed-rate loans in its loan portfolio, the amount of interest the Corporation would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest the Corporation would pay on its deposits would increase rapidly because the Corporation's deposits generally have shorter periods to repricing. Additional consideration should also be given to today's current interest rate levels. Several deposit products are within 200 basis points of zero percent and other products within 300 basis points. Should rates continue to decline, fewer liabilities could be repriced down to offset potentially lower yields on loans. Thus decreases could also impact future earnings and the Corporation's NPV.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making risk calculations.

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                          Quarter ended March 31, 2002
                           PART II - OTHER INFORMATION

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


                                           DCB FINANCIAL CORP.
                                           -------------------------------------
                                           (Registrant)




Date: May 15, 2002                         /s/ Larry D. Coburn
      ---------------                      -------------------------------------
                                           (Signature)
                                           Larry D. Coburn
                                           President and Chief Executive Officer




Date: May 15, 2002                         /s/ John Ustaszewski
      ---------------                      -------------------------------------
                                           (Signature)
                                           John Ustaszewski
                                           Chief Financial Officer












--------------------------------------------------------------------------------

                            DCB FINANCIAL CORPORATION

                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------

EXHIBIT
NUMBER          DESCRIPTION                                                                    PAGE NUMBER
------          -----------                                                                    -----------


   11           Statement re:  computation of per share earnings               Reference is hereby made to Consolidated
                                                                               Statements of Income on page 4 and Note 1
                                                                               of Notes to Consolidated Financial
                                                                               Statements on page 6, hereof.



















--------------------------------------------------------------------------------