Form 10-Q
period 2002-06-30
DCB FINANCIAL CORP
filed 2002-08-14
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-22387

                               DCB Financial Corp.
             (Exact name of registrant as specified in its charter)

                       Ohio                          31-1469837
   (State or other jurisdiction of   (I.R.S. Employer Identification Number)
   incorporation or organization)

                 110 Riverbend Avenue, Lewis Center, Ohio 43035
                    (Address of principal executive offices)

                                 (740) 657-7000
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X     No
                             ------       ------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, no par value                        Outstanding at August 3, 2002:
                                                  4,168,256 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

                                Table of Contents




PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                                                                 Page
Consolidated Balance Sheets.................................................................................    3

Consolidated Statements of Income and Comprehensive Income..................................................    4

Condensed Consolidated Statements of Cash Flows.............................................................    5

Notes to the Consolidated Financial Statements..............................................................    6


ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................    8


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.........................................   14


PART II - OTHER INFORMATION.................................................................................   15


SIGNATURES   ...............................................................................................   17

                               DCB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

Item 1.  Financial Statements

                                                                                      June 30,         December 31,
                                                                                        2002              2001
                                                                                    -------------    --------------
ASSETS
Cash and due from financial institutions                                            $      21,177    $       17,945
                                                                                    -------------    --------------
Federal funds sold                                                                          1,040                 0
     Total cash and cash equivalents                                                       22,217            17,945
Securities available for sale                                                              87,879            84,021
Securities held to maturity                                                                28,029            34,718
Loans held for sale                                                                         2,105             2,588
Loans and leases                                                                          371,508           362,556
Less allowance for loan and lease losses                                                   (3,793)           (3,596)
                                                                                    -------------    --------------
     Net loans and leases                                                                 367,715           358,960
Premises and equipment, net                                                                12,168            12,320
Investment in unconsolidated affiliates                                                     1,951             1,951
Accrued interest receivable and other assets                                                6,922             6,877
                                                                                    -------------    --------------
         Total assets                                                               $     528,986    $      519,380
                                                                                    =============    ==============
LIABILITIES
Deposits
     Noninterest-bearing                                                            $      72,462    $       69,859
     Interest-bearing                                                                     364,716           360,855
                                                                                    -------------    --------------
         Total deposits                                                                   437,178           430,714
Federal funds purchased and other short-term borrowings                                     2,000             4,174
Federal Home Loan Bank advances                                                            37,468            33,162
Accrued interest payable and other liabilities                                              1,245             2,209
                                                                                    -------------    --------------
         Total liabilities                                                                477,891           470,259
SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                                                   3,780             3,779
Retained earnings                                                                          48,675            46,720
Treasury stock, 104,944 shares at June 30, 2002 and
  95,000 shares at December 31, 2001, at cost                                              (2,152)           (1,978)
Accumulated other comprehensive income                                                        792               600
                                                                                    -------------    --------------
         Total shareholders' equity                                                        51,095            49,121
                                                                                    -------------    --------------
         Total liabilities and shareholders' equity                                 $     528,986    $      519,380
                                                                                    =============    ==============

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                                   2002              2001               2002              2001
                                            ---------------    --------------     --------------    ---------------
INTEREST AND DIVIDEND INCOME
     Loans, including fees                  $         6,372    $        7,198     $       12,744    $        14,659
         Taxable securities                           1,490             1,805              3,002              3,751
         Tax-exempt securities                          148               134                287                257
         Federal funds sold and other                    12               114                 30                191
                                            ---------------    --------------     --------------    ---------------
                                                      8,022             9,251             16,063             18,858
INTEREST EXPENSE
     Deposits                                         2,263             3,850              4,560              8,273
     Borrowings                                         285               494                642                969
                                            ---------------    --------------     --------------    ---------------
                                                      2,548             4,344              5,202              9,242
                                            ---------------    --------------     --------------    ---------------
NET INTEREST INCOME                                   5,474             4,907             10,861              9,616

Provision for loan and lease losses                     500               200                800                330
                                            ---------------    --------------     --------------    ---------------
NET INTEREST INCOME AFTER PROVISION FOR               4,974             4,707             10,061              9,286
                    lOAN AND LEASE LOSSES

NONINTEREST INCOME
     Service charges on deposit accounts                587               596              1,144              1,126
     Trust department income                            144               159                357                327
     Net gains on sales of securities                    --                --                 15                 --
     Net gains on sale of loans                         179               283                380                435
     Cash management fees                               140               101                260                177
     Data processing servicing fees                     110                71                183                161
     Other                                              205               192                443                397
                                            ---------------    --------------     --------------    ---------------
                                                      1,365             1,402              2,782              2,623
NONINTEREST EXPENSE
     Salaries and other employee benefits             2,186             2,032              4,376              4,005
     Occupancy and equipment                          1,049               736              1,934              1,440
     Professional services                              164               116                233                182
     Advertising                                        100               115                198                183
     Postage, freight and courier                       116               113                251                216
     Supplies                                            63                83                134                164
     State franchise taxes                              150               131                283                259
     Other                                              725               636              1,477              1,214
                                            ---------------    --------------     --------------    ---------------
                                                      4,553             3,962              8,886              7,663
                                            ---------------    --------------     --------------    ---------------
INCOME BEFORE INCOME TAXES                            1,786             2,147              3,957              4,246

Income tax expense                                      618               695              1,334              1,387
                                            ---------------    --------------     --------------    ---------------
NET INCOME                                            1,168             1,452              2,623              2,859

Other comprehensive income                              544               259                192                968
                                            ---------------    --------------     --------------    ---------------
Comprehensive income                        $         1,712    $        1,711     $        2,815    $         3,827
                                            ===============    ==============     ==============    ===============
Basic and diluted earnings                  $          0.28    $         0.35     $         0.63    $          0.68
                                            ===============    ==============     ==============    ===============
     per common share


                                                                              4.
               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)




                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                           2002             2001
                                                                                        -----------     -----------
NET CASH FLOWS FROM OPERATING ACTIVITIES                                                $     3,404     $     1,621

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                          (24,560)        (28,286)
         Maturities, principal payments and calls                                            19,832           3,743
         Sales                                                                                1,081          36,298
     Securities held to maturity
         Purchases                                                                           (1,321)         (8,119)
         Maturities, principal payments and calls                                             7,902           4,416
     Net change in loans                                                                     (9,175)         (5,540)
     Premises and equipment expenditures                                                       (645)         (3,618)
                                                                                        -----------     -----------
              Net cash from investing activities                                             (6,886)         (1,106)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                                   6,464          11,220
     Net change in federal funds and other short-term borrowings                             (2,174)            113
     Proceeds from Federal Home Loan Bank advances                                            7,000           5,000
     Repayment of Federal Home Loan Bank advances                                            (2,694)           (198)
     Purchase of treasury stock                                                                (201)             --
     Sale of treasury stock                                                                      27              --
     Cash dividends paid                                                                       (668)           (584)
                                                                                        -----------     -----------
         Net cash from financing activities                                                   7,754          15,551
                                                                                        -----------     -----------
Net change in cash and cash equivalents                                                       4,272          16,066

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               17,945          18,497
                                                                                        -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $    22,217     $    34,563
                                                                                        ===========     ===========

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at June 30, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 2001, included in its 2001 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2001 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Delaware County Bank and Trust Company (the "Bank"). The financial statements of the Bank include accounts of its wholly-owned subsidiaries, D.C.B. Corporation and 362 Corp. All significant intercompany accounts and transactions have been eliminated in consolidation. Management considers the Corporation to operate in one segment, banking.

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan and lease losses, fair values of financial instruments and status of contingencies are particularly subject to change.

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

Earnings per common share is net income divided by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding was 4,172,294 and 4,175,231 for the three and six months ended June 30, 2002. The weighted average number of common shares outstanding was 4,178,200 for the three and six months ended June 30, 2001. The Corporation has no potentially dilutive securities.

                               DCB FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


NOTE 2 - LOANS AND LEASES

Loans and leases were as follows:

                                                                                   June 30,       December 31,
                                                                                     2002             2001
                                                                                 -----------    ------------
         Commercial and industrial                                               $    51,026    $     52,534
         Commercial real estate                                                      141,113         124,537
         Residential real estate and home equity                                      89,441          88,797
         Real estate construction and land development                                31,531          34,212
         Consumer and credit card                                                     49,962          52,993
         Lease financing, net                                                          8,260           9,520
                                                                                 -----------    ------------
                                                                                     371,333         362,593
         Less:  Net deferred loan fees and costs                                       1,198           1,303
                 Unearned income on leases                                            (1,023)         (1,340)
                                                                                 -----------    ------------
                                                                                 $   371,508    $    362,556
                                                                                 ===========    ============

NOTE 3 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                                                            Three months ended              Six months ended
                                                                 June 30,                       June 30,
                                                          2002            2001             2002            2001
                                                     ------------     ------------    ------------     ------------
     Beginning balance                               $      3,742     $      3,415    $      3,596     $      3,334
     Provision for loan losses                                500              200             800              330
     Loans charged off                                       (476)            (144)           (668)            (230)
     Recoveries                                                27               26              65               63
                                                     ------------     ------------    ------------     ------------
     Balance - June 30                               $      3,793     $      3,497    $      3,793     $      3,497
                                                     ============     ============    ============     ============


Nonperforming loans were as follows:

                                                                        June 30,           December 31,
                                                                          2002                 2001
                                                                     ----------------    -----------------
Loans past due 90 days or more and still accruing                    $            477    $             200
Nonaccrual loans                                                                4,781                3,390

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses         $            522    $             648
Period-end loans with allocated allowance for loan losses                       4,898                2,915
                                                                     ----------------    -----------------
     Total                                                           $          5,420    $           3,563
                                                                     ================    =================

Amount of the allowance for loan losses allocated                    $          1,736    $           1,110
                                                                     ================    =================

Average of impaired loans during the period                          $          5,495    $           2,998
                                                                     ================    =================

                               DCB FINANCIAL CORP.
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)




Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations


INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp. (the "Corporation") at June 30, 2002 compared to December 31, 2001, and the consolidated results of operations for the three and six months ended June 30, 2002 compared to the same periods in 2001. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.


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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $528,986 at June 30, 2002, compared to $519,380 at December 31, 2001, an increase of $9,606, or 1.85%. The increase in assets was primarily the result of an increase in loans, leases, and cash and cash equivalents during the period, partially offset by a decrease in investment securities.

Cash and cash equivalents increased $4,272 from December 31, 2001 to June 30, 2002. This increase was the result of the Corporation decreasing its investment in securities during the six months ended June 30, 2002 to fund anticipated future loan growth, and to ensure sufficient liquidity needed to meet the needs of its growing deposit base.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Total securities decreased $2,831, or 2.3%, from $118,739 at December 31, 2001 to $115,918 at June 30, 2002. The decrease was the result of the proceeds from sales, maturities, calls and principal repayments not being reinvested due to an anticipated future increase in loan demand during 2002. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities classified as available for sale totaled $87,879, or 75.8% of the total securities portfolio, at June 30, 2002. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. Securities classified as held to maturity totaled $28,029, or 24.2% of the total securities portfolio, at June 30, 2002. The mortgage-backed securities portfolio, totaling $40,601 at June 30, 2002, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $8,952, or 2.5%, from $362,556 at December 31, 2001 to $371,508 at June 30, 2002. The majority of the growth was experienced in commercial real estate loans, which increased $16,576, or 13.3%. The Corporation attributes this growth to a strong local economy and the large number of businesses moving into the market area. There is no significant concentration of lending to any one industry.

Total deposits increased $6,464, or 1.5%, from $430,714 at December 31, 2001 to $437,178 at June 30, 2002. Noninterest-bearing deposits increased $2,603, or 3.73%, while interest-bearing deposits increased $3,861, or 1.1%. The increase was primarily in the Corporation's "Bank Investment" deposit accounts, which offer a variable interest rate tied to the 3 Month Treasury Bill.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
  ENDED JUNE 30, 2002 AND JUNE 30, 2001

NET INCOME. Net income for the three months ended June 30, 2002 totaled $1,168, compared to net income of $1,452 for the same period in 2001. Earnings per share was $.28 for the three months ended June 30, 2002 compared to $.34 for the three months ended June 30, 2001.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.


Net interest income was $5,474 for the three months ended June 30, 2002 compared to $4,907 for the same period in 2001. The $567 increase in 2002 over 2001 was the result of an increase in the balances of interest earning assets combined with lower cost of funds resulting from the continued low interest rates during the second quarter of 2002.

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

The provision for loan and lease losses totaled $500 for the three months ended June 30, 2002 compared to $200 for the same period in 2001. The growth in the provision is reflective of the overall growth in the Corporation's loan portfolio. The Corporation has also experienced an increase in nonperforming loans since prior year from $3,590 at December 31, 2001 to $5,258 at June 30, 2002. Net charge-offs for the three months ended June 30, 2002 were $449 compared to net charge-offs of $118 for the same period in 2001.

The allowance for loan and lease losses totaled $3,793, or 1.02% of total loans and leases, at June 30, 2002 compared to $3,596, or .99% of total loans and leases, at December 31, 2001. The allowance was 79.33% of nonperforming loans at June 30, 2002, compared to 106.1% at December 31, 2001, resulting from increased nonperforming loans.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income decreased $37, or 2.6%, for the three months ended June 30, 2002 compared to the same period in 2001. The decrease was the result of a decline in gains on sales of loans, partially offset by an increase in fee income from data processing fees and corporate cash management revenues.

Total noninterest expense increased $591, or 14.9%, for the three months ended June 30, 2002 compared to the same period in 2001. The increase was primarily the result of increases in salaries and employee benefits and occupancy expense. These were planned increases necessary to support the continued growth of the Corporation and are expected to remain at these higher levels in the future. Other changes in noninterest expense were not significant.

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $618, for an effective tax rate of 34.6%, for the three months ended June 30, 2002 and $695, for an effective tax rate of 32.4%, for the three months ended June 30, 2001.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
  ENDED JUNE 30, 2002 AND JUNE 30, 2001

NET INCOME. Net income for the six months ended June 30, 2002 totaled $2,623, compared to net income of $2,859 for the same period in 2001. Earnings per share was $.63 for the six months ended June 30, 2002 compared to $.68 for the six months ended June 30, 2001. This decline is attributed to an increase in the provision for loan and lease losses, made in anticipation of possible credit losses due to the unstable economic environment. The decline in net income is also attributed to the additional administrative cost of salary and benefits needed to support the growth of the organization, and costs of equipment and other fixed assets associated with the development of the new of corporate headquarters in Lewis Center, Ohio.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

NET INTEREST INCOME. Net interest income was $10,861 for the six months ended June 30, 2002 compared to $9,616 for the same period in 2001. The $1,245 increase in 2002 over 2001 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities carried at an overall lower cost. To remain competitive, Management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $800 for the six months ended June 30, 2002 compared to $330 for the same period in 2001. Exposure to credit losses in the commercial loan portfolio required the recognition of additional provision compared to the prior year. Net charge-offs for the six months ended June 30, 2002 were $668 compared to net charge-offs of $230 for the same period in 2001.


NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $159, or 6.1%, for the six months ended June 30, 2002 compared to the same period in 2001. The increase was the result of an increase in fee income from the Corporation's trust department, cash management fees and data processing fees.

Total noninterest expense increased $1,223, or 16.0%, for the six months ended June 30, 2002 compared to the same period in 2001. The increase was primarily the result of increases in salaries and employee benefits and occupancy expense, where such increases made up $805 of the total increase. These were planned increases necessary to support the continued growth of the Corporation. Other changes in noninterest expense were not significant.

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $1,334, for an effective tax rate of 33.7%, for the six months ended June 30, 2002 and $1,387, for an effective tax rate of 32.7%, for the six months ended June 30, 2001.


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

Cash and cash equivalents increased $4,272, or 23.8%, to $22,217 at June 30, 2002 compared to $17,945 at December 31, 2001. Cash and equivalents represented 4.2% of total assets at June 30, 2002 and 3.46% of total assets at December 31, 2001. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to trade overnight federal funds, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.


CAPITAL RESOURCES

Total shareholders' equity increased $1,974 between December 31, 2001 and June 30, 2002. The increase was due to earnings retained and an increase in accumulated other comprehensive income. The Corporation purchased 9,944 shares of treasury stock during the six months ended June 30, 2002 and may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations, which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 13.9% at June 30, 2002, while the Tier 1 risk-based capital ratio was 12.9%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.6% at June 30, 2002 exceeded the regulatory minimum for capital adequacy purposes of 4.9%.

On April 24, 2002, the Corporation announced a stock repurchase program whereby the Board of Directors authorized management to repurchase up to 400,000 shares, or approximately 10% of the Corporation's outstanding common stock. The number of shares purchased and the price to be paid will depend upon the availability of the shares, the prevailing market prices and any other considerations that may, in the opinion of the Board of Directors or management, affect the advisability of purchasing shares. During the second quarter 2002, the Corporation elected to purchase additional shares under the plan, increasing total treasury shares to 104,944.


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

The FASB also issued SFAS No. 143, "Asset Retirement Obligations." The provisions of this standard apply to asset retirements beginning in 2003. The Corporation does not believe this standard will have a material affect on its financial position or results of operations.

Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 144, "Impairment or Disposal of Long-Lived Assets." The effect of this standard on the financial position and results of operations of the Corporation was not material.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections". This Statement eliminates inconsistency between the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions and sale-leaseback transactions. The Corporation does not believe this statement will have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses the timing of recognition of a liability for exit and disposal cost at the time a liability is incurred, rather than at a plan commitment date, as previously required. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. This Statement is required to be effective for exit or disposal activities entered after December 31, 2002, and early adoption is encouraged. The Corporation does not believe this statement will have a material effect on its financial position or results of operations.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

The Corporation's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risks. Interest rate risk is the risk that the Corporation's financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk. The measurement and analysis of the exposure of the Corporation's primary operating subsidiary, The Delaware County Bank and Trust Company, to changes in the interest rate environment are referred to as asset/liability management. One method used to analyze the Corporation's sensitivity to changes in interest rates is the "net portfolio value" ("NPV") methodology.

NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities. For example, the asset/liability model that the Corporation currently employs attempts to measure the change in NPV for a variety of interest rate scenarios, typically for parallel shifts of 100 to 300 basis points in market rates.

The Corporation's 2001 annual report includes a table depicting the changes in the Corporation's interest rate risk as of December 31, 2001, as measured by changes in NPV for instantaneous and sustained parallel shifts of 100 to 300 basis points in market interest rates. Management believes that no events have occurred since December 31, 2001 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.

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

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                           Quarter ended June 30, 2002
                           PART II - OTHER INFORMATION

Item 1 -       Legal Proceedings:
               A shareholder, S. Robert Davis ("Plaintiff"), is attempting to bring an action (the "Suit") as a shareholder derivative action in United States District Court for the Southern District of Ohio, naming the Company, its Board of Directors, the members of the Board of Directors, and the Company's Chief Executive Officer as defendants. He alleges to have sent correspondence constituting a demand under Ohio law for inspection of the books and records of account of the Company and its subsidiary, The Delaware County Bank and Trust Company, and that defendants did not respond to this correspondence prior to the deadline set forth therein. He alleges that his correspondence is due to inconsistencies in the explanation of what comprises a certain reduction in earnings announced by the Company in a press release issued December 12, 2001. Plaintiff claims material misrepresentation, breach by the Company's directors of fiduciary duty, and failure to follow proper accounting procedures. Plaintiff seeks among other remedies an accounting and inspection of books and records of account. Plaintiff further filed a motion for preliminary injunction on July 2, 2002, to which defendants filed a response and a motion to dismiss the Suit. If defendants' motion to dismiss is denied, defendants intend to vigorously oppose the Suit denying liability.

               In the opinion of management, based upon consultation with legal counsel, although legal proceedings cannot be predicted with certainty, the ultimate outcome of this Suit is not expected to have a material impact on the Company's financial position or results of operation.

Item 2 -       Changes in Securities:
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               There are no matters required to be reported under this item.

Item 4 -       Submission of Matters to a Vote of Security Holders:
               At the annual meeting of shareholders held on May 22, 2002, there were 2,816,376 voting shares present in person or by proxy, which represented 68% of the Corporation's outstanding shares of 4,178,200 as of the record date for the meeting. Shareholders of the Corporation were asked to consider the Corporation's nominees for directors and to elect four (4) directors, to serve for a term of three (3) years. The Corporation's nominees for director were: Jerome J. Harmeyer, Vicki J. Lewis, William R. Oberfield and Adam Stevenson, each of whom were elected. The results of shareholder voting are as follows:


                  Director                   Votes for      Votes against
               Jerome J. Harmeyer            2,765,692          50,684
               Vicki J. Lewis                2,761,533          54,843
               William R. Oberfield          2,760,988          55,388
               Adam Stevenson                2,756,133          60,243



               Directors continuing in office are: C. William Bonner, Larry D. Coburn, Merrill L. Kaufman, Terry M. Kramer, G. William Parker, Thomas T. Porter, Edward A. Powers and Gary M. Skinner.

Item 5-        Other information:
               There are no matters required to be reported under this item.

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                           Quarter ended June 30, 2002
                           PART II - OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K:
           (a) Exhibits - The following exhibits are filed as a part of this report:

           Exhibit No.          Exhibit

               3.1 Amended and Restated Articles of Incorporation of DCB Financial Corp. (Incorporated by reference to the Registrant's filing on Form S-4 on November 5, 1996. File No. 333-15579.)

               3.2      Code of Regulations of DCB Financial Corp.
                        (Incorporated by reference to the Registrant's filing on Form S-4 on November 5, 1996. File No. 333-15579.)

               4. Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2.)


           (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                               DCB FINANCIAL CORP.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DCB FINANCIAL CORP.
                                        ----------------------------------------
                                        (Registrant)




Date:   August 14, 2002                 /s/ Larry D. Coburn
     -----------------                  ----------------------------------------
                                        (Signature)
                                        Larry D. Coburn
                                        President and Chief Executive Officer




Date:  August 14, 2002                  /s/ John A. Ustaszewski
     -----------------                  ----------------------------------------
                                        (Signature)
                                        John A. Ustaszewski
                                        Vice President and Chief Financial
                                         Officer

                            DCB FINANCIAL CORPORATION

                                INDEX TO EXHIBITS



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

   3.1         Amended and Restated Articles of Incorporation of      NA
               DCB Financial Corp. (Incorporated by reference to
               the Registrant's filing on Form s-4 on November
               5, 1996.  File No. 333-15579.)

   3.2         Code of Regulations of DCB Financial Corp.             NA
               (Incorporated by reference Registrant's filing Form
               S-4 on November 6, 1996.  File No. 333-15579).

   4            Instruments Defining the Rights of Security           NA
                Holders.  (See Exhibits 3.1 and 3.2.)