Form 10-Q
period 2002-09-30
DCB FINANCIAL CORP
filed 2002-11-15
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2002

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

                            Yes    X       No
                               ---------      -----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common stock, no par value                      Outstanding at November 5, 2002:
                                                4,168,234 common shares

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets...............................................     3

Consolidated Statements of Income and Comprehensive Income................     4

Condensed Consolidated Statements of Cash Flows...........................     5

Notes to the Consolidated Financial Statements............................     6


ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................    10

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.......    15

ITEM 4 - Controls and Procedures .........................................    16


PART II - OTHER INFORMATION...............................................    17

SIGNATURES   .............................................................    19

                               DCB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)


Item 1.  Financial Statements

                                                            September 30,  December 31,
                                                                2002           2001
                                                             ---------      ---------
ASSETS
Cash and due from financial institutions                     $  19,920      $  17,945
Federal funds sold                                               7,490              0
                                                             ---------      ---------
     Total cash and cash equivalents                            27,410         17,945
Securities available for sale                                  108,630         84,021
Securities held to maturity                                          0         34,718
Loans held for sale                                              4,303          2,588
Loans and leases                                               375,866        362,556
Less allowance for loan and lease losses                        (3,330)        (3,596)
                                                             ---------      ---------
     Net loans and leases                                      372,536        358,960
Premises and equipment, net                                     12,906         12,320
Investment in unconsolidated affiliates                          1,951          1,951
Accrued interest receivable and other assets                     6,805          6,877
                                                             ---------      ---------
         Total assets                                        $ 534,541      $ 519,380
                                                             =========      =========

LIABILITIES

Deposits
     Noninterest-bearing                                     $  73,025      $  69,859
     Interest-bearing                                          362,408        360,855
                                                             ---------      ---------
         Total deposits                                        435,433        430,714
Federal funds purchased and other short-term borrowings          2,001          4,174
Federal Home Loan Bank advances                                 42,369         33,162
Accrued interest payable and other liabilities                   2,238          2,209
                                                             ---------      ---------
         Total liabilities                                     482,041        470,259

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                        3,780          3,779
Retained earnings                                               49,056         46,720
Treasury stock, 104,966 shares at September 30, 2002 and
  95,000 shares at December 31, 2001, at cost                   (2,152)        (1,978)
Accumulated other comprehensive income                           1,816            600
                                                             ---------      ---------
         Total shareholders' equity                             52,500         49,121
                                                             ---------      ---------
         Total liabilities and shareholders' equity          $ 534,541      $ 519,380
                                                             =========      =========

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                              Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                                -------------           -------------
                                               2002        2001        2002        2001
                                              ------     -------     -------     -------
INTEREST AND DIVIDEND INCOME
     Loans, including fees                    $6,449     $ 6,970     $19,193     $21,629
         Taxable securities                    1,309       1,759       4,311       5,510
         Tax-exempt securities                   156         138         443         395
         Federal funds sold and other             11          68          41         259
                                              ------     -------     -------     -------
                                               7,925       8,935      23,988      27,793
INTEREST EXPENSE
     Deposits                                  2,215       3,477       6,775      11,750
     Borrowings                                  333         542         975       1,511
                                              ------     -------     -------     -------
                                               2,548       4,019       7,750      13,261
                                              ------     -------     -------     -------

NET INTEREST INCOME                            5,377       4,916      16,238      14,532

Provision for loan and lease losses              900         242       1,700         572
                                              ------     -------     -------     -------

NET INTEREST INCOME AFTER PROVISION FOR
    lOAN AND LEASE LOSSES                      4,477       4,674      14,538      13,960

NONINTEREST INCOME
     Service charges on deposit accounts         595         583       1,739       1,709
     Trust department income                     144         119         501         446
     Net gains on sales of securities             11          --          26          --
     Net gains on sale of loans                  242         110         622         545
     Cash management fees                        122         107         382         284
     Data processing servicing fees              100          69         283         230
     Other                                       214         260         657         657
                                              ------     -------     -------     -------
                                               1,428       1,248       4,210       3,871

NONINTEREST EXPENSE
     Salaries and other employee benefits      2,187       2,134       6,563       6,139
     Occupancy and equipment                   1,070       1,135       3,004       2,575
     Professional services                       182          68         415         250
     Advertising                                 103         142         301         325
     Postage, freight and courier                108         136         359         352
     Supplies                                     87         102         221         266
     State franchise taxes                       156         130         439         389
     Other                                       872         533       2,349       1,747
                                              ------     -------     -------     -------
                                               4,765       4,380      13,651      12,043
                                              ------     -------     -------     -------

INCOME BEFORE INCOME TAXES                     1,140       1,542       5,097       5,788

Income tax expense                               383         592       1,717       1,979
                                              ------     -------     -------     -------

NET INCOME                                       757         950       3,380       3,809

Other comprehensive income                     1,025         415       1,217       1,383
                                              ------     -------     -------     -------

Comprehensive income                          $1,782     $ 1,365     $ 4,597     $ 5,192
                                              ======     =======     =======     =======
Basic and diluted earnings
     per common share                         $ 0.18     $  0.23     $  0.81     $  0.91
                                              ======     =======     =======     =======

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       2002          2001
                                                                     --------      --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                             $  3,825      $  2,593

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                    (13,695)      (37,045)
         Maturities, principal payments and calls                      13,793         7,461
         Sales                                                          4,169        46,921
     Securities held to maturity
         Purchases                                                     (1,237)      (12,234)
         Maturities, principal payments and calls                       7,736         7,253
         Sales                                                            809            --
     Net change in loans                                              (14,654)      (19,752)
     Proceeds from sale of premises and equipment                          --            50
     Premises and equipment expenditures                               (1,817)       (4,567)
                                                                     --------      --------
              Net cash from investing activities                       (4,896)      (11,913)

CASH FLOWS FROM FINANCING ACTIVITIES

     Net change in deposits                                             4,719         4,860
     Net change in federal funds and other short-term borrowings       (2,173)          118
     Proceeds from Federal Home Loan Bank advances                     12,000         5,000
     Repayment of Federal Home Loan Bank advances                      (2,793)         (278)
     Purchase of treasury stock                                          (201)           --
     Cash dividends paid                                               (1,016)         (919)
                                                                     --------      --------
         Net cash from financing activities                            10,536         8,781
                                                                     --------      --------

Net change in cash and cash equivalents                                 9,465          (539)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         17,945        18,497
                                                                     --------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $ 27,410      $ 17,958
                                                                     ========      ========

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at September 30, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 2001, included in its 2001 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2001 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

Earnings per common share is net income divided by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding was 4,168,234 for the three and 4,172,872 for the nine months ended September 30, 2002. The weighted average number of common shares outstanding was 4,178,200 for the three and nine months ended September 30, 2001. The Corporation has no potentially dilutive securities.

                               DCB FINANCIAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)


NOTE 2 - SECURITIES

The Corporation sold a security classified as held to maturity in August 2002. Consequently, the Corporation now will be required to classify all securities for the foreseeable future as available for sale. As a result, the Corporation transferred $27,284 of securities classified as held to maturity to available for sale. The unrealized gain at the time the securities were transferred was $310. The after tax effect of the transfer was to increase equity by $205 and is reflected as a cumulative effect adjustment in other comprehensive income.

The amortized cost and estimated fair values of securities were as follows:

                                                           Gross        Gross       Estimated
                                             Amortized   Unrealized   Unrealized      Fair
                                               Cost        Gains        Losses        Value
                                               ----        -----        ------        -----
                                                           September 30, 2002
                                             ------------------------------------------------
SECURITIES AVAILABLE FOR SALE
     U.S. government agencies
       and corporations                      $ 31,147     $    831     $     (7)     $ 31,972
     States and political subdivisions         14,730          601           (3)       15,328
     Mortgage-backed securities                31,750          947           (3)       32,693
                                             --------     --------     --------      --------
              Total debt securities            77,627        2,379          (13)       79,993

     Other securities                          28,268          373           (4)       28,637
                                             --------     --------     --------      --------

     Total securities available for sale     $105,895     $  2,752     $    (17)     $108,630
                                             ========     ========     ========      ========

                                                          December 31, 2001
                                             ------------------------------------------------
SECURITIES AVAILABLE FOR SALE
     U.S. government agencies
       and corporations                      $ 43,004     $    804     $    (52)     $ 43,756
     States and political subdivisions          7,392           16         (132)        7,276
     Mortgage-backed securities                30,320          350          (83)       30,587
     Corporate bonds                              212           --           (4)          208
                                             --------     --------     --------      --------
              Total debt securities            80,928        1,170         (271)       81,827

     Other securities                           2,184           10           --         2,194
                                             --------     --------     --------      --------

     Total securities available for sale     $ 83,112     $  1,180     $   (271)     $ 84,021
                                             ========     ========     ========      ========


SECURITIES HELD TO MATURITY
     States and political subdivisions       $  6,004     $    134     $    (11)     $  6,127
     Mortgage-backed securities                28,584          498          (65)       29,017
     Corporate bonds                              130           --           --           130
                                             --------     --------     --------      --------

     Total securities held to maturity       $ 34,718     $    632     $    (76)     $ 35,274
                                             ========     ========     ========      ========

                               DCB FINANCIAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)


Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

At September 30, 2002, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at September 30, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                Available for sale
                                ------------------
                              Amortized       Fair
                                 Cost         Value
                                 ----         -----
Due in one year or less        $  3,933     $  3,975
Due from one to five years        8,736        9,038
Due from five to ten years       27,135       27,919
Due after ten years              40,471       41,218
Mortgage-backed securities       25,620       26,480
                               --------     --------
                               $105,895     $108,630
                               ========     ========

                               DCB FINANCIAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)


NOTE 3 - LOANS AND LEASES

Loans and leases were as follows:

                                                 September 30,  December 31,
                                                     2002          2001
                                                  ---------      ---------
Commercial and industrial                         $  48,617      $  52,534
Commercial real estate                              141,458        124,537
Residential real estate and home equity              90,490         88,797
Real estate construction and land development        38,608         34,212
Consumer and credit card                             49,082         52,993
Lease financing, net                                  7,378          9,520
                                                  ---------      ---------
                                                    375,633        362,593
Less:  Net deferred loan fees and costs               1,137          1,303
        Unearned income on leases                      (904)        (1,340)
                                                  ---------      ---------
                                                  $ 375,866      $ 362,556
                                                  =========      =========

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                               Three months ended         Nine months ended
                                  September 30,             September 30,
                                  -------------             -------------
                                2002         2001         2002         2001
                              -------      -------      -------      -------
Beginning balance             $ 3,793      $ 3,497      $ 3,596      $ 3,334
Provision for loan losses         900          242        1,700          572
Loans charged off              (1,401)        (274)      (2,069)        (504)
Recoveries                         38           48          103          111
                              -------      -------      -------      -------
Balance - September 30        $ 3,330      $ 3,513      $ 3,330      $ 3,513
                              =======      =======      =======      =======

Nonperforming loans were as follows:

                                                                   September 30,   December 31,
                                                                       2002            2001
                                                                       ----            ----
Loans past due 90 days or more and still accruing                     $  378          $  200
Nonaccrual loans                                                       4,252           3,390

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses          $  160          $  648
Period-end loans with allocated allowance for loan losses              4,629           2,915
                                                                      ------          ------

     Total                                                            $4,789          $3,563
                                                                      ======          ======

Amount of the allowance for loan losses allocated                     $1,226          $1,110
                                                                      ======          ======

Average of impaired loans during the period                           $5,481          $2,998
                                                                      ======          ======

                               DCB FINANCIAL CORP.
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp. (the "Corporation") at September 30, 2002 compared to December 31, 2001, and the consolidated results of operations for the three and nine months ended September 30, 2002 compared to the same periods in 2001. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, lending risks, plans for future business development and marketing activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the prospective business of both the Corporation and its wholly-owned subsidiary The Delaware County Bank & Trust Company (the "Bank"). Where used in this report, the word "anticipate," "believe," "estimate," "expect," "intend," and similar words and expressions, as they relate to the Corporation or the Bank or their respective management, identify forward-looking statements. Such forward-looking statements reflect the current views of the Corporation and are based on information currently available to the management of the Corporation and the Bank and upon current expectations, estimates, and projections about the Corporation and its industry, management's belief with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) changes in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in central Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets; (v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii) changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Corporation with the Commission.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $534,541 at September 30, 2002, compared to $519,380 at December 31, 2001, an increase of $15,161, or 2.92%. The increase in assets was primarily the result of an increase in loans, leases, and cash and cash equivalents during the period, partially offset by a decrease in investment securities.

Cash and cash equivalents increased $9,465 from December 31, 2001 to September 30, 2002. This increase was the result of the Corporation decreasing its investment in securities during the nine months ended September 30, 2002 to fund anticipated future loan growth, and to ensure sufficient liquidity needed to meet the needs of its growing deposit base.

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


Total securities decreased $10,109, or 8.51%, from $118,739 at December 31, 2001 to $108,630 at September 30, 2002. The decrease was the result of the proceeds from sales, maturities, calls and principal repayments not being reinvested due to an anticipated future increase in loan demand. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities classified as available for sale totaled $108,630, or 100% of the total securities portfolio, at September 30, 2002. During the third quarter 2002, the company reclassified its held-to-maturity securities to available for sale. The change was initiated, as required by FASB Statement No. 115, after the Corporation sold a security that was designated as held-to-maturity in order to adjust the portfolio as was deemed appropriate by management. The resulting increase in the available-for-sale securities will help ensure that sufficient liquidity remains available to the institution for future funding needs. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $31,750 at September 30, 2002, provides the Corporation with a constant cash flow stream from principal repayments. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $13,310, or 3.67%, from $362,556 at December 31, 2001 to $375,866 at September 30, 2002. The majority of this growth is attributed to the change in commercial real estate lending which increased by $16,921 from year-end 2001 to the end of this quarter. Other loan categories in which the Corporation participates, commercial, residential and consumer financing, remained relatively stable or experienced small declines in volume. The Bank's local market continues to experience increases in the amount of commercial real estate development activity. There is no significant concentration of lending to any one industry.

Total deposits increased $4,719, or 1.10%, from $430,714 at December 31, 2001 to $435,433 at September 30, 2002. Noninterest-bearing deposits increased $3,166, or 4.53%, while interest-bearing deposits increased $1,553, or .4%. The increase was primarily in the Corporation's "Bank Investment" deposit accounts, which offer a variable interest rate tied to the 3 Month Treasury Bill. Additionally, the organization has increased its borrowing in FHLB loans to augment the deposit base in order to fund continued loan growth.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

NET INCOME. Net income for the three months ended September 30, 2002 totaled $757, compared to net income of $950 for the same period in 2001. Earnings per share was $.18 for the three months ended September 30, 2002 compared to $.23 for the three months ended September 30, 2001.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $5,377 for the three months ended September 30, 2002 compared to $4,916 for the same period in 2001. The $461 increase in 2002 over 2001 was the result of a continued increase in the balances of interest earning assets combined with lower cost of funds resulting from the continued low interest rates during the third quarter of 2002. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the banks cost of funds to take advantage of pricing and cash flow opportunities.

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

To assist in identifying and managing potential loan losses, the Corporation maintains a loan review function that regularly evaluates individual credit relationships as well as overall loan-portfolio conditions. One of the primary objectives of this loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio-loss reserves. During the quarter ended September 30, 2002, the Corporation commenced a review of its methodology for determining potential loan and lease losses and establishing appropriate allowance for loan and lease losses. As of the end of this period, the Corporation was still continuing such review and no conclusions had been reached concerning such methodology.

The provision for loan and lease losses totaled $900 for the three months ended September 30, 2002 compared to $242 for the same period in 2001. The growth in the provision is reflective of the overall growth in the Corporation's loan portfolio as well as an increase in net charge offs between the two periods. During the third quarter management elected to charge-off a substantial portion of a number of commercial loans that were determined to be uncollectible. The Corporation has also experienced an increase in nonperforming loans from $3,590 at December 31, 2001 to $4,630 at September 30, 2002. Net charge-offs for the three months ended September 30, 2002 were $1,363 compared to net charge-offs of $226 for the same period in 2001. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provision in the future as necessary, in the opinion of management, to maintain the provisions for loan and lease losses at an appropriate level.

The allowance for loan and lease losses totaled $3,330, or .89% of total loans and leases, at September 30, 2002 compared to $3,596, or .99% of total loans and leases, at December 31, 2001. The allowance was 71.92% of nonperforming loans at September 30, 2002, compared to 100.17% at December 31, 2001, resulting from increased nonperforming loans.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $180, or 14.42%, for the three months ended September 30, 2002 compared to the same period in 2001. The increase was the result of an increase in transactional volume from the banks' retail products, and due to a large increase on the volume of sales of secondary market loans.

Total noninterest expense increased $385, or 8.79%, for the three months ended September 30, 2002 compared to the same period in 2001. The increase was primarily the result of increases in salaries and employee benefits and professional fees. Additionally, the organization experienced an increase in professional fees to address legal matters related to shareholder activities, and an increase in audit fees. The increase in salaries and benefits were planned increases necessary to support the continued growth of the Corporation and are expected to remain at these higher levels in the future.

INCOME TAXES. The change of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $383, for an effective tax rate of 33.5%, for the three months ended September 30, 2002 and $592, for an effective tax rate of 38.4%, for the three months ended September 30, 2001.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

NET INCOME. Net income for the nine months ended September 30, 2002 totaled $3,380, compared to net income of $3,809 for the same period in 2001. Earnings per share was $.81 for the nine months ended September 30, 2002 compared to $.91 for the nine months ended September 30, 2001. This decline is attributed to an increase in the provision for loan and lease losses, made in anticipation of possible credit losses due to the unstable economic environment. The

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


decline in net income is also attributed to the additional administrative cost of salary and benefits needed to support the growth of the organization, and costs of equipment and other fixed assets associated with the development of the new corporate headquarters in Lewis Center, Ohio.


NET INTEREST INCOME. Net interest income was $16,238 for the nine months ended September 30, 2002 compared to $14,532 for the same period in 2001. The $1,706 increase in 2002 over 2001 was the result of an increased volume of interest-earning assets partially offset by an increase in interest-bearing liabilities carried at an overall lower cost. To remain competitive, management has elected to offer attractive, competitive rates to retain deposits, provided the funds can be invested in income-earning assets with adequate yields.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $1,700 for the nine months ended September 30, 2002 compared to $572 for the same period in 2001. Exposure to credit losses in the commercial loan portfolio required the recognition of additional provision compared to the prior year. Net charge-offs for the nine months ended September 30, 2002 were $1,966 compared to net charge-offs of $393 for the same period in 2001. As previously mentioned, the Corporation elected to charge off significant portions of a number of large commercial loans that were determined to be uncollectable. This increase in charge-offs was due to a number of factors including--deteriorating economic conditions that affected the commercial loan portfolio, and management's decision to accelerate its workout strategies for certain borrowers. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provision in the future as necessary, in the opinion of management, to maintain the provision for loan and lease losses at an appropriate level.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $339, or 8.76%, for the nine months ended September 30, 2002 compared to the same period in 2001. The increase was the result of an increase in fee income from the Corporation's trust department, cash management fees and data processing fees.

Total noninterest expense increased $1,608, or 13.35%, for the nine months ended September 30, 2002 compared to the same period in 2001. The increase was primarily the result of increases in salaries and employee benefits and occupancy expense, where such increases made up $854 of the total increase. These were planned increases necessary to support the continued growth of the Corporation. Additionally, the organization experienced an increase in professional fees to address legal matters related to shareholder activities and an increase in audit fees.

INCOME TAXES. The volatility of income tax expense is primarily attributable to the change in income before income taxes. The provision for income taxes totaled $1,717, for an effective tax rate of 33.7%, for the nine months ended September 30, 2002 and $1,979, for an effective tax rate of 34.2%, for the nine months ended September 30, 2001.


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


Cash and cash equivalents increased $9,465, or 52.7%, to $27,410 at September 30, 2002 compared to $17,945 at December 31, 2001. Cash and equivalents represented 5.13% of total assets at September 30, 2002 and 3.46% of total assets at December 31, 2001. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to trade overnight federal funds, should the Corporation need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. During the quarter, the entire held-to-maturity securities portfolio was re-classed to available for sale. This will allow those securities to be used for liquidity purposes as necessary. Management believes the Corporation's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.


CAPITAL RESOURCES

Total shareholders' equity increased $3,379 between December 31, 2001 and September 30, 2002. The increase was due to earnings retained and an increase in accumulated other comprehensive income. The Corporation purchased 11,310 shares of treasury stock during the nine months ended September 30, 2002 and may purchase additional shares in the future, as opportunities arise. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, prevailing market prices and any other considerations, which may, in the opinion of the Corporation's Board of Directors or management, affect the advisability of purchasing shares. On April 24, 2002, the Corporation announced a stock repurchase program whereby the Board of Directors authorized management to repurchase up to 400,000 shares, or approximately 10% of the Corporation's outstanding common stock. Total treasury shares were 104,966 as of September 30, 2002 compared to 95,000 as of December 31, 2001.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 13.7% at September 30, 2002, while the Tier 1 risk-based capital ratio was 12.8%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, of 9.8% at September 30, 2002.


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

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations and acquisitions. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other

                               DCB FINANCIAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Corporation was required to and did adopt this Statement on January 1, 2002. The adoption of this Statement has not impacted the Corporation's financial statements, as it has no intangible assets.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections". This Statement eliminates inconsistency between the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions and sale-leaseback transactions. The Corporation does not believe this statement has had or will have a material effect on its financial position or results of operations.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". This standard requires any unidentifiable intangible asset previously recorded as a result of a business combination to be reclassified as goodwill and the amortization of this asset will cease. The effect of this standard on the financial position and results of operations of the Corporation was not material, as the Corporation does not have any unidentified intangible assets.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

The Corporation's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the possibility that the Corporation's financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk. The measurement and analysis of the exposure of the Corporation's primary operating subsidiary, The Delaware County Bank and Trust Company, to changes in the interest rate environment are referred to as asset/liability management. One method used to analyze the Corporation's sensitivity to changes in interest rates is the "net portfolio value" ("NPV") methodology.

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

The Corporation's NPV is more sensitive to rising rates than declining rates. From an overall perspective, such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Corporation has fixed-rate loans in its loan portfolio, the amount of interest the Corporation would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest the Corporation would pay on its deposits would increase rapidly because the Corporation's deposits generally have shorter periods for repricing. Additional consideration should also be given to today's current interest rate levels. Several deposit products are within 200 basis points of zero percent and other products within 300 basis points. Should rates continue to decline, fewer liabilities could be repriced down to offset potentially lower yields on loans. Thus decreases could also impact future earnings and the Corporation's NPV.

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

Item 4. Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, the Company's Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes made in the Corporation's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Interim Chief Executive Officer and Chief Financial Officer.

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                        Quarter ended September 30, 2002
                           PART II - OTHER INFORMATION


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

                               DCB FINANCIAL CORP.
                                    FORM 10-Q
                        Quarter ended September 30, 2002
                           PART II - OTHER INFORMATION


Item 5 -       Other Information:
               There are no matters required to be reported under this item.

Item 6 -       Exhibits and Reports on Form 8-K:

               (a) Exhibits - The following exhibits are filed as a part of this report:

               Exhibit No.     Exhibit
               -----------     -------
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

               4.              Instruments Defining the Rights of Security
                               Holders. (See Exhibits 3.1 and 3.2.)

               99.1 Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-
                               Oxley Act of 2002

               99.2 Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-
                               Oxley Act of 2002

               (b) Reports on Form 8-K   A report on Form 8-K was filed on
                   August 14, 2002 in conjunction with the filing of the Company's report on Form 10-Q for the period ended June 30, 2002. The report on 8-K contained the certifications required pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

                                        DCB FINANCIAL CORP.
                                        -------------------
                                        (Registrant)



Date: November 14, 2002                 /s/ Donald R. Blackburn
                                        ------------------------
                                        (Signature)
                                        Donald R. Blackburn
                                        Interim President and Principal
                                          Executive Officer




Date: November 14, 2002                 /s/ John A. Ustaszewski
                                        -----------------------
                                        (Signature)
                                        John A. Ustaszewski
                                        Vice President and Chief Financial
                                          Officer

                               DCB FINANCIAL CORP.

                                 CERTIFICATIONS

I, Donald R. Blackburn, Interim President and Principal Executive Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of DCB Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                  /s/ Donald R. Blackburn
                                         ------------------------
                                         (Signature)
                                         Donald R. Blackburn
                                         Title: Interim President and
                                                  Principal Executive Officer

                               DCB FINANCIAL CORP.


I, John A. Ustaszewski, Vice President and Chief Financial Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of DCB Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            e) any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                /s/ John A. Ustaszewski
      -----------------                -------------------------
                                       (Signature)
                                       John A. Ustaszewski
                                       Title: Vice President and Chief
                                                Financial Officer

                            DCB FINANCIAL CORPORATION

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION
------     -----------
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

   3.2     Code of Regulations of DCB Financial Corp.
           (Incorporated by reference Registrant's filing Form
           S-4 on November 6, 1996.  File No. 333-15579).

   4        Instruments Defining the Rights of Security
            Holders.  (See Exhibits 3.1 and 3.2.)

   99.1    Certification  pursuant to 18 U.S.C. 1350, as enacted
           Pursuant to section 906 of the Sarbanes-Oxley Act of 2002

   99.2    Certification  pursuant to 18 U.S.C. 1350, as enacted
           Pursuant to section 906 of the Sarbanes-Oxley Act of 2002