Form 10-Q/A
period 2002-09-30
DCB FINANCIAL CORP
filed 2002-11-15
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                     Commission file number:      0-22387
                                                -----------

                               DCB Financial Corp.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                     31-1469837
----------------------------------       ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

                 110 Riverbend Avenue, Lewis Center, Ohio 43035
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (740) 657-7000
                         (Registrant's telephone number)
                         -------------------------------

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

                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 2002

--------------------------------------------------------------------------------
                                Table of Contents


PART II - OTHER INFORMATION.............................................    3


SIGNATURES   ...........................................................    4


CERTIFICATIONS..........................................................    5

                               DCB FINANCIAL CORP.
                                   FORM 10-Q/A
                        Quarter ended September 30, 2002
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1 -       Legal Proceedings:

               Please refer to the Registrant's previous report of a shareholder derivative action brought by S. Robert Davis that is contained in the Registrant's Quarterly Report on Form 10-Q, at Part II, Item 1 of that Report, filed with the Commission on August 14, 2002.

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


                               DCB FINANCIAL CORP.
                               -------------------------------------------------
                               (Registrant)




Date:  November 15, 2002       /s/ Donald R. Blackburn
      --------------------     -------------------------------------------------
                               (Signature)
                               Donald R. Blackburn
                               Interim President and Principal Executive Officer





Date: November 15, 2002        /s/ John A. Ustaszewski
      --------------------     -------------------------------------------------
                               (Signature)
                               John A. Ustaszewski
                               Vice President and Chief Financial Officer

                               DCB FINANCIAL CORP.

                                 CERTIFICATIONS

I, Donald R. Blackburn, Interim President and Principal Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q, including Amendment No. 1 on Form 10-Q/A, of DCB Financial Corp.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 15, 2002             /s/  Donald R. Blackburn
                                    ----------------------------------------
                                                 (Signature)
                                     Title: Interim President and
                                              Principal Executive Officer

                               DCB FINANCIAL CORP.

I, John A. Ustaszewski, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q, including Amendment No. 1 on Form 10-Q/A, of DCB Financial Corp.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 15, 2002           /s/  John A. Ustaszewski
                                   --------------------------------------------
                                                     (Signature)
                                        Title: Vice President and Chief
                                                         Financial Officer

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

   3.2         Code of Regulations of DCB Financial Corp.             NA
               (Incorporated by reference to the Registrant's filing on Form S-4 on November 6, 1996.
               File No. 333-15579).

   4           Instruments Defining the Rights of Security            NA
               Holders.  (See Exhibits 3.1 and 3.2.)

   99.1        Certification pursuant to 18 U.S.C. 1350, as           Page 8
               enacted pursuant to section 906 of the
               Sarbanes-Oxley Act of 2002

   99.2        Certification pursuant to 18 U.S.C. 1350, as           Page 9
               enacted pursuant to section 906 of the
               Sarbanes-Oxley Act of 2002