Form 10-K
period 2002-12-31
DCB FINANCIAL CORP
filed 2003-03-31
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO ________________________

                         COMMISSION FILE NUMBER 0-22387

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

At June 28, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $19.75 per share (such price being the average of the bid and asked prices on such date) was $76,769,336.

At February 28, 2003, the registrant had 4,168,234 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II of Form 10-K - Portions of the Annual Report to Shareholders for the year ended December 31, 2002.

Part III of Form 10-K - Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of DCB Financial Corp.

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

     (b) NARRATIVE DESCRIPTION OF BUSINESS

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

         The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. At year-end 2002, deposits of public funds (funds of governmental agencies and municipalities) were 9% of total deposits. This amount can fluctuate, but generally not by a material amount. No material industry or group concentrations exist in the loan portfolio.

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

         Another way the Bank meets the needs of its customers is through its lease-financing program. The Bank's leasing program involves leasing vehicles to individuals and businesses. The vehicle lease program includes new and late model automobiles and light trucks with terms from 12 to 60 months. The Bank also provides lease financing to businesses for commercial equipment, though this line of business represents a very small portion of the overall leasing program. The Bank's comprehensive program includes leasing new and used equipment with flexible terms, though generally the term of a given lease is limited to some extent by the type of equipment and its useful life. Average lease terms for commercial equipment leases generally range from 3 to 8 years.

         EMPLOYEES

         At December 31, 2002, the Bank employed 204 employees, 193 of whom were full-time. The Bank provides a number of benefits such as health, dental and life insurance for all, as well as education assistance for qualified employees. A 401(k) retirement plan is in place for eligible employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. The Corporation has no employees not also employed by the Bank.

         COMPETITION

         The Bank operates in a highly competitive industry due to statewide and interstate branching by banks, savings and loan associations and credit unions. In its primary market area of Delaware County, Ohio and surrounding counties, the Bank competes for new deposit dollars and loans with several other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. According to the most recent market data, there are approximately nine other deposit taking/lending institutions competing in the Bank's market. In addition, according to the market data, the Bank currently ranks first in market share with approximately 43.3% of the market. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank's investment portfolio, and which rates are used as indices on various loan products. The Bank is competitive with interest rates and loan fees that it charges, in pricing and variety of accounts it offers to the depositor. The dominant pricing mechanism on loans is the Prime interest rate as published in the Wall Street Journal. The interest spread more than Prime depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are set monthly by the Asset/Liability Committee. The Bank's primary objective in setting deposit rates is to remain competitive in the market area while maintaining an adequate interest spread to meet overhead costs.

         SUPERVISION AND REGULATION

         The business in which The Bank and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies in the state and country where the Corporation and its subsidiaries operate. The Bank is subject to supervision, regulation and periodic examination by the State of Ohio Superintendent of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The supervision, regulation and examination to which The Bank and its subsidiaries are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of security holders.

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

         LIABILITY FOR BANKING SUBSIDIARIES

         Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength for each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default."

         FDICIA

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. As of December 31, 2002 the Corporation and the Bank were both considered well capitalized based on the guidelines implemented by the Federal Reserve and FDIC.

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

     (c) AVAILABLE INFORMATION

         The Company maintains an Internet web-site at the following internet address: http://www.dcbfinancialcorp.com. The Company makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Donald R. Blackburn at 740-657-7000.

I DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The information required by this item can be found on Pages 10-12 of the Company's Annual Report to Shareholders. Such information is incorporated herein by reference.

II       INVESTMENT PORTFOLIO

         The following table sets forth the carrying amount of securities at December 31, 2002, 2001 and 2000.

    (In thousands)                                                 2002         2001          2000
                                                                   ----         ----          ----
AVAILABLE FOR SALE
  U.S. Treasury                                                 $       --    $     --    $    1,016
  U.S. government agencies                                          29,995       43,756        60,683
  States and political subdivisions                                 14,425        7,276         6,071
  Corporate bonds                                                      247          208            --
  Mortgage-backed                                                   49,448       30,587        32,141
                                                                ----------    ---------    ----------
    Total debt securities                                           94,115       81,827        99,911
  Other securities                                                   2,362        2,194         2,044
                                                                ----------    ---------    ----------
                                                                $   96,477    $  84,021    $  101,955
                                                                ==========    =========    ==========

HELD TO MATURITY
  States and political subdivisions                             $       --    $   6,004    $    5,727
  Corporate bonds                                                       --          130            --
  Mortgage-backed                                                       --       28,584        24,116
                                                                ----------    ---------    ----------

                                                                $       --    $  34,718    $   29,843
                                                                ==========    =========    ==========

         The following table sets forth information regarding scheduled maturities, fair value and weighted average yields of the Corporation's debt securities at December 31, 2002. The weighted average yield has been computed using the historical amortized cost for securities available for sale. The weighted average yield on tax-exempt obligations is computed on a taxable equivalent basis based on the Corporation's marginal federal income tax rate of 34%.

                                                      ONE          FIVE
                                         ONE        THROUGH       THROUGH       AFTER
                                        YEAR         FIVE           TEN          TEN
    (In thousands)                     OR LESS       YEARS         YEARS        YEARS        TOTAL
                                       -------      -------       -------       -----        -----
AVAILABLE FOR SALE
  U.S. government agencies            $    1,015   $    4,876   $   18,271    $   5,833    $   29,995
  States and political
    subdivisions                             995        2,978        2,489        7,963        14,425
  Corporate bonds                             --          140           --          107           247
  Mortgage-backed                            137        2,621        8,065       38,625        49,448
                                      ----------   ----------   ----------    ---------    ----------
                                      $    2,147   $   10,615   $   28,825    $  52,528    $   94,115
                                      ==========   ==========   ==========    =========    ==========
Weighted average yield                      4.63%        5.13%        5.13%        6.88%         4.86%
                                      ==========   ==========   ==========    =========    ==========

         Excluding holdings of U.S. Treasury securities and other agencies of the U.S. Government, there were no investments in securities of any one issuer exceeding 10% of the Corporation's consolidated shareholders' equity at year-end 2002.

III      LOAN PORTFOLIO

         TYPES OF LOANS

         The amounts of gross loans outstanding at December 31, 2002, 2001, 2000, 1999, and 1998 are shown in the following table.

  (In thousands)                       2002         2001         2000         1999          1998
                                       ----         ----         ----         ----          ----
Commercial and industrial           $   45,543   $   52,534   $   48,262    $  39,017    $   39,810
Commercial real estate                 144,646      124,537      101,891       82,954        66,501
Residential real estate and
  home equity                           87,548       88,797       86,091       69,847        63,376
Real estate construction                37,603       34,212       32,493       29,723        32,382
Consumer and credit card                48,409       52,993       51,107       45,059        43,153
Lease financing                          6,412        9,520       12,278       11,669        10,759
                                    ----------   ----------   ----------    ---------    ----------

                                    $  370,161   $  362,593   $  331,018    $ 278,269    $  256,011
                                    ==========   ==========   ==========    =========    ==========

         MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

         The following is a schedule of commercial, commercial real estate and construction loans at December 31, 2002 maturing with the various time frames indicated.

                                                                  ONE
                                                      ONE       THROUGH         AFTER
                                                      YEAR        FIVE          FIVE
    (In thousands)                                  OF LESS       YEARS         YEARS        TOTAL
                                                    -------       -----         -----        -----
FIXED RATE
  Commercial and industrial                        $    1,256   $    6,775    $     267    $    8,298
  Commercial real estate                                  653        2,964       11,469        15,086
  Real estate construction                                747          172          389         1,308
                                                   ----------   ----------    ---------    ----------

                                                   $    2,656   $    9,911    $  12,125    $   24,692
                                                   ==========   ==========    =========    ==========

VARIABLE RATE
  Commercial and industrial                        $   19,273   $    7,644    $  10,328    $   37,245
  Commercial real estate                                8,157        9,322      112,081       129,560
  Real estate construction                              9,232       12,985       14,078        36,295
                                                   ----------   ----------    ---------    ----------

                                                   $   36,662   $   29,951    $ 136,487    $  203,100
                                                   ==========   ==========    =========    ==========

III      LOAN PORTFOLIO

         RISK ELEMENTS

               NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

               The following table summarizes nonaccrual loans, accruing loans past due greater than 90 days of more and restructured loans at December 31, 2002, 2001, 2000, 1999, and 1998.

    (In thousands)                         2002        2001        2000        1999        1998
                                           ----        ----        ----        ----        ----
Nonaccrual loans                         $  3,387    $   3,390   $   1,278   $    472     $   753
Accruing loans past due
  90 days or more                             187          200         205        156         325
Troubled debt restructurings                   --           --          --         --          --

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

               The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $259,000 for the year ended December 31, 2002.

               POTENTIAL PROBLEM LOANS

               In addition to the loans noted above, management performs a quarterly analysis of impaired loans. A loan is classified as impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans or loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for other loans. The total value of impaired loans not included in nonaccrual, past due or restructured loans at December 31, 2002 was $1,525,000.

               LOAN CONCENTRATIONS

               At year-end 2002, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A. above.

         OTHER INTEREST-BEARING ASSETS

            At year-end 2002, there were no other interest-bearing assets required to be disclosed under Item III.C.1. or 2. if such assets were loans.

IV       SUMMARY OF LOAN LOSS EXPERIENCE

         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

              The following table sets forth the activity in the Corporation's allowance for loan losses for the years ended December 31, 2002, 2001, 2000, 1999, and 1998.

        (In thousands)                  2002         2001         2000          1999         1998
                                        ----         ----         ----          ----         ----
Balance at beginning of year         $    3,596    $   3,334    $   2,793     $  1,948     $   1,842
Loans charged off:
   Commercial                            (1,989)        (278)        (115)        (358)         (112)
   Commercial real estate                   (73)          --           --           --           --
   Residential real estate
     and home equity                         (1)          --           --          (27)           --
   Real estate construction                  --           --           --           --            --
   Consumer and credit card                (513)        (487)        (391)        (441)         (443)
   Lease financing                          (74)          --           --           --           (13)
                                     ----------    ---------    ---------     --------     ---------
      Total loans charged off            (2,650)        (765)        (506)        (826)         (568)
                                     ----------    ---------    ---------     --------     ---------

Loan recoveries:
   Commercial                                91           28           18           43            40
   Commercial real estate                    --           --           --           --            --
   Residential real estate
     and home equity                         --           --           --            1            --
   Consumer and credit card                 102          126          118          124           141
   Lease financing                            5            1            3            8            24
                                     ----------    ---------    ---------     --------     ---------
      Total loan recoveries                 198          155          139          176           205
                                     ----------    ---------    ---------     --------     ---------

Net loans charged off                    (2,452)        (610)        (367)        (650)         (363)
Provision for loan losses                 2,950          872          908        1,495           469
                                     ----------    ---------    ---------     --------     ---------

Balance at end of year               $    4,094    $   3,596    $   3,334     $  2,793     $   1,948
                                     ==========    =========    =========     ========     =========

Ratio of net charge-offs to average
average loans outstanding                  0.66%        0.18%        0.12%        0.25%         0.15%
                                     ===========   =========    =========     ========     =========

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

                                             Percentage of                   Percentage of                     Percentage of
                                             Loans in Each                   Loans in Each                     Loans in Each
                               Allowance      Category to      Allowance      Category to       Allowance       Category to
    (In thousands)              Amount        Total Loans        Amount       Total Loans        Amount         Total Loans
                                ------        -----------        ------      -------------       ------        -------------
                                  December 31, 2002               December 31, 2001                  December 31, 2000
                                  -----------------               -----------------                  ------------------
Commercial and industrial     $     2,120        12.30%        $   1,765        14.49%         $     1,247         14.61%
Commercial real estate                891        39.08                94        34.35                  174         30.73
Residential real estate
  and home equity                      66        23.65               116        24.49                   73         25.89
Real estate construction               20        10.16                57         9.44                   24          9.80
Consumer and credit card              706        13.08               799        14.62                  691         15.73
Lease financing                        55         1.73                68         2.63                   76          3.23
Unallocated                           236           --               697           --                1,049            --
                              -----------        -----         ---------       ------          -----------        ------

     Total                    $     4,094       100.00%        $   3,596       100.00%         $     3,334        100.00%
                              ===========       ======         =========       ======          ===========        ======

                                      December 31, 1999            December 31, 1998
                                      -----------------            -----------------
Commercial and industrial         $       652        14.08%      $       618     15.62%
Commercial real estate                    332        29.90               160     26.05
Residential real estate and
  home equity                             111        25.09                93     24.73
Real estate construction                   45        10.71                49     12.68
Installment and credit card               575        16.57               494     17.26
Lease financing                            57         3.65                74      3.66
Unallocated                             1,021           --               460        --
                                  -----------       ------       -----------    ------

     Total                        $     2,793       100.00%      $     1,948    100.00%
                                  ===========       ======       ===========    ======

V        DEPOSITS

         SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

                  Average balance of noninterest-bearing demand deposits totaled $73,213,000, $61,973,000 and $62,355,000 for the years ended
                  December 31, 2002, 2001 and 2000. Please also refer to Page 10 of the Annual Report to Shareholders.

         MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000

                  The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2002.

   (In thousands)
Three months or less                              $     13,306
Over three through six months                           10,308
Over six through twelve months                          18,642
Over twelve months                                      15,764
                                                  ------------

   Total                                          $     58,020
                                                  ============

VI       RETURN ON EQUITY AND ASSETS

         Refer to Page 3 of the Annual Report to Shareholders.

VII      SHORT-TERM BORROWINGS

         Average outstanding balances of short-term borrowings for the years ending December 31, 2002, 2001 and 2000 were less than 30% of shareholders' equity at such dates.

ITEM 2    PROPERTIES

The Bank owns and operates its main office at 110 Riverbend Avenue, Lewis Center, Ohio 43035. The Bank also operates 16 branches and 4 other properties that are owned or leased as noted below:

1. Downtown Delaware Branch Office, 41 N. Sandusky St., Delaware, Ohio 43015 (owned)

2. William Street Drive-Thru Office, 33 W. William St., Delaware, Ohio 43015 (owned)

3. Delaware Center Branch Office, 199 S. Sandusky Street, Delaware, Ohio 43015 (owned)

4.   Galena Branch Office, 10 Park Street, Galena, Ohio 43021 (owned)

5.   Ostrander Branch Office, 10 West North Street, Ostrander, Ohio 43061
     (owned)

6. Green Meadows Branch Office, 9201 Columbus Pike, Lewis Center, Ohio 43035 (own bldg., lease land)

7.   Ashley Branch Office, 2 West High Street, Ashley, Ohio 43003 (owned)

8. Buehler's Central Office, 800 West Central Avenue, Delaware, Ohio 43015 (leased)

9. Marysville Downtown Office, 108 South Main Street, Marysville, Ohio 43040 (owned)

10. Marysville Plaza Office, 1169 West Fifth Street, Marysville, Ohio 43040 (leased)

11.  Powell Office, 22 South Liberty Street, Powell, Ohio 43065 (owned)

12.  Sunbury Office, 75 S. Miller Dr., Sunbury, Ohio 43074 (owned)

13. Highland Lakes Office, 6156 Highland Lakes Avenue, Westerville, Ohio 43085 (leased)

14.  Sawmill Parkway Office, 10149 Brewster Lane, Powell, Ohio 43065 (leased)

15.  Avery Road Office, 6820 Perimeter Loop Road, Dublin, Ohio 43017 (leased)

16. Willowbrook Branch Office, 100 Willowbrook Way South, Delaware, Ohio 43015 (leased)

17.  ATM Express Bank, 554 W. Central Ave., Delaware, Ohio 43015 (leased)

18.  ATM Express Bank, Ohio Wesleyan University, Delaware, Ohio 43015 (leased)

19.  ATM Express Bank, 8208 Marysville Road West, Ostrander, Ohio 43061 (leased)

20.  ATM Express Bank, 1123 Columbus Pike, Delaware, Ohio 43015 (leased)

21. ATM Express Bank, Sunbury IGA, 490 W. Cherry Street, Sunbury, Ohio 43074 (leased)

22. ATM Cash Dispenser, Blackhawk Golf Course, 8830 Dustin Road, Galena, Ohio 43021 (leased)

Management considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All the properties owned by the Bank are unencumbered by any mortgage or security interest and are, in management's opinion, adequately insured. A portion of the building that currently houses the main office is leased to two tenants.

ITEM 3    LEGAL PROCEEDINGS

A shareholder, S. Robert Davis ("Plaintiff"), brought an action (the "Suit") as a shareholder derivative action in United States District Court for the Southern District of Ohio, naming the Company, its Board of Directors, the members of the Board of Directors, and the Company's former Chief Executive Officer as defendants. He alleges to have sent correspondence constituting a demand under Ohio law for inspection of the books and records of account of the Company and its subsidiary, The Delaware County Bank and Trust Company, and that defendants did not respond to this correspondence prior to the deadline set forth therein. He alleges that his correspondence is due to inconsistencies in the explanation of what comprises a certain reduction in earnings announced by the Company in a press release issued December 12, 2001. Plaintiff claims material misrepresentation, breach by the Company's directors of fiduciary duty, and failure to follow proper accounting procedures. Plaintiff seeks among other remedies an accounting and inspection of books and records of account. Plaintiff further filed a motion for preliminary injunction on July 2, 2002, to which defendants filed a response and a motion to dismiss the Suit. If defendants' motion to dismiss is denied, defendants intend to vigorously oppose the Suit denying liability.

In the opinion of management, based upon consultation with legal counsel, although legal proceedings cannot be predicted with certainty, the ultimate outcome of this Suit is not expected to have a material impact on the Company's financial position or results of operation.

There is no other pending litigation, other than routine litigation incidental to the business of the Corporation and Bank, or of a material nature involving or naming the Corporation or Bank as a defendant. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest, which is adverse to the Corporation or Bank. No routine litigation in which the Corporation or Bank is involved is expected to have a material adverse impact on the financial position or results of operations of the Corporation or Bank.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders in the fourth quarter of 2002.

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this item is set forth in the Company's Annual Report to Shareholders under the section captioned "Common Stock and Stockholder Matters." Such information is incorporated herein by reference.

The Bank acts as transfer agent for the Corporation's common stock.

ITEM 6    SELECTED FINANCIAL DATA

The information required by this item is set forth in the Company's Annual Report to Shareholders under the section captioned "Selected Financial Information and Other Data." Such information is incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is set forth in the Company's Annual Report to Shareholders under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such information is incorporated herein by reference.

ITEM 7a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth in the Company's Annual Report to Shareholders under the section captioned "Asset and Liability Management and Market Risk" Such information is incorporated herein by reference.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on Pages 15-36 of the Company's Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosures required under this Item were previously made pursuant to a report on Form 8-K filed with the Commission on March 20, 2003, and in an amendment to that 8-K filed with the Commission on March 31, 2003.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2003 annual meeting, under the sections captioned "Election of Directors and Information with Respect to Directors and Officers," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Sections 16(A) of the Securities Exchange Act of 1934." Such information is incorporated herein by reference.

ITEM 11  EXECUTIVE COMPENSATION

The information required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2003 annual meeting, under the section captioned "Executive Compensation and Other Information." Such information is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2003 annual meeting, under the section captioned "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

The Company currently has no equity compensation plans or arrangements, such as stock option or restricted stock arrangements, pursuant to which equity securities of the Company are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

-------------------------------------------------------------------------------------------------------------------
                                                                                            NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE FOR
                               NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                 ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING        EQUITY COMPENSATION PLANS
                                  OUTSTANDING OPTIONS,          OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
                                   WARRANTS AND RIGHTS                 RIGHTS               REFLECTED IN COLUMN (a))
-------------------------------------------------------------------------------------------------------------------
                                           (a)                          (b)                          (c)
-------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS                   0                            0                            0
APPROVED BY SECURITY HOLDERS
-------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLAN NOT                0                            0                            0
APPROVED BY SECURITY
HOLDERS
-------------------------------------------------------------------------------------------------------------------
TOTAL                                       0                            0                            0
-------------------------------------------------------------------------------------------------------------------

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2003 annual meeting, under the section captioned "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

ITEM 14   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c).

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Additionally, there were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

                                     PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  DOCUMENTS FILED AS PART OF FORM 10-K

         1 The following consolidated financial statements appear in the 2002 Annual Report to Shareholders and are incorporated herein by reference.

Report of Independent Auditors                                      Page    75
Consolidated Balance Sheets                                         Page    52
Consolidated Statements of Income                                   Page    53
Consolidated Statements of Changes in Shareholders' Equity          Page    54
Consolidated Statements of Cash Flows                               Page    55
Notes to Consolidated Financial Statements                          Pages   56

         2 The summary of selected quarterly results of operations appears on Page 37 of the Annual Report to Shareholders and is incorporated herein by reference.

         3     Exhibits

               3.1 Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant's Form S-4, File No. 333-15579, effective January 10, 1997)

               3.2    Code of Regulations of DCB Financial Corp
                      (incorporated by reference to Registrant's Form S-4, File No. 333-15579, effective January 10, 1997)

               10.1 Resignation, Release, and Post-Employment Covenants Agreement by and between DCB Financial Corp., its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Larry D. Coburn (incorporated by reference to Registrant's report on Form 8-K, filed with the Commission on November 21, 2002)

               10.2 Employment agreement with Mr. Whitney (incorporated by reference to Registrant's Form 10-K, File No. 0-22387, effective March 25, 1998)

               10.3 Employment agreement with Mr. Bernon (incorporated by reference to Registrant's Form 10-K, File No. 0-22387, effective March 27, 2000)

               10.4 Employment agreement by and between DCB Financial Corp., its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Jeffrey Benton

               11     Statement Regarding Computation of Per Share Earnings

               13     Annual Report to Shareholders

               21     Subsidiaries of DCB Financial Corp

               23     Consent of Independent Auditors

               99.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  REPORTS FILED ON FORM 8-K

              During the fourth quarter of 2002, the Company filed, on the dates so indicated, the following Reports on Form 8-K :

              October 3, 2002 - The Company filed, as an exhibit to the report on Form 8-K, a press release announcing the decision of its Board of Directors not to continue the employment of Larry D. Coburn as President and Chief Executive Officer of the Company and the Bank.

              November 21, 2002 - The Company filed an 8-K announcing the execution of a Resignation, Release, and Post-Employment Covenants Agreement (the "Agreement") by and between the Company, the Bank, and Larry D. Coburn, the former President and Chief Executive Officer of the Company and the Bank. A copy of the Agreement was also attached as Exhibit 10.1 to the 8-K.

              December 20, 2002 - The Company filed, as an exhibit to the report on Form 8-K, a press release announcing the appointment of Jeffrey T. Benton as the new President and Chief Executive Officer of the Company and the Bank.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003                      DCB FINANCIAL CORP

                                          By:      /s/ JEFFREY BENTON
                                             -----------------------------------
                                             Jeffrey Benton, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

          Signatures                                   Title

/s/ JEFFREY BENTON                      President (Principal Executive Officer),
------------------------------          CEO and Director
Jeffrey Benton

/s/ JOHN USTASZEWSKI                    Vice President and Chief Financial
------------------------------          Officer (Principal Financial Officer
John Ustaszewski                        and Principal Accounting Officer)

/s/ G. WILLIAM PARKER                   Director, Chairman of the Board
------------------------------
G. William Parker

/s/ JEROME J. HARMEYER                  Director
------------------------------
Jerome J. Harmeyer

/s/ CHARLES W. BONNER                   Director
------------------------------
Charles W. Bonner

/s/ WILLIAM R. OBERFIELD                Director
------------------------------
William R. Oberfield

/s/ EDWARD A. POWERS                    Director
------------------------------
Edward A. Powers

/s/ MERRILL KAUFMAN                     Director
------------------------------
Merrill Kaufman

/s/ GARY M. SKINNER                     Director
------------------------------
Gary M. Skinner

/s/ TERRY M. KRAMER                     Director
------------------------------
Terry M. Kramer

/s/ VICKIE J. LEWIS                     Director
------------------------------
Vickie J. Lewis

/s/ ADAM STEVENSON                      Director
------------------------------
Adam Stevenson

                                 CERTIFICATIONS

I, Jeffrey Benton, President and Chief Executive Officer of DCB Financial Corp., certify that:

1.   I have reviewed this annual report on Form 10-K of DCB Financial Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                /s/ JEFFREY BENTON
                                                    -----------------
                                                    (Signature)
                                                    Jeffrey Benton
                                                    Title:  President and Chief
                                                            Executive Officer

 I, John A. Ustaszewski, Vice President and Chief Financial Officer of DCB Financial Corp., certify that:

1.   I have reviewed this annual report on Form 10-K of DCB Financial Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003          /s/ John A. Ustaszewski
                              -------------------------
                              (Signature)
                              John A. Ustaszewski
                              Title:  Vice President and Chief Financial Officer

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

  3.2           Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant's Form S-4, File No. 333-15579,
                effective January 10, 1997)                                                      N/A

  10.1          Resignation, Release, and Post-Employment Covenants Agreement
                by and between DCB Financial Corp., its wholly-owned subsidiary
                The Delaware County Bank and Trust Company, and Larry D. Coburn
                (incorporated by reference to Registrant's report on Form 8-K,
                filed with the Commission on November 21, 2002)                                  N/A

  10.2          Employment agreement with Mr. Whitney (incorporated by reference to
                Registrant's 1997 Form 10-K, File No. 0-22387, effective March 25, 1998)         N/A

  10.3          Employment agreement with Mr. Bernon (incorporated by reference to
                Registrant's 1997 Form 10-K, File No. 0-22387, effective March 27, 2000)         N/A

  10.4          Employment agreement by and between DCB Financial Corp., its wholly-owned subsidiary The Delaware County Bank and Trust Company, and
                Jeffrey Benton                                                                    25

  11            Statement Regarding Computation of Per Share Earnings                             35

  13            Annual Report to Shareholders                                                     37

  21            Subsidiaries of DCB Financial Corp                                                76

  23            Consent of Independent Auditors                                                   77

  99.1          Certification of the Chief Executive Officer Pursuant
                to Section 906 of the Sarbanes-Oxley Act of 2002                                  78

  99.2          Certification of the Chief Financial Officer Pursuant
                to Section 906 of the Sarbanes-Oxley Act of 2002                                  79