Form 10-K/A
period 2002-12-31
DCB FINANCIAL CORP
filed 2003-05-07
CIK 1025877

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-K/A


             Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934



For the fiscal year ended                                       Commission file
December 31, 2002                                               Number 0-22387


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

AMENDMENT:

The undersigned registrant hereby amends the following items of Part III of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2002. These changes are necessary as the annual meeting of the registrant has been postponed and these items can no longer be incorporated from registrant's definitive proxy statement as the proxy statement has not yet been finalized and filed with the Commission.

                                    PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

At the annual meeting of registrant (at times referred to herein as the "Company") three (3) Directors will be elected to a three-year term expiring at the annual meeting in 2006.

The Code of Regulations for the Company provides that the Directors shall be divided into three Classes, as nearly equal in number as possible. The number of Directors and year of term expiration for each Class is as follows:

             Class I          3 Directors             Term Expiration 2006
             Class II         4 Directors             Term Expiration 2004
             Class III        4 Directors             Term Expiration 2005

The Board has nominated the following individuals for election as Class I Directors for terms expiring at the Annual Meeting in 2006. Information regarding these nominees is set forth as follows. Unless otherwise indicated, each person has held his or her principal occupation for more than five years.

                                                         PRINCIPAL OCCUPATION
NAME                      AGE      DIRECTOR SINCE (1)    DURING PAST FIVE YEARS
---------------------------------------------------------------------------------------------
Jeffrey T. Benton         50       2003(2)               Currently, President and CEO of the
                                                         Company and its wholly owned
                                                         subsidiary, The Delaware County
                                                         Bank & Trust Company; formerly
                                                         Executive Vice President,
                                                         Community First Bank, Celina,
                                                         Ohio; Consultant to the banking
                                                         industry; Senior Vice President
                                                         Bank One, N.A.

G. William Parker         68       1976                  Chairman of the Company and The
                                                         Delaware County Bank & Trust
                                                         Company; Retired Surgeon

Gary M. Skinner           58       1996                  President, Hardscrabble Farms


-------------------

(1) Includes time served as a director of The Delaware County Bank & Trust Company prior to the organization of the Company in 1997.

(2) Mr. Benton became President and CEO of the Company under an employment agreement dated December 18, 2002, which is discussed below. Mr. Benton was appointed to the Board of Directors of the Company on February 18, 2003.

The Board of Directors knows of no reason why any of the above-mentioned persons will be unavailable or unable to serve if elected to the Board.

The following table sets forth certain information with respect to the Class II and III Directors of DCB Financial Corp:

                                                         PRINCIPAL OCCUPATION
NAME                      AGE      DIRECTOR SINCE(1)     DURING PAST FIVE YEARS
----                      ---      -----------------     ----------------------
C. William Bonner         68          1988               Real Estate Developer

Jerome J. Harmeyer        63          1990               President, Fisher Cast Steel,


Merrill L. Kaufman        68          1988               President, Peoples Store, Inc.,


Terry M. Kramer           56          1992               President, Kramer Exploration,


Vicki J. Lewis            48          1997               Vice President, Grady Memorial


William R. Oberfield      48          1993               President, Oberfield's Concrete


Edward Powers             57          1984               President, R. B. Powers and Company,


Adam Stevenson            63          2001               Retired Plant Manager, PPG Industries


-------------------

(1) Includes time served as a director of The Delaware County Bank & Trust Company prior to the organization of the Company in 1997.

The following table sets forth certain information with respect to the executive officers of DCB Financial Corp.

                                   OFFICER      POSITIONS AND OFFICES HELD WITH COMPANY
NAME                      AGE      SINCE*       & PRINCIPAL OCCUPATION HELD PAST FIVE YEARS
----                      ---      -------      -------------------------------------------
Jeffrey T. Benton         50       2002         President and Chief Executive Officer
                                                Formerly Executive Vice President, Community
                                                First Bank, Celina, Ohio; Consultant to the
                                                banking industry; Senior Vice President of
                                                Bank One, N.A.

David G. Bernon           58       1991         Senior Vice President, Lending & Branch
                                                Divisions; Vice President-Lending

Donald R. Blackburn       59       1988         Vice President, Customer Relations; Vice
                                                President, Branch Administration

Brian E. Stanfill         44       1998         Vice President, Operations; Delaware County
                                                Administrator prior to 1998

John E. Taylor            57       1994         Vice President, Retail Administration; Vice
                                                President, Regional Administrator

John A. Ustaszewski       37       2001         Vice President and Chief Financial Officer; Vice
                                                President and Risk Manager, Corporate One
                                                prior to 2001

Thomas R. Whitney         54       1996         Vice President and Senior Trust Officer

Cindy J. Harmon           36       2003         Vice President; Human Resources, Roxanne Labs; HR
                                                Specialist, 1st Choice; HR Coordinator


-------------------

(*) Includes time served as an officer of The Delaware County Bank &
    Trust Company

There are no family relationships among any of the directors, nominees for election as directors and executive officers of the Company.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company or written representations that no such forms were required, the Company believes that, except as noted below, during 2002 all Section 16(a) filing requirements applicable to its officers and Directors were complied with. The Company has no shareholders who are ten percent beneficial owners. Mr. Benton, the President and CEO of the Company filed one late Form 4 in regard to 800 "restricted shares" granted as a part of his employment agreement described below. In addition, each of Messrs. Bernon, Blackburn, Stanfill, Taylor, Ustaszewski, and Whitney filed one late Form 4 in connection with the granting of eight shares to all persons that were employees of the Company on December 31, 2002.

ITEM 11 EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid or accrued by the Company and/or its subsidiaries, to or on behalf of the Company's Chief Executive Officer, its former Chief Executive Officer and two of its other executive officers who earned more than $100,000 in salary and bonus for the fiscal year ended December 31, 2002. No other executive officer earned more than $100,000 in salary and bonus for the fiscal year ended December 31, 2002.

                 SUMMARY COMPENSATION TABLE ANNUAL COMPENSATION

                                                                                 LONG TERM
                                             ANNUAL COMPENSATION               COMPENSATION
-------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL          YEAR     SALARY       BONUS      OTHER ANNUAL       RESTRICTED      ALL OTHER
POSITION                                                     COMPENSATION       STOCK AWARDS    COMPENSATION(3)
-------------------------------------------------------------------------------------------------------------------
Jeffrey T. Benton           2002         -0-         -0-            -0-         $15,000(1)             -0-
President and CEO(1)
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Larry D. Coburn Former      2002      $166,250     $46,000          -0-              -0-             $26,899
President and CEO(2)
                            2001      $171,999     $55,265          -0-              -0-             $44,218

                            2000      $171,999     $46,235          -0-              -0-             $38,603
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
David G. Bernon             2002      $107,040     $ 7,295          -0-              -0-             $39,759
Senior Vice President,
Lending and Branch          2001      $101,879     $15,967          -0-              -0-             $33,418
Division
                            2000      $101,879     $12,751          -0-              -0-             $29,174
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Thomas R. Whitney           2002      $104,834     $ 7,148          -0-              -0-             $26,369
Vice President and Senior
Trust Officer               2001       $98,898     $15,500          -0-              -0-             $20,571

                            2000      $ 98,898     $12,378          -0-              -0-             $17,978
-------------------------------------------------------------------------------------------------------------------

------------------------

     (1) Mr. Benton became the President and Chief Executive Officer of the Company effective December 18, 2002. Under the terms of his employment agreement, Mr. Benton is entitled to receive $15,000 in value of common shares of the Company measured as of the date of such agreement. This equaled 800 shares at $18.75, the price of Company's shares as of that date. Mr. Benton has the right to vote such shares and receive dividends on the shares, however, the shares do not become fully vested until December 31, 2004. Mr. Benton actually commenced work at the Company effective January 6, 2003, such that he received no other compensation for the year 2002.

     (2) The Company decided not to continue the employment of Mr. Coburn as the President and CEO of the Company effective as of October 2, 2002. He received $23,750 in severance benefits during the year 2002. The terms and conditions of Mr. Coburn's severance agreement are set forth below.

     (3) The amounts shown in this column for the most recent fiscal year were derived from the following figures: (1) contributions by the Company to the Company 401(k) plan on behalf of the named executive: Mr. Coburn, $3,149; Mr. Bernon, $1,605; and Mr. Whitney, $2,883; (2) Supplemental Executive Retirement Plan accrual; Mr. Bernon, $38,154; and Mr. Whitney, $23,486; and (3) severance benefits to Mr. Coburn of $23,750.

Directors are paid a monthly retainer of $250 for serving on the Board, except for the Chairman of the Board who receives a retainer of $500 per month. In addition, the Directors receive $250 per board meeting attended and $150 for each committee meeting attended. Committee Chairs receive $200 for each Committee Meeting.

                              EMPLOYMENT CONTRACTS

The Company has employment contracts currently in place with Jeffrey T. Benton, President and CEO of the Company and its subsidiary, The Delaware County Bank and Trust Company (the "Bank"), David G. Bernon, Senior Vice President - Lending and Branch Division, and Thomas R. Whitney, Vice President and Senior Trust Officer of the Bank.

The Company entered into an employment agreement with Mr. Benton on December 18, 2002. The contract provides that Mr. Benton will be the President and Chief Executive Officer of the Company and The Delaware County Bank and Trust Company from that date through December 31, 2004. The contract provides for automatic renewal for successive one-year periods thereafter if Mr. Benton is employed as of the end of the calendar year. The Company agrees to appoint Mr. Benton to the Board of Directors of the Company and the Bank, which action has been taken. Mr. Benton's base salary under the contract is $150,000. Mr. Benton has the opportunity to earn a performance-based bonus if he meets the criteria established on an annual basis by the Board of Directors. One half of any such bonus will be paid in cash within 30 days of the date of determination of the bonus. The remaining one half of the bonus amount is to be paid in options on shares of common stock of the Company based upon the price of the stock on the date of the bonus, with such options vesting over between three to five years. Mr. Benton's contract provides other typical perquisites including participation in Company employee benefit plans, reimbursement of moving expenses, club membership and vacations with pay. In the event of termination, the agreement provides for payment of 12 months of base salary, unless Mr. Benton is terminated for "Just Cause" (as defined in the agreement). Mr. Benton is permitted to terminate the contract and receive his base pay for 12 months in the event of a change of control, if he resigns within 12 months of such action. The contract provides for protection of the Company's confidential information and includes a covenant not to compete during the contract and for two years thereafter, unless the contract is terminated prior to December 31, 2003, in which case the covenant is only for one year. Finally, the contract provides for arbitration of disputes arising under the contract.

The contract with Mr. Bernon initially was entered into for the period from June 1, 1999, through May 31, 2000. The contract is renewed for successive one year terms upon the written consent of the Bank and Mr. Bernon. The contract provides for a base salary to be set by the Board's Salary Committee and the employee is entitled to participate in any bonus and other employee benefit plans. The contract also provides for a severance payment in the event that the Bank terminates Mr. Bernon's employment for other than: (i) "Just Cause" (as defined in the contract) or (ii) Mr. Bernon reaching retirement age. In such a termination, the Bank is obligated under the contract to pay Mr. Bernon an amount equal to his monthly salary for up to 12 months or until he accepts other employment. In the event the Bank is the subject of an acquisition to which Mr. Bernon does not consent, and his position with the Bank is changed significantly, Mr. Bernon may voluntarily terminate the contract and receive as severance an amount equal to the average annual salary he has received from the Bank for the past five years.

The contract with Mr. Whitney initially was entered into for the period from August 1, 1996 through December 31, 1996. The contract is renewed for successive one year terms upon the written consent of the Bank and Mr. Whitney. The contract provides for a base salary to be set by the Board's Salary Committee and the employee is entitled to participate in any bonus and other employee benefit plans. The contract also provides for a severance payment in the event that the Bank terminates Mr. Whitney's employment for other than: (i) "Just Cause" (as defined in the contract) or (ii) Mr. Whitney reaching retirement age. In such a termination, the Bank is obligated under the contract to pay Mr. Whitney an amount equal to his monthly salary for up to 12 months or until he accepts other employment. In the event the Bank is the subject of an acquisition to which Mr. Whitney does not consent, and his position with the Bank is changed significantly, Mr. Whitney may voluntarily terminate the contract and receive as severance an amount equal to the average annual salary he has received from the Bank for the past five years.

         TERMINATION OF THE FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER

In October of 2002, the Company decided not to continue the employment of Larry
D. Coburn, its then President and CEO. On November 1, 2002, the Company and Mr. Coburn entered into a Resignation, Release, and Post-Employment Covenants Agreement (the "Resignation Agreement"). Upon execution of the Resignation Agreement, Mr. Coburn ceased to be an officer, director and employee of the Company or The Delaware County Bank and Trust Company. The Company agreed to pay Mr. Coburn 11 months of base salary at $15,833.33 per month, one payment of $4,666.70, plus one month of accrued vacation pay, less a $27,000 mid-year prepayment of a year-end bonus. The payments due to Mr. Coburn are to be reduced by wages or other compensation for services earned by Mr. Coburn from sources other than the Company. The Company also released Mr. Coburn from any claims that it may have had against him. In return for the commitments of the Company in the Resignation Agreement, Mr. Coburn released any claims he had or may have had against the Company, reaffirmed his commitment to maintain the confidentiality of information of the Company, agreed to return any Company owned property, agreed not to solicit Company employees for a period of two years, agreed to cooperate with the Company in the defense of any legal actions and agreed not to go to work for any company that had engaged in legal proceedings against the Company.

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Effective January 1, 1998, the Company's wholly-owned subsidiary, The Delaware County Bank and Trust Company, adopted an unfunded, non-qualified supplemental executive retirement plan (the "Supplemental Retirement Plan"), due to limitations imposed by federal law on the amount of retirement income that may be paid through the Company's 401(k) Plan. Under the Supplemental Retirement Plan, only executive officers named in the Supplemental Retirement Plan or otherwise designated for participation in the Supplemental Retirement Plan by the Board of Directors are eligible to participate. As of the date of this filing, Messrs. Bernon, Whitney and one other former executive officer participated in the Supplemental Retirement Plan. Mr. Larry Coburn, the former President and CEO of the Company had participated in the Plan until the termination of his employment with the Company and the Bank in October, 2002. Upon his termination, his rights under the Plan ceased.

Each participant in the Supplemental Retirement Plan is entitled to receive under the Supplemental Retirement Plan at age 62 or upon later retirement, an amount equal to 70% of the participant's total compensation from January 1, 1998 to age 62, less the participant's 401(k) plan benefits and social security benefits. Amounts to be paid under the Supplemental Retirement Plan will be paid monthly over an eighteen-year period. Each participant's compensation for purposes of determining benefits under the Supplemental Retirement Plan will be his or her 1998 base salary, increased by 4.5% for each subsequent year of employment. The rate of annual appreciation on each participant's 401(k) plan assets, for purposes of determining the amount to subtract in determining Supplemental Retirement Plan benefits, is assumed to be 8%, and each participant's annual contribution to his or her 401(k) plan account is assumed to be 6% of eligible compensation. Because the final benefit to be paid a participant under the Supplemental Retirement Plan at retirement will vary based on the level of the Company's contributions to the 401(k) plan, with greater Company contributions to the 401(k) plan resulting in lesser Supplemental Retirement Plan benefits, it is not possible to precisely determine an executive officer's Supplemental Retirement Plan benefit at retirement. The Company has provided its best estimate of such amount in the Summary Compensation Table set forth above.

Prorated benefits will be paid in accordance with the terms of the Supplemental Retirement Plan in the event of the death or disability of a participant or the acquisition or other change in control of the Company and subsequent termination of employment of the participant or other diminishment of a participant's compensation or responsibilities following a change in control of the Company. In such an event the proration will be based upon the ratio of the number of years of the participant's employment from January 1, 1998, to the date of the triggering event to the number of whole years from January 1, 1998, to the date the participant reaches age 62. Supplemental Retirement Plan benefits accrued during 2002 for Messrs. Bernon and Whitney were $38,154 and $23,486, respectively.

      REPORT OF THE SALARY COMMITTEE OF DCB FINANCIAL CORP ON COMPENSATION

Under rules established by the Securities and Exchange Commission (the "SEC"), the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's President and Chief Executive Officer and, if applicable, the four other most highly compensated Executive Officers, whose compensation exceeded $100,000 during the Company's fiscal year. The disclosure includes the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting such officers. The Salary Committee of the Company has the responsibility of determining the compensation policy and practices with respect to all Executive Officers. At the direction of the Board of Directors, the Salary Committee of the Company has prepared the following report for inclusion in the Proxy Statement.

Compensation Policy. The report reflects the Company's compensation philosophy as endorsed by the Salary Committee. The Salary Committee makes the recommendation regarding the level of compensation for all Executive Officers including Mr. Benton as the President and CEO. Mr. Benton has, and his predecessor Mr. Coburn had, input into the compensation levels for all Executive Officers, except himself.

The executive compensation program of the Company has been designed to:

     - Support a pay-for-performance policy that rewards Executive Officers for corporate performance.

     -    Motivate Executive Officers to achieve strategic business goals.

     - Provide competitive compensation opportunities critical to the Company's long-term success.

Upon the recommendation of the Salary Committee, the Board of Directors approved Mr. Benton's employment agreement.

The Salary Committee approved compensation increases for all other Executive Officers of the Company during 2002. Executive Officer salary increase determinations are based upon an evaluation of each executive's performance against goals set in the prior year.

The Bank maintains a cash bonus plan (the "Bonus Plan") which allocates a portion of the Bank's pre-tax income for the purpose of employee cash bonuses on an annual basis. The Bonus Plan is administered by the Salary Committee. The award of a bonus to any employee under the terms of the Bonus Plan is discretionary and is determined by the Board of Directors upon the recommendation of the Salary Committee.

The Salary Committee has determined that a significant portion of executive compensation should be payable in an annual bonus which shall be based principally upon the financial performance of the Company and that of the individual in attaining his or her established goals.

This Report of Compensation is submitted by the Salary Committee Members: Terry
M. Kramer, G. William Parker, Vicki J. Lewis, Thomas T. Porter and Adam
Stevenson.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Larry D. Coburn, the Company's former President and Chief Executive Officer, served on the Salary Committee of the Company, which is responsible for compensation matters (see "Report of the Salary Committee" above). Mr. Benton does not serve on the Salary Committee.

Although Mr. Coburn served on the Salary Committee, he did not participate in any decisions regarding his own compensation as an Executive Officer. Each year, the Salary Committee recommends the amount of the bonus award (pursuant to the Bonus Plan described above) and salary for the ensuing year. Mr. Coburn did not participate in discussions or decision-making relative to his own compensation.

           PERFORMANCE GRAPH - FIVE YEAR SHAREHOLDER RETURN COMPARISON

We have set forth below a line-graph presentation comparing cumulative five-year shareholder returns for the Company, the S&P 500 Market Index, the S&P Banks Index, the Russell 2000 Index and the Nasdaq Bank Index. The chart below compares the value of $100 invested on December 31, 1997, in the stock of DCB Financial Corp, S&P 500 Market Index, the S&P Banks Index, the Russell 2000 Index and the Nasdaq Bank Index.

Previously, the Company has presented its performance compared to that of the S&P 500 Market Index and the S&P Major Regional Bank Index. However, the Company believes that the performance of the Russell 2000 Index and the Nasdaq Bank Index are better benchmarks to compare the performance of the Company, based upon the size and impact of the economy upon such companies.

On December 31, 2001, Standard & Poor's adopted a new industry classification methodology for the purpose of calculating its U.S. industry indices. At that time, the S&P Major Regional Bank Index was discontinued, and a new S&P Banks Index was created using a new industry classification methodology. For comparison purposes, both the old and new indices are shown in the table below.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* AMONG DCB FINANCIAL CORP., S&P 500 COMPOSITE INDEX, S&P MAJOR REGIONAL BANK INDEX & S&P BANKS INDEX FOR FISCAL
                            YEAR ENDING DECEMBER 31


                              [Performance Graph]

                                   12/31/97       12/31/98       12/31/99       12/31/00       12/31/01       12/31/02
                                   --------       --------       --------       --------       --------       --------
DCB FINANCIAL CORP.                $100.00        $ 81.90        $ 69.42        $ 54.34        $ 69.53        $ 97.59
S&P 500 COMPOSITE INDEX            $100.00        $128.58        $155.63        $141.46        $124.65        $ 97.10
S&P MAJOR REGIONAL BANK INDEX      $100.00        $110.48        $ 94.80        $121.37        $113.15          N/A
S&P BANKS INDEX                    $100.00        $106.04        $ 91.41        $108.83        $108.85        $107.74

* TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS


ASSUMES $100 INVESTED ON JANUARY 1, 1998
IN DCB FINANCIAL CORP. COMMON STOCK,
S&P 500 COMPOSITE INDEX, S&P BANKS INDEX &
S&P MAJOR REGIONAL BANKS INDEX




COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* AMONG DCB FINANCIAL CORP.,
   RUSSELL 2000 & NASDAQ BANKS INDEX FOR FISCAL YEAR ENDING DECEMBER 31

                              [Performance Graph]


                                   12/31/97       12/31/98       12/31/99       12/31/00       12/31/01       12/31/02
                                   --------       --------       --------       --------       --------       --------
DCB FINANCIAL CORP.                $100.00        $ 81.90        $ 69.42        $ 54.34        $ 69.50        $ 97.59
RUSSELL 2000                       $100.00        $ 97.45        $118.17        $114.59        $117.44        $ 93.39
NASDAQ BANKS                       $100.00        $ 88.23        $ 81.19        $ 93.10        $102.48        $107.11


* TOTAL RETURN ASSUMES REINVESTMENT OF DIVIDENDS

ASSUMES $100 INVESTED ON JANUARY 1, 1998
IN DCB FINANCIAL CORP. COMMON STOCK,
RUSSELL 2000 & NASDAQ BANKS INDEX

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth the number and percentage of shares of common stock owned by the Directors and Executive Officers of the Company. Each of the persons named in the following table possesses sole voting and investment power, except as otherwise shown in the footnotes to the following table. As of the date of this filing, management is not aware of any person who beneficially owns five percent or more of the Company's common stock other than the "Davis
Group". The "Davis Group," defined as those persons that named themselves as a "group" in the filing of an amended Schedule 13D with the Securities Exchange Commission ("SEC") on October 31, 2002, claimed ownership of approximately
5.01% of the Company's outstanding shares as of that date. S. Robert Davis, Randall J. Asmo and Harley J. Scott filed a preliminary proxy statement with the SEC on March 28, 2003, in which filing they claimed ownership of 210,677 shares, which constituted approximately 5.05% of the Company's outstanding shares as of that date. As reported on a Form 8-K filed with the SEC by the Company on April 21, 2003, on April 18, 2003 the Company and the Davis Group entered into a settlement and standstill agreement that will result in the repurchase of all of the shares of the Company owned by the Davis Group.

                                                          AMOUNT AND NATURE
                                                       OF BENEFICIAL OWNERSHIP
NAME                                                       MARCH 28, 2003              PERCENTAGE
----                                                   ------------------------        ----------
Jeffrey T. Benton, Director & CEO                             4,340 (1)                     *
William R. Oberfield, Director                               19,859 (2)                     *
G. William Parker, Chairman of the Board of Directors        24,928                         *
Gary M. Skinner, Director                                    20,784 (3)                     *
C. William Bonner, Director                                  12,600 (4)                     *
Merrill L. Kaufman, Director                                 21,570 (5)                     *
Terry M. Kramer, Director                                    49,190 (6)                   1.18%
Edward Powers, Director                                      21,840                         *
Jerome J. Harmeyer, Director                                 52,833 (7)                   1.27%
Vicki J. Lewis, Director                                     16,240 (8)                     *
Adam Stevenson, Director                                      1,531                         *
David G. Bernon, Executive Officer                            5,491                         *
Thomas R. Whitney, Executive Officer                         10,691 (9)                     *
All directors, nominees and executive officers
   as a group (18 in number)                                283,039                       6.78%

-------------------

*Ownership is less than 1%

(1) Includes beneficial ownership of 540 shares owned by his son and 800 "restricted shares" described in footnote 1 to the Summary
     Compensation Table above.

(2) Includes beneficial ownership of 5,320 shares owned by spouse and spouse's IRA.

(3) Includes beneficial ownership of 8,636 shares owned jointly with spouse and 667 shares owned by spouse.

(4) Includes beneficial ownership of 12,100 shares in ABL Group, Ltd., the address for which is 1349 Cameron Ave., Lewis Center, Ohio 43035.

(5) Includes beneficial ownership of 7,596 shares owned jointly with spouse.

(6)  Includes beneficial ownership of 23,420 shares owned by his spouse.

(7) Includes 1,144 shares owned jointly with spouse and 43,639 shares owned by spouse and spouse's IRA.

(8)  Includes beneficial ownership of 15,700 shares owned by spouse.

(9) Includes beneficial ownership of 540 shares which are subject to shared voting and investment power with his spouse.

The Company currently has no equity compensation plans or arrangements, such as stock option or restricted stock arrangements, pursuant to which equity securities of the Company are authorized for issuance.

                      Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------------------
                                Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                                                                           reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
                                            (a)                          (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                    0                            0                            0
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plan not                 0                            0                            0
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                                        0                            0                            0
----------------------------------------------------------------------------------------------------------------------


ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


There are no existing or proposed material transactions between the Company and any of the Company's executive officers, directors, nominees for director or the immediate family or associates of any of the foregoing persons, except as indicated below:

Mr. C. William Bonner, a Director of the Company who is engaged in the real estate development business, purchased land and built three office complexes located at 6156 Highland Lakes Avenue, Westerville, Ohio, 10149 Brewster Lane, Powell, Ohio and 6820 Perimeter Loop Road, Dublin, Ohio. The Delaware County Bank and Trust Company (at times referred to as the "Bank") entered into a lease for these office complexes with initial terms of 20 years at a rent of $83,840, $71,000 and $94,200 per year, respectively. The Board of Directors approved the lease transactions, with Mr. Bonner abstaining from consideration of the matter. The Board believes that the rent to be paid to Mr. Bonner and the other terms and conditions of the lease transactions are comparable to those which would be available from an unrelated party.

Mr. Bonner is also a principal owner of Rennob, Inc. and Whittington, Inc. The Bank entered into contracts with Rennob, Inc. and Whittington, Inc. as Project Coordinator/General Contractor for the construction of the Bank's corporate headquarters building at 110 Riverbend Avenue, Lewis Center, Ohio, which was completed in 2001. The Bank paid Rennob, Inc. and Whittington, Inc. a total of $5,424,847 for their services in connection with the construction of the Bank's new headquarters building. The Board of Directors approved these contracts with Mr. Bonner abstaining from consideration of the matter. Management of the Company and the Bank believe that the terms and conditions of these contracts were comparable to those which would have been available from an unrelated party and that the payments made were at competitive rates.

Some of the directors of the Company, as well as the companies with which such directors are associated, are customers of, and have had banking transactions with the Bank in the ordinary course of the Bank's business and the Bank expects to have such ordinary banking transactions with such persons in the future. In the opinion of management of the Company and the Bank, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features.

The Bank expects to have in the future banking transactions in the ordinary course of its business with directors, officers and principal shareholders, and their associates on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and which do not involve more than the normal risk of collectibility or present other unfavorable features.


                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Dated:   May 7, 2003

                                 DCB FINANCIAL CORP.


                                 By: /s/ Jeffrey T. Benton
                                     ----------------------------------------
                                         Jeffrey T. Benton, President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Dated:   May 7, 2003

                                        /s/ Jeffrey T. Benton
                                        --------------------------------------
                                        Jeffrey T. Benton, President and CEO
                                        (Principal Executive Officer)


                                        /s/ John A. Ustaszewski
                                        --------------------------------------
                                        John A. Ustaszewski, CFO
                                        (Principal Financial and Accounting
                                         Officer)

                                 CERTIFICATIONS

I, Jeffrey T. Benton, President and Principal Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K, including Amendment Number 1 on Form 10-K/A, of DCB Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 7, 2003
                                       /s/ Jeffrey T. Benton
                                       ----------------------------------
                                       Jeffrey T. Benton
                                       President and Principal Executive Officer

I, John A. Ustaszewski, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K, including Amendment Number 1 on Form 10-K/A, of DCB Financial Corp.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 7, 2003

                                      /s/ John A. Ustaszewski
                                      ------------------------------------
                                      John A. Ustaszewski
                                      Vice President and Chief Financial Officer

EXHIBITS - THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS REPORT:


Number   Exhibit
------   -------

99.1     Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002