Form 10-Q
period 2003-03-31
DCB FINANCIAL CORP
filed 2003-05-13
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2003

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number:  0-22387
                                                -----------

                               DCB Financial Corp
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

Common stock, no par value                         Outstanding at May 12, 2003
                                                   4,172,034 common shares

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
------------------------------------------------------------------------------

                                Table of Contents

PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements

                                                                                                              Page
                                                                                                              ----

Consolidated Balance Sheets.................................................................................    3

Consolidated Statements of Income and Comprehensive Income..................................................    4

Condensed Consolidated Statements of Cash Flows.............................................................    5

Notes to the Consolidated Financial Statements..............................................................    6


ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................   10


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.........................................   14


ITEM 4 - Controls and Procedures ...........................................................................   15


PART II - OTHER INFORMATION.................................................................................   16


SIGNATURES .................................................................................................   18


                               DCB FINANCIAL CORP
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

-------------------------------------------------------------------------------

Item 1.  Financial Statements

                                                                                      March 31,       December 31,
                                                                                        2003              2002
                                                                                        ----              ----
                                                                                     (unaudited)
ASSETS
Cash and due from financial institutions                                            $      19,972    $       28,622
Federal funds sold                                                                          8,682             3,881
                                                                                    -------------    --------------
     Total cash and cash equivalents                                                       28,654            32,503
Securities available for sale                                                              91,084            96,477
Loans held for sale                                                                         6,758             6,442
Loans and leases                                                                          371,003           370,581
Less allowance for loan and lease losses                                                   (4,226)           (4,094)
                                                                                    -------------    --------------
     Net loans and leases                                                                 366,777           366,487
Premises and equipment, net                                                                12,230            12,615
Investment in unconsolidated affiliates                                                     1,951             1,951
Accrued interest receivable and other assets                                                6,933             6,523
                                                                                    -------------    --------------

         Total assets                                                               $     514,387    $      522,998
                                                                                    =============    ==============

LIABILITIES

Deposits

     Noninterest-bearing                                                            $      72,172    $       73,531
     Interest-bearing                                                                     364,786           365,092
                                                                                    -------------    --------------
         Total deposits                                                                   436,958           438,623
Federal funds purchased and other short-term borrowings                                       811             2,000
Federal Home Loan Bank advances                                                            20,671            27,802
Accrued interest payable and other liabilities                                              2,284             2,045
                                                                                    -------------    --------------
         Total liabilities                                                                460,724           470,470

SHAREHOLDERS' EQUITY

Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                                                   3,780             3,780
Retained earnings                                                                          50,426            49,303
Treasury stock, 101,166 shares at March 31, 2003 and
  104,966 shares at December 31, 2002, at cost                                             (2,080)           (2,152)
Accumulated other comprehensive income                                                      1,537             1,597
                                                                                    -------------    --------------
         Total shareholders' equity                                                        53,663            52,528
                                                                                    -------------    --------------

         Total liabilities and shareholders' equity                                 $     514,387    $      522,998
                                                                                    =============    ==============

-------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

-------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                  ---------------------------------
                                                                                        2003              2002
                                                                                  --------------    ---------------
INTEREST AND DIVIDEND INCOME
     Loans, including fees                                                        $        5,945    $         6,372
     Taxable securities                                                                      832              1,512
     Tax-exempt securities                                                                   150                139
     Federal funds sold and other                                                             35                 18
                                                                                  --------------    ---------------
         Total interest income                                                             6,962              8,041

INTEREST EXPENSE

     Deposits                                                                              1,843              2,297
     Borrowings                                                                              209                357
                                                                                  --------------    ---------------
         Total interest expense                                                            2,052              2,654

NET INTEREST INCOME                                                                        4,910              5,387

Provision for loan and lease losses                                                          333                300
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES                              4,577              5,087


NONINTEREST INCOME

     Service charges on deposit accounts                                                     538                557
     Trust department income                                                                 155                185
     Net gains on sales of securities                                                         13                 15
     Net gains on sale of loans                                                              486                201
     Cash management fees                                                                    127                120
     Data processing servicing fees                                                          123                 73
     Other                                                                                   209                184
                                                                                  --------------    ---------------
                                                                                           1,651              1,335
NONINTEREST EXPENSE

     Salaries and other employee benefits                                                  2,065              2,190
     Occupancy and equipment                                                                 979                831
     Professional services                                                                    70                 54
     Advertising                                                                              79                103
     Postage, freight and courier                                                             73                135
     Supplies                                                                                 36                 71
     State franchise taxes                                                                   121                133
     Other                                                                                   639                734
                                                                                  --------------    ---------------
                                                                                           4,062              4,251
                                                                                  --------------    ---------------

INCOME BEFORE INCOME TAXES                                                                 2,166              2,171

Income tax expense                                                                           667                716
                                                                                  --------------    ---------------

NET INCOME                                                                                 1,499              1,455

Other comprehensive loss                                                                     (60)              (352)
                                                                                  ---------------   ----------------

Comprehensive income                                                              $        1,439    $         1,103
                                                                                  ==============    ===============

Basic and diluted earnings per common share                                       $         0.36    $          0.35
                                                                                  ==============    ===============

-------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------


                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                        ---------------------------
                                                                                             2003           2002
                                                                                        ------------    -----------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                             $     1,570     $     2,736

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                          (14,644)        (14,783)
         Maturities, principal payments and calls                                            13,329           9,440
         Sales                                                                                6,365             875
     Securities held to maturity
         Maturities, principal payments and calls                                                 -           4,737
     Net change in loans                                                                       (137)           (450)
     Premises and equipment expenditures                                                        (74)           (397)
                                                                                        ------------    -----------
              Net cash flows provided by (used in) investing activities                       4,839            (578)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Net change in deposits                                                                  (1,665)          3,857
     Net change in federal funds and other short-term borrowings                             (1,189)         (2,127)
     Repayment of Federal Home Loan Bank advances                                            (7,101)            (96)
     Sale of treasury stock                                                                      72               -
     Cash dividends paid                                                                       (375)           (335)
                                                                                        ------------      ---------
         Net cash provided by (used in) financing activities                                (10,258)          1,299
                                                                                        ------------    -----------

Increase (decrease) in cash and cash equivalents                                             (3,849)          3,457

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               32,503          17,945
                                                                                        -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    28,654     $    21,402
                                                                                        ===========     ===========


-------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at March 31, 2003, and its results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 2002, included in its 2002 annual report. Refer to the accounting policies of the Corporation described in the notes to financial statements contained in the Corporation's 2002 annual report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

Earnings per common share is net income divided by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding was 4,170,919 and 4,178,200 for the three months ended March 31, 2003 and 2002. The Corporation has no potentially dilutive securities.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

DCB's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

The most significant accounting policies followed by the Corporation are presented in Note 1 contained in the Corporation's 2002 annual report to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.


-------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities available for sale were as follows:

                                                                         Gross        Gross       Estimated
                                                          Amortized   Unrealized   Unrealized        Fair
                                                            Cost         Gains       Losses          Value
                                                            ----         -----       ------          -----

                                                        -------------------March 31, 2003-----------------


     U.S. government agencies                           $   29,290    $      584   $        -   $   29,874
     States and political subdivisions                      14,569           718           (2)      15,285
     Mortgage-backed and related securities                 42,534         1,036          (23)      43,547
                                                        ----------    ----------   -----------  ----------
              Total debt securities                         86,393         2,338          (25)      88,706

     Other securities                                        2,362            16            -        2,378
                                                        ----------    ----------   ----------   ----------

     Total securities available for sale                $   88,755    $    2,354   $      (25)  $   91,084
                                                        ==========    ==========   ===========  ==========




                                                                         Gross        Gross        Estimated
                                                          Amortized   Unrealized   Unrealized        Fair
                                                            Cost         Gains       Losses          Value
                                                            ----         -----       ------          -----

                                                        ------------------December 31, 2002---------------

     U.S. government agencies                           $   29,263    $      735   $       (3)  $   29,995
     States and political subdivisions                      14,041           390           (6)      14,425
     Corporate bonds                                           236            11            -          247
     Mortgage-backed and related securities                 48,177         1,291          (20)      49,448
                                                        ----------    ----------   -----------  ----------
              Total debt securities                         91,717         2,427          (29)      94,115

     Other securities                                        2,341            31          (10)       2,362
                                                        ----------    ----------   -----------  ----------

     Total securities available for sale                $   94,058    $    2,458   $      (39)  $   96,477
                                                        ==========    ==========   ===========  ==========



-------------------------------------------------------------------------------
                                       7.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

At March 31, 2003, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at March 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                                                    Available for sale
                                                                  Amortized     Fair
                                                                    Cost        Value
                                                                  ----------   ------
Due in one year or less                                          $    2,326   $    2,379
Due from one to five years                                            8,410        8,634
Due from five to ten years                                           23,045       23,591
Due after ten years                                                  27,478       28,150
Mortgage-backed and related securities                               25,134       25,952
                                                                 ----------   ----------

                                                                 $   86,393   $   88,706
                                                                 ==========   ==========



-------------------------------------------------------------------------------
                                       8.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------

NOTE 3 - LOANS AND LEASES

Loans and leases were as follows:

                                                                                   March 31,      December 31,
                                                                                     2003             2002
                                                                                     ----             ----

         Commercial and industrial                                               $    46,833    $     45,543
         Commercial real estate                                                      146,737         144,646
         Residential real estate and home equity                                      84,485          87,548
         Real estate construction and land development                                37,430          37,603
         Consumer and credit card                                                     49,134          48,409
         Lease financing, net                                                          5,727           6,412
                                                                                 -----------    ------------
                                                                                     370,346         370,161
         Less (deduct):  Net deferred loan origination costs                           1,212           1,132
                 Unearned income on leases                                              (555)           (712)
                                                                                 ------------   ------------

             Total loans receivable                                              $   371,003    $     370,581
                                                                                 ===========    =============


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                                                                                           Three months ended
                                                                                                March 31,
                                                                                           2003            2002
                                                                                           ----            ----

     Balance at beginning of period                                                   $      4,094     $      3,596
     Provision for loan losses                                                                 333              300
     Loans charged off                                                                        (257)            (192)
     Recoveries                                                                                 56               38
                                                                                      ------------     ------------

     Balance at end of period                                                         $      4,226     $      3,742
                                                                                      ============     ============


Nonperforming loans were as follows:

                                                                         March 31,           December 31,
                                                                           2003                 2002
                                                                           ----                 ----

Loans past due 90 days or more and still accruing                    $          1,237    $             187
Nonaccrual loans                                                                2,877                3,387

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses         $            370    $             464
Period-end loans with allocated allowance for loan losses                       3,659                3,735
                                                                     ----------------    -----------------

     Total                                                           $          4,029    $           4,199
                                                                     ================    =================

Amount of the allowance for loan losses allocated                    $          1,177    $           1,088
                                                                     ================    =================

Average of impaired loans during the period                          $          4,058    $           5,204
                                                                     ================    =================



-------------------------------------------------------------------------------
                                       9.

                               DCB FINANCIAL CORP
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the "Corporation") at March 31, 2003, compared to December 31, 2002, and the consolidated results of operations for the three months ended March 31, 2003, compared to the same period in 2002. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, lending risks, plans for future business development and marketing activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the prospective business of both the Corporation and its wholly-owned subsidiary The Delaware County Bank & Trust Company (the "Bank"). Where used in this report, the word "anticipate," "believe," "estimate," "expect," "intend," and similar words and expressions, related to the Corporation or the Bank or their respective management, identify forward-looking statements. Such forward-looking statements reflect the current views of the Corporation and are based on information currently available to the management of the Corporation and the Bank and upon current expectations, estimates, and projections about the Corporation and its industry, management's belief with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) changes in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in central Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets; (v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii) changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Corporation with the Commission.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $514,387 at March 31, 2003, compared to $522,998 at December 31, 2002, a decrease of $8,611, or 1.65%. The decrease in assets was primarily the result of a decrease in securities. These funds were utilized to reduce FHLB advances.

Cash and cash equivalents decreased $3,849 from December 31, 2002 to March 31, 2003. This decline is mainly attributed to the large amount of due from transactions present because of year end timing issues. Fed Funds balances increased $4,801 million as management intended to increase liquidity to fund other balance sheet initiatives.

-------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
-------------------------------------------------------------------------------

Total securities decreased $5,393, or 5.59%, from $96,477 at December 31, 2002 to $91,084 at March 31, 2003. The decrease was the result of the proceeds from sales, maturities, calls and principal repayments not being reinvested in order to repay borrowings, in the form of fed funds purchased and FHLB advances. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities classified as available for sale at March 31, 2003 totaled $91,084, or 100% of the total securities portfolio. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $25,134 at March 31, 2003, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. The Corporation held no derivative securities or structured notes during any period presented.

Total loans increased $422, or .11%, from $370,581 at December 31, 2002 to $371,003 at March 31, 2003. The slight increase is attributed mainly to the continued growth of commercial real estate loans, which was partially off set by a general decline in various consumer lending categories. Other loan categories in which the Corporation participates, commercial, industrial, and consumer financing, remained relatively stable or experienced small declines in loans outstanding. The Bank's local market continues to experience increases in the amount of commercial real estate development activity. The Bank has no significant loan concentration in any one industry.

Total deposits decreased $1,665, or .38%, from $438,623 at December 31, 2002 to $436,958 at March 31, 2003. Noninterest-bearing deposits decreased $1,359, or 1.85%, in addition to interest-bearing deposits decreasing $306, or .08%. The decrease in interest-bearing deposits was primarily in the Corporation's "Bank Investment" deposit accounts, which offer a variable interest rate tied to the 3 Month Treasury Bill.

COMPARISON OF RESULTS OF OPERATIONS

NET INCOME. Net income for the three months ended March 31, 2003 totaled $1,499, compared to net income of $1,455 for the same period in 2002. Earnings per share was $.36 for the three months ended March 31, 2003 compared to $.35 for the three months ended March 31, 2002.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $4,910 for the three months ended March 31, 2003, compared to $5,387 for the same period in 2002. The $477 decrease in the first quarter 2003 compared to 2002 was mainly attributed to a declining interest rate environment that has caused the spreads earned on the loan and investment portfolios to also decline. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank's cost of funds to take advantage of pricing and cash flow opportunities.

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

To assist in identifying and managing potential loan losses, the Corporation maintains a loan review function that regularly evaluates individual credit relationships as well as overall loan-portfolio conditions. One of the primary objectives of this loan review function is to make recommendations to management as to the appropriate level of the loss allowance based on a methodology developed by management and approved by the board of directors. On a monthly basis credit reporting is made through a board level committee.

-------------------------------------------------------------------------------
                                      11.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
-------------------------------------------------------------------------------

The provision for loan and lease losses totaled $333 for the three months ended March 31, 2003, compared to $300 for the same period in 2002. The growth in the provision is reflective of the overall growth in the Corporation's loan portfolio, as well as an increase in net-charge offs between the two periods. These factors were partially offset by a decline in nonperforming loans from $3,387 at December 31, 2002 to $2,877 at March 31, 2003. Net charge-offs for the three months ended March 31, 2003 were $201 compared to net charge-offs of $154 for the same quarter in 2002. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provision in the future as necessary, in the opinion of management, to maintain the provisions for loan and lease losses at an appropriate level.

The allowance for loan and lease losses totaled $4,226, or 1.14% of total loans and leases, at March 31, 2003 compared to $4,094, or 1.10% of total loans and leases, at December 31, 2002. The allowance was 103% of nonperforming loans at March 31, 2003, compared to 115% at December 31, 2002, resulting from the aforementioned decline in nonperforming loans, as well as the effects of charge-offs during the 2003 quarter.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $316, or 23.67%, for the three months ended March 31, 2003, compared to the same period in 2002. The increase was the result of an increase in transactional volume from the Bank's retail products, and due to a large increase in the volume of sales of loans in the secondary market.

Total noninterest expense decreased $189, or 4.45%, for the three months ended March 31, 2003, compared to the same period in 2002. The decrease was primarily the result of decrease in salaries and employee benefits, offset by an increase in professional and legal fees related to shareholder matters.

INCOME TAXES. The change of income tax expense is primarily attributable to the growth in income before income taxes. The provision for income taxes totaled $667, for an effective tax rate of 30.79%, for the three months ended March 31, 2003 and $716, for an effective tax rate of 32.98%, for the three months ended March 31, 2002.

LIQUIDITY

Liquidity is the ability of the Corporation to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the financial strength, asset quality and types of deposit and investment instruments offered by the Corporation to its customers. The Corporation's principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows,
(3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents decreased $3,849, or 11.84%, to $28,654 at March 31, 2003 compared to $32,503 at December 31, 2002. Cash and equivalents represented 5.57% of total assets at March 31, 2003 and 6.22% of total assets at December 31, 2002. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. Management believes the Corporation's liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

-------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
-------------------------------------------------------------------------------

CAPITAL RESOURCES

Total shareholders' equity increased $1,135 between December 31, 2002 and March 31, 2003. The increase was primarily due to period earnings of $1,499 net of a $60 after-tax reduction in accumulated other comprehensive income and the declaration of $375 in dividends.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 13.48% at March 31, 2003, while the Tier 1 risk-based capital ratio was 12.47%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, was 10.05% at March 31, 2003.

IMPACT OF NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections". This Statement eliminates inconsistency between the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions and sale-leaseback transactions. The Corporation does not believe this statement has had or will have a material effect on its financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 is not expected to have a material effect on the Corporation's financial position or results of operations, as the Corporation has no securities that are potentially dilutive.

-------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
-------------------------------------------------------------------------------

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing guarantee. The Corporation has financial letters of credit. Financial letters of credit require the Corporation to make payment in the customer's financial condition deteriorates, as defined in the agreements. FIN NO. 45 requires the Corporation to record an initial liability generally equal to the fees received for these letters of credit, when guaranteeing obligations unless it became probable that the Corporation would have to perform under the guarantee. FIN No. 45 applies prospectively to letters of credit the Corporation issues or modifies subsequent to December 31, 2002. The Corporation adopted FIN No. 45 on January 1, 2003, without material effect on its financial statements.

The Corporation defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 are $2.4 million which expire through March 18, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when variable interest entity was established. The Corporation is currently is currently evaluating the impact of FIN 46 and expects no material effect on its financial statements.

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

The Corporation's 2002 Annual Report includes a table depicting the changes in the Corporation's interest rate risk as of December 31, 2002, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +300 basis

-------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
-------------------------------------------------------------------------------

points in market interest rates. Management believes that no events have occurred since December 31, 2002 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.

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

Item 4.  Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes made in the Corporation's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.







-------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                          Quarter ended March 31, 2003
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

Item 1 -       Legal Proceedings:

               On March 31, 2003, the United States District Court for the Southern District of Ohio (the "Court") entered judgment in favor of the Company and all other defendants in an action (the "Suit") brought by S. Robert Davis ("Davis"). Mr. Davis brought the Suit allegedly as a shareholder derivative action naming the Company, its Board of Directors, the members of the Board of Directors, and the Company's former Chief Executive Officer as defendants. Mr. Davis alleged to have sent correspondence constituting a demand under Ohio law for inspection of the books and records of account of the Company and its subsidiary, The Delaware County Bank and Trust Company, and that defendants did not respond to this correspondence prior to the deadline set forth therein. He alleged that his correspondence was due to inconsistencies in the explanation of what comprises a certain reduction in earnings announced by the Company in a press release issued December 12, 2001. The Court found that Mr. Davis' allegations did not state a cause of action for which the Court has subject matter jurisdiction, and the Suit was dismissed at Mr. Davis' costs in favor of DCB and the other defendants.

Item 2 -       Changes in Securities:
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               There are no matters required to be reported under this item.

Item 4 -       Submission of Matters to a Vote of Security Holders:
               There are no matters required to be reported under this item.


-------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                                   FORM 10-Q
                          Quarter ended March 31, 2003
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------




Item 5 -       Other Information:

               In connection with events disclosed by the Company in a Report on Form 8-K filed with the SEC on April 21, 2003, the Company has rescheduled its annual meeting of shareholders for June 25, 2003 at 4:00 p.m. The record date for shareholders entitled to vote at the meeting has also been changed to May 15, 2003. No change has been made to the location for the annual meeting of shareholders. The Company expects to distribute revised proxy materials for use in connection with the rescheduled annual meeting of shareholders on or around May 23, 2003.

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

               4.                   Instruments Defining the Rights of Security Holders. (See Exhibits 3.1
                                    and 3.2.)

               99.1                 Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

               99.2                 Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

               (a)   Reports on Form 8-K - A report on Form 8-K was filed on February 14, 2003 (report date:
                      2/14/03) - shareholder letter regarding dividend announcement and year-end earnings.

               (b)   Reports on Form 8-K - A report on Form 8-K was filed on February 18, 2003 (report date:
                     2/14/03) -  year end earnings release.

               (c)   Reports on Form 8-K - A report on Form 8-K was filed on March
                     20, 2003 (report date: 3/13/03) - change in Company's certifying accountant.

               (d)   Reports on Form 8-K - A report on Form 8-K was filed on March 31, 2003 (report date:
                     3/13/03) - amendment to the 8-K filed 3/20/03 regarding the change in the Company's certifying accountant.

-------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                                   SIGNATURES

-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DCB FINANCIAL CORP.
                                 --------------------------------------
                                 (Registrant)




Date:  May 12, 2003              /s/ Jeffrey Benton
       ------------              --------------------------------------
                                 (Signature)
                                 Jeffrey Benton
                                 President and Chief Executive Officer




Date:  May 12, 2003              /s/ John A. Ustaszewski
       ------------              -------------------------------------
                                 (Signature)
                                 John A. Ustaszewski
                                 Vice President and Chief Financial Officer







-------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                                 CERTIFICATION

I, Jeffrey Benton, President and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of DCB Financial Corp;

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

Date:  May 12, 2003           /s/ Jeffrey Benton
       ------------           ------------------
                              (Signature)
                              Jeffrey Benton
                              Title:  President and Chief Executive Officer


-------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                                 CERTIFICATION

I, John A. Ustaszewski, Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of DCB Financial Corp;

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

Date:  May 12, 2003          /s/ John A. Ustaszewski
      ------------------    -------------------------
                             (Signature)
                             John A. Ustaszewski
                             Title:  Vice President and Chief Financial Officer


-------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                                INDEX TO EXHIBITS

-------------------------------------------------------------------------------


EXHIBIT
NUMBER          DESCRIPTION                                                            PAGE NUMBER
------          -----------                                                            -----------
   3.1         Amended and Restated Articles of Incorporation of        NA
               DCB Financial Corp. (Incorporated by reference to
               the Registrant's filing on Form S-3 on November
               5, 1996.  File No. 333-15579.)

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

   99.1        Certification  pursuant to 18 U.S.C. 1350, as enacted    Reference is hereby made on page 23.
               Pursuant to section 906 of the Sarbanes-Oxley Act
               of 2002
   99.2        Certification  pursuant to 18 U.S.C. 1350, as enacted    Reference is hereby made on page 24.
               Pursuant to section 906 of the Sarbanes-Oxley Act
               of 2002







-------------------------------------------------------------------------------