Form 10-Q
period 2003-06-30
DCB FINANCIAL CORP
filed 2003-08-14
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2003

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-22387
                                                 -------

                               DCB Financial Corp
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Ohio                                                          31-1469837
-------------------------------------------------               ---------------------------------------------------
          (State or other jurisdiction of                              (I.R.S. Employer Identification Number)
          incorporation or organization)

                 110 Riverbend Avenue, Lewis Center, Ohio 43035
        -----------------------------------------------------------------
                    (Address of principal executive offices)

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

                  Yes       X           No
                        ---------            -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

                  Yes                   No        X
                        ---------            -----------

As of August 4, 2003, the latest practicable date, 3,934,760 shares of the registrant's no par value common stock were issued and outstanding.

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003

--------------------------------------------------------------------------------

                                Table of Contents




PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements                                               Page
                                                                            ----

Consolidated Balance Sheets................................................    3

Consolidated Statements of Income and Comprehensive Income.................    4

Condensed Consolidated Statements of Cash Flows............................    6

Notes to the Consolidated Financial Statements.............................    7


ITEM 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   11


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk........   16


ITEM 4 - Controls and Procedures ..........................................   17


PART II - OTHER INFORMATION................................................   18


SIGNATURES   ..............................................................   20

                               DCB FINANCIAL CORP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

                                                                                      June 30,        December 31,
                                                                                        2003              2002
                                                                                    -------------    --------------
                                                                                     (unaudited)

ASSETS
Cash and due from financial institutions                                            $      28,026    $       28,622
Federal funds sold                                                                          1,285             3,881
                                                                                    -------------    --------------
     Total cash and cash equivalents                                                       29,311            32,503
Securities available for sale                                                              90,531            96,477
Loans held for sale                                                                         3,602             6,442
Loans and leases receivable                                                               388,042           370,581
Less allowance for loan and lease losses                                                   (4,302)           (4,094)
                                                                                    -------------    --------------
     Net loans and leases receivable                                                      383,740           366,487
Premises and equipment, net                                                                11,776            12,615
Investment in unconsolidated affiliates                                                     1,951             1,951
Accrued interest receivable and other assets                                                7,020             6,523
                                                                                    -------------    --------------

         Total assets                                                               $     527,931    $      522,998
                                                                                    =============    ==============

LIABILITIES
Deposits
     Noninterest-bearing                                                            $      82,880    $       73,531
     Interest-bearing                                                                     359,530           365,092
                                                                                    -------------    --------------
         Total deposits                                                                   442,410           438,623
Federal funds purchased and other short-term borrowings                                     2,000             2,000
Federal Home Loan Bank advances                                                            27,568            27,802
Accrued interest payable and other liabilities                                              7,192             2,045
                                                                                    -------------    --------------
         Total liabilities                                                                479,170           470,470

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued at June 30, 2003 and December 31, 2002                            3,780             3,780
Retained earnings                                                                          51,142            49,303
Treasury stock, 338,440 shares at June 30, 2003 and
  104,966 shares at December 31, 2002, at cost                                             (7,616)           (2,152)
Accumulated other comprehensive income                                                      1,455             1,597
                                                                                    -------------    --------------
         Total shareholders' equity                                                        48,761            52,528
                                                                                    -------------    --------------

         Total liabilities and shareholders' equity                                 $     527,931    $      522,998
                                                                                    =============    ==============

--------------------------------------------------------------------------------

              See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------



                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                            ---------------------------------     ---------------------------------
                                                   2003              2002               2003              2002
                                            ---------------    --------------     --------------    ---------------
INTEREST AND DIVIDEND INCOME
     Loans, including fees                  $         5,735    $        6,202     $       11,529    $        12,432
         Taxable securities                             729             1,490              1,562              3,002
         Tax-exempt securities                          163               148                313                287
         Federal funds sold and other                    22                12                 56                 30
                                            ---------------    --------------     --------------    ---------------
              Total interest income                   6,649             7,852             13,460             15,751
INTEREST EXPENSE
     Deposits                                         1,635             2,263              3,478              4,560
     Borrowings                                         224               285                433                642
                                            ---------------    --------------     --------------    ---------------
              Total interest expense                  1,859             2,548              3,911              5,202

NET INTEREST INCOME                                   4,790             5,304              9,549             10,549

Provision for loan and lease losses                     355               500                688                800
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR
         lOAN AND LEASE LOSSES                        4,435             4,804              8,861              9,749

NONINTEREST INCOME
     Service charges                                    787               757              1,476              1,456
     Trust department income                            152               116                307                301
     Net gains on sales of securities                     4                --                 17                 15
     Net gains on sale of real estate                   293                --                293                 --
     Net gains on sale of loans                         391               179                877                380
     Cash management fees                               114               140                241                260
     Data processing servicing fees                     112               110                235                183
     Other                                              178               205                387                348
                                            ---------------    --------------     --------------    ---------------
                                                      2,031             1,507              3,833              2,943
NONINTEREST EXPENSE
     Salaries and other employee benefits             2,141             2,186              4,206              4,376
     Occupancy and equipment                            987             1,049              1,966              1,839
     Professional services                              339               164                410                233
     Advertising                                         65               100                143                198
     Postage, freight and courier                        96               116                169                251
     Supplies                                            63                63                100                134
     State franchise taxes                              121               150                241                283
     Other                                              877               697              1,518              1,421
                                            ---------------    --------------     --------------    ---------------
                                                      4,689             4,525              8,753              8,735
                                            ---------------    --------------     --------------    ---------------

INCOME BEFORE INCOME TAXES                            1,777             1,786              3,941              3,957

Income tax expense                                      569               618              1,235              1,334
                                            ---------------    --------------     --------------    ---------------

NET INCOME                                  $         1,208    $        1,168     $        2,706    $         2,623
                                            ===============    ==============     ==============    ===============


               See notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                                                                              4.

                               DCB FINANCIAL CORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


Net income                                  $         1,208    $        1,168     $        2,706    $         2,623

Less reclassification for realized gains
     on sale of securities included in
     operations, net of tax                              (3)                -                (11)               (10)

Unrealized gains (losses) on securities
     available for sale, net of tax                     (79)              544               (131)               202
                                            ----------------   --------------     ---------------   ---------------

Comprehensive income                        $         1,126    $        1,712     $        2,564    $         2,815
                                            ===============    ==============     ==============    ===============

Basic and diluted earnings
     per common share                       $          0.31    $         0.28     $         0.67    $          0.63
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

                               DCB FINANCIAL CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                        ---------------------------
                                                                                             2003           2002
                                                                                        ------------    -----------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                             $    11,188     $     3,404

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                          (34,055)        (24,560)
         Maturities, principal payments and calls                                            25,056          19,832
         Sales                                                                               14,158           1,081
     Securities held to maturity
         Purchases                                                                                -          (1,321)
         Maturities, principal payments and calls                                                 -           7,902
     Net change in loans                                                                    (17,064)         (9,175)
     Proceeds from sale of real estate                                                          340               -
     Premises and equipment expenditures                                                       (127)           (645)
                                                                                        ------------    -----------
              Net cash flows used in investing activities                                   (11,692)         (6,886)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Net change in deposits                                                                   3,787           6,464
     Net change in federal funds and other short-term borrowings                                  -          (2,174)
     Proceeds from Federal Home Loan Bank advances                                            7,031           7,000
     Repayment of Federal Home Loan Bank advances                                            (7,265)         (2,694)
     Purchase of treasury stock                                                              (5,540)           (201)
     Sale of treasury stock                                                                      67              27
     Cash dividends paid                                                                       (768)           (668)
                                                                                        ------------      ---------
         Net cash provided by (used in) financing activities                                 (2,688)          7,754
                                                                                        ------------    -----------

Increase (decrease) in cash and cash equivalents                                             (3,192)          4,272

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               32,503          17,945
                                                                                        -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    29,311     $    22,217
                                                                                        ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for
     Interest on deposits and borrowings                                                $    3,972      $     5,241
     Income taxes                                                                       $      356      $     2,583


--------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                                                                              6.

                               DCB FINANCIAL CORP
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at June 30, 2003, and its results of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with consolidated financial statements, and notes thereto, of the Corporation for the year ended December 31, 2002, included in its 2002 Annual Report. Refer to the accounting policies of the Corporation described in the notes to consolidated financial statements contained in the Corporation's 2002 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Delaware County Bank and Trust Company (the "Bank"). The financial statements of the Bank include accounts of its wholly-owned subsidiaries, DCB Corporation and 362 Corp. All significant intercompany accounts and transactions have been eliminated in consolidation. Management considers the Corporation to operate in one segment, banking.

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

Earnings per common share is net income divided by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding was 3,966,049 and 4,066,646 for the three and six months ended June 30, 2003. The weighted average number of common shares outstanding was 4,172,294 and 4,175,231 for the three and six months ended June 30, 2002. The Corporation had no potentially dilutive securities during the three and six month periods ending June 30, 2003 and 2002.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements contained in the Corporation's 2002 Annual Report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

--------------------------------------------------------------------------------
                                                                              7.

                               DCB FINANCIAL CORP
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities available for sale were as follows:


                                                                         Gross        Gross        Estimated
                                                          Amortized   Unrealized   Unrealized        Fair
                                                            Cost         Gains       Losses          Value
                                                            ----         -----       ------          -----

                                                        --------------------June 30, 2003-----------------

     U.S. government agencies                           $   27,677    $      578   $        -   $   28,255
     Corporate bonds                                           235            23            -          258
     States and political subdivisions                      18,472           831          (23)      19,280
     Mortgage-backed and related securities                 39,560           812          (34)      40,338
                                                        ----------    ----------   -----------  ----------
              Total debt securities                         85,944         2,244          (57)      88,131

     Other securities                                        2,383            17            -        2,400
                                                        ----------    ----------   ----------   ----------

     Total securities available for sale                $   88,327    $    2,261   $      (57)  $   90,531
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
                                                        ==========    ==========   ===========  ==========



--------------------------------------------------------------------------------
                                                                              8.

                              DCB FINANICIAL CORP
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

At June 30, 2003, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at June 30, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                                     Available for sale
                                                   -----------------------
                                                    Amortized      Fair
                                                       Cost       Value
                                                   ----------   ----------

Due in one year or less                            $    2,349   $    2,395
Due from one to five years                              3,334        3,508
Due from five to ten years                             23,227       23,700
Due after ten years                                    17,474       18,190
Mortgage-backed and related securities                 39,560       40,338
                                                   ----------   ----------

                                                   $   85,944   $   88,131
                                                   ==========   ==========


--------------------------------------------------------------------------------
                                                                              9.

                               DCB FINANCIAL CORP
            NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

-------------------------------------------------------------------------------


NOTE 3 - LOANS AND LEASES RECEIVABLE

Loans and leases receivable were as follows:

                                                                                   June 30,       December 31,
                                                                                     2003             2002
                                                                                 -----------    ------------

         Commercial and industrial                                               $    52,170    $     45,543
         Commercial real estate                                                      145,515         144,646
         Residential real estate and home equity                                      97,369          87,548
         Real estate construction and land development                                38,293          37,603
         Consumer and credit card                                                     48,773          48,409
         Lease financing, net                                                          5,219           6,412
                                                                                 -----------    ------------
                                                                                     387,339         370,161
         Add (deduct):  Net deferred loan origination costs                            1,221           1,132
                        Unearned income on leases                                       (518)           (712)
                                                                                 ------------   ------------

              Total loans and leases receivable                                  $   388,042    $    370,581
                                                                                 ============   ============



NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                                                            Three months ended              Six months ended
                                                                 June 30,                       June 30,
                                                     -----------------------------    -----------------------------
                                                          2003            2002             2003            2002
                                                     ------------     ------------    ------------     ------------

     Beginning balance                               $      4,226     $      3,742    $      4,094     $      3,596
     Provision for loan losses                                355              500             688              800
     Loans charged off                                       (297)            (476)           (554)            (668)
     Recoveries                                                18               27              74               65
                                                     ------------     ------------    ------------     ------------
     Balance - June 30                               $      4,302     $      3,793    $      4,302     $      3,793
                                                     ============     ============    ============     ============


Nonperforming loans were as follows:

                                                                          June 30,          December 31,
                                                                            2003               2002
                                                                     ----------------    -----------------

Loans past due 90 days or more and still accruing                    $          1,426    $             187
Nonaccrual loans                                                                2,850                3,387

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses         $              -    $             464
Period-end loans with allocated allowance for loan losses                       2,413                3,735
                                                                     ----------------    -----------------
     Total                                                           $          2,413    $           4,199
                                                                     ================    =================

Amount of the allowance for loan losses allocated                    $            930    $           1,088
                                                                     ================    =================

Average of impaired loans during the period                          $          3,551    $           5,204
                                                                     ================    =================

--------------------------------------------------------------------------------
                                                                             10.

                              DCB FINANICIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           and Results of Operations
           -------------------------

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp. (the "Corporation") at June 30, 2003 compared to December 31, 2002, and the consolidated results of operations for the three and six months ended June 30, 2003 compared to the same periods in 2002. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.


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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $527,931 at June 30, 2003, compared to $522,998 at December 31, 2002, an increase of $4,933, or .94%. The increase in assets was primarily the result of an increase in loans and leases receivable during the period, partially offset by a decrease in investment securities. Cash and cash equivalents decreased $3,192 from December 31, 2002 to June 30, 2003.

--------------------------------------------------------------------------------
                                                                             11.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


Total securities decreased $5,946, or 6.16%, from $96,477 at December 31, 2002 to $90,531 at June 30, 2003. The decrease was the result of the proceeds from sales, maturities, calls and principal repayments not being reinvested in order to fund loan growth. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities classified as available for sale at June 30, 2003 totaled $90,531, or 100% of the total securities portfolio. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed and related securities portfolio, at fair value totaling $40,338 at June 30, 2003, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. The Corporation held no derivative securities or structured notes during any period presented.

Total loan and lease receivables increased by $17,461, or 4.71%, from $370,581 at December 31, 2002 to $388,042 at June 30, 2003. The increase is attributed mainly to the continued growth of commercial and residential real estate loans. Other loan categories in which the Corporation participates, commercial, industrial, and consumer financing, remained relatively stable or experienced small declines in loans outstanding. The Bank's local market continues to experience increases in the amount of commercial real estate development activity. The Bank has no significant loan concentration in any one industry.

Total deposits increased $3,787, or .86%, from $438,623 at December 31, 2002 to $442,410 at June 30, 2003. Noninterest-bearing deposits increased $9,349, or 12.71%, partially offset by interest-bearing deposits decreasing $5,562, or 1.52%. During the second quarter of 2003, the Corporation began offering free checking accounts to its customers which do not pay interest, which accounts for the change in the makeup of the deposit accounts. Lastly, the decrease in interest-bearing deposits was primarily in the Corporation's "Bank Investment" deposit accounts, which offers a variable interest rate tied to the 3 Month Treasury Bill. The Corporation replaced this product with other deposit account options.

During 2003, the Board entered into an agreement with certain shareholders (the "shareholder group") whereby the Corporation acquired 237,274 of its common shares at an approximate total cost of $6,135 including approximately $427 of legal and other pre-tax period costs charged to operations. Pursuant to the agreement, the shareholder group also withdrew from a proxy contest and agreed to withdraw now and in the future from offering various proposals to change control of the Corporation through sale or otherwise. The Corporation recorded the acquired treasury shares at fair value.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 2003 AND JUNE 30, 2002

NET INCOME. Net income for the three months ended June 30, 2003 totaled $1,208, compared to net income of $1,168 for the same period in 2002. Earnings per share was $.31 for the three months ended June 30, 2003 compared to $.28 for the three months ended June 30, 2002. This increase in net income is mainly attributed to increased non-interest income and a decline in the provision for loan losses, partially offset by a decline in net interest margin.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.

--------------------------------------------------------------------------------
                                                                             12.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

Net interest income was $4,790 for the three months ended June 30, 2003, compared to $5,304 for the same period in 2002. The $514 decrease in the second quarter 2003 compared to 2002 was mainly attributed to a declining interest rate environment which caused the yields on the loan and investment portfolios to decline more than funding costs. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank's cost of funds to take advantage of pricing and cash flow opportunities.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management's assessment of the losses inherent in the Corporation's loan portfolio. All lending activity contains associated risks of loss which the Corporation recognizes as a necessary element of its business activity.

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

The provision for loan and lease losses totaled $355 for the three months ended June 30, 2003, compared to $500 for the same period in 2002. The decrease in the provision was due to a decrease in net charge-offs partially offset by continued growth in the loan portfolio. Net charge-offs for the three months ended June 30, 2003 were $279 compared to net charge-offs of $449 for the same quarter in 2002. The charge offs in the second quarter mainly consisted of personal loans, and four commercial loans. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the provisions for loan and lease losses at an appropriate level. At June 30, 2003, management believes that all known and inherent losses in the loan and lease portfolio have been provided.

The allowance for loan and lease losses totaled $4,302, or 1.11% of total loans and leases, at June 30, 2003 compared to $4,094, or 1.10% of total loans and leases, at December 31, 2002. The allowance was 101% of nonperforming loans at June 30, 2003, a decline from 115% at December 31, 2002, resulting from a decline in non-accrual loans offset by an increase in loans greater than 90 days delinquent and still accruing.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $524, or 34.77%, for the three months ended June 30, 2003, compared to the same period in 2002. The increase was the result of an increase in transactional volume from the Bank's retail products, gain on the sale of property, and due to a large increase in the volume of loans sold in the secondary market. During the quarter the Corporation sold land, originally purchased for branch expansion, since the site no longer met the Bank's geographic requirements of its long-term strategy.

Total noninterest expense increased $164, or 3.62%, for the three months ended June 30, 2003, compared to the same period in 2002. The increase was primarily the result of an increase in professional and legal fees related to shareholder matters offset by decreases in various noninterest expenses. During the period, the Corporation expressed a slight decline in salary and benefits expense as it introduced efficiency standards within the organization.

INCOME TAXES. The provision for income taxes totaled $569, for an effective tax rate of 32.02%, for the three months ended June 30, 2003 and $618, for an effective tax rate of 34.60%, for the three months ended June 30, 2002. The decline in the effective tax rate is attributed to an increase in tax exempt revenue derived from tax-exempt securities and the earnings on bank-owned life insurance.


--------------------------------------------------------------------------------
                                                                             13.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
ENDED JUNE 30, 2003 AND JUNE 30, 2002

NET INCOME. Net income for the six months ended June 30, 2003 totaled $2,706, compared to net income of $2,623 for the same period in 2002. Earnings per share was $.67 for the six months ended June 30, 2003 compared to $.63 for the six months ended June 30, 2002. The increase in earnings per share is a result of increased income coupled with a decrease in outstanding shares.


NET INTEREST INCOME. Net interest income was $9,549 for the six months ended June 30, 2003, compared to $10,549 for the same period in 2002. The $1,000 decrease for the six months ended June 30, 2003, compared to the same period in 2002 was mainly attributed to a declining interest rate environment that has caused the spreads earned on the loan and investment portfolios to decline.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $688 for the six months ended June 30, 2003, compared to $800 for the same period in 2002. The decrease in the provision was due to a decrease in net charge-offs and a decline in nonaccrual loans, partially offset by continued growth in the loan portfolio. Nonaccrual loans decreased from $3,387 at December 31, 2002 to $2,850 at June 30, 2003. Net charge-offs for the six months ended June 30, 2003 were $480 compared to net charge-offs of $603 for the same period in 2002. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future, as necessary, in the opinion of management, to maintain the provisions for loan and lease losses at an appropriate level. The charge offs for 2003 mainly consisted of personal loans and the many charges from commercial loans that defaulted in 2002 but have now completed workout activities.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $890, or 30.24%, for the six months ended June 30, 2003, compared to the same period in 2002. The increase was the result of an increase in transactional volume from the Bank's retail products, gain on the sale of real estate, and a large increase in the volume of secondary market loan sales. The increase in secondary market activity generally reflects management's preference to avoid fixed-interest rate risk in the current loan rate environment.

Total noninterest expense increased $18, or .21%, for the six months ended June 30, 2003, compared to the same period in 2002. The increase was primarily the result of an increase in professional and legal fees related to shareholder matters offset by declines salaries and benefits.

INCOME TAXES. The provision for income taxes totaled $1,235, for an effective tax rate of 31.34%, for the six months ended June 30, 2003 and $1,334, for an effective tax rate of 33.71%, for the six months ended June 30, 2002. The decline in the effective tax rate is attributed to an increase in tax-exempt revenue derived from tax exempt securities and the earnings on bank owned life insurance.


LIQUIDITY

Liquidity is the ability of the Corporation to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the financial strength, asset quality and


--------------------------------------------------------------------------------
                                                                             14.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


types of deposit and investment instruments offered by the Corporation to its customers. The Corporation's principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program. The Corporation's liquidity requirements are reported to and closely monitored by the ALCO Committee, which ensures the strategic liquidity plan is being closely followed.

Cash and cash equivalents decreased $3,192, or 9.82%, to $29,311 at June 30, 2003 compared to $32,503 at December 31, 2002. Cash and equivalents represented 5.55% of total assets at June 30, 2003 and 6.22% of total assets at December 31, 2002. The Corporation has the ability to borrow funds at the holding company and through its banking subsidiary. DCB Financial has a $7.5 million revolving line of credit through a local institution priced at competitive market rates. The Bank has the ability to borrow through the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the need arise to supplement its future liquidity needs. Management believes the Corporation's liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.


CAPITAL RESOURCES

Total shareholders' equity decreased $3,767 between December 31, 2002 and June 30, 2003. The reduction was primarily due to the Corporation's purchase of treasury shares at a recorded fair value of $5,540, a $142 after-tax reduction in accumulated other comprehensive income and the declaration of $868 in dividends, all of which were partially offset by period earnings of $2,706.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 11.87% at June 30, 2003, while the Tier 1 risk-based capital ratio was 10.88%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, was 9.09% at June 30, 2003.

IMPACT OF NEW ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (the FASB) issued FASB Interpretation ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing guarantee. The Corporation has financial letters of credit. Financial letters of credit require the Corporation to make payment in the customer's financial condition deteriorates, as defined in the agreements. FIN No. 45 requires the Corporation to record an initial liability generally equal to the fees received for these letters of credit, when guaranteeing obligations unless it becomes probable that the Corporation would have to perform under the


--------------------------------------------------------------------------------
                                                                             15.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

guarantee. FIN No. 45 applies prospectively to letters of credit the Corporation issues or modifies subsequent to December 31, 2002. The Corporation adopted FIN No. 45 on January 1, 2003, without material effect on its financial statements.

The Corporation defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2003 are $2.4 million which expire through March 18, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when variable interest entity was established. The Corporation is currently evaluating the impact of FIN 46 and expects no material effect on its financial statements.




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

The Corporation's 2002 Annual Report includes a table depicting the changes in the Corporation's interest rate risk as of December 31, 2002, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +300 basis points in market interest rates. Management believes that no events have occurred since December 31, 2002 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.


--------------------------------------------------------------------------------
                                                                             16.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


The Corporation's NPV is more sensitive to rising rates than declining rates. From an overall perspective, such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Corporation has fixed-rate loans in its loan portfolio, the amount of interest the Corporation would receive on its loans would increase relatively slowly as loans are slowly repaid and new loans at higher rates are made. Moreover, the interest the Corporation would pay on its deposits would increase rapidly because the Corporation's deposits generally have shorter periods for repricing. Additional consideration should also be given to today's current interest rate levels. Most deposit products are within 100 basis points of zero percent and other products within 200 basis points. Should rates continue to decline, fewer liabilities could be repriced down to offset potentially lower yields on loans. Thus decreases could also impact future earnings and the Corporation's NPV.

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


Item 4.  Controls and Procedures
--------------------------------

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

--------------------------------------------------------------------------------
                                                                             17.

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                           Quarter ended June 30, 2003
                           PART II - OTHER INFORMATION

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

Item 4 -       Submission of Matters to a Vote of Security Holders:
               There were no matters submitted to a vote of the security holders during the period covered by this report.

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

               4.                   Instruments Defining the Rights of Security Holders. (See Exhibits 3.1
                                    and 3.2.)

               31.1                 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

               31.2                 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

               32.1                 Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

               32.2                 Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


--------------------------------------------------------------------------------
                                                                             18.

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                           Quarter ended June 30, 2003
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------



     (a) Reports on Form 8-K - A report on Form 8-K/A was filed on April 4, 2003 (report date: 3/13/03) - amend current report, items 4 and 7, change in the Corporation's certifying accountant.

     (b) Reports on Form 8-K - A report on Form 8-K was filed on April 21, 2003 (report date: 4/18/03) - purchase and standstill agreement.

     (c) Reports on Form 8-K - A report on Form 8-K was filed on April 28, 2003 (report date: 4/28/03) - first quarter 2003 earnings release.


--------------------------------------------------------------------------------
                                                                             19.

                               DCB FINANCIAL CORP
                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DCB FINANCIAL CORP.
                                -----------------------------------------------
                                (Registrant)




Date:   August 4, 2003          /s/ Jeffrey Benton
       ---------------          -----------------------------------------------
                                (Signature)
                                Jeffrey T. Benton
                                President and Chief Executive Officer




Date:  August 4, 2003           /s/ John A. Ustaszewski
       --------------           -----------------------------------------------
                                (Signature)
                                John A. Ustaszewski
                                Vice President and Chief Financial Officer



--------------------------------------------------------------------------------
                                                                             20.

                               DCB FINANCIAL CORP
                                INDEX TO EXHIBITS

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

   31.1        Certification of Chief Executive Officer pursuant        Page 22
               to section 302 of the Sarbanes-Oxley Act of 2002

   31.2        Certification of Chief Financial Officer pursuant to     Page 23
               section 302 of the Sarbanes-Oxley Act of 2002

   32.1        Certification  pursuant to 18 U.S.C. 1350, as enacted    Page 24
               Pursuant to section 906 of the Sarbanes-Oxley Act
               of 2002

   32.2        Certification  pursuant to 18 U.S.C. 1350, as enacted    Page 25
               Pursuant to section 906 of the Sarbanes-Oxley Act
               of 2002



--------------------------------------------------------------------------------
                                                                             21.