Form 10-Q
period 2003-09-30
DCB FINANCIAL CORP
filed 2003-11-14
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2003

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number:0-22387


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

                           Yes            No  X


As of November 7, 2003, the latest practicable date, 3,934,760 shares of the registrant's no par value common stock were issued and outstanding.

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


                                Table of Contents




PART I -- FINANCIAL INFORMATION


ITEM 1 -- Financial Statements                                              Page
                                                                            ----

Consolidated Balance Sheets.................................................  3

Consolidated Statements of Income and Comprehensive Income..................  4

Consolidated Statements of Comprehensive Income.............................  5

Condensed Consolidated Statements of Cash Flows.............................  6

Notes to the Condensed Consolidated Financial Statements....................  7


ITEM 2 -- Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 11


ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk........ 16


ITEM 4 -- Controls and Procedures........................................... 17


PART II -- OTHER INFORMATION................................................ 19


SIGNATURES.................................................................. 22

                               DCB FINANCIAL CORP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

Item 1.  Financial Statements

                                                                        September 30,  December 31,
                                                                             2003             2002
                                                                        -----------    -----------
                                                                         (unaudited)

ASSETS
Cash and due from financial institutions                                $    17,243    $    28,622
Federal funds sold                                                           27,967          3,881
                                                                        -----------    -----------
  Total cash and cash equivalents                                            45,210         32,503
Securities available for sale                                                90,380         96,477
Loans held for sale                                                             239          6,442
Loans and leases receivable                                                 395,066        370,581
Less allowance for loan and lease losses                                     (4,255)        (4,094)
                                                                        -----------    -----------
  Net loans and leases receivable                                           390,811        366,487
Premises and equipment, net                                                  11,427         12,615
Investment in unconsolidated affiliates                                       1,951          1,951
Accrued interest receivable and other assets                                  6,229          6,523
                                                                        -----------    -----------
    Total assets                                                        $   546,247    $   522,998
                                                                        ===========    ===========

LIABILITIES
Deposits
  Noninterest-bearing                                                   $    73,712    $    73,531
  Interest-bearing                                                          370,960        365,092
                                                                        -----------    -----------
    Total deposits                                                          444,672        438,623
Federal funds purchased and other short-term borrowings                         680          2,000
Federal Home Loan Bank advances                                              45,240         27,802
Accrued interest payable and other liabilities                                6,815          2,045
                                                                        -----------    -----------
    Total liabilities                                                       497,407        470,470

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
 4,273,200 shares issued at September 30, 2003 and December 31, 2002          3,780          3,780
Retained earnings                                                            51,862         49,303
Treasury stock, 338,440 shares at September 30, 2003 and
 104,966 shares at December 31, 2002, at cost                                (7,621)        (2,152)
Accumulated other comprehensive income                                          819          1,597
                                                                        -----------    -----------
    Total shareholders' equity                                               48,840         52,528
                                                                        -----------    -----------

    Total liabilities and shareholders' equity                          $   546,247    $   522,998
                                                                        ===========    ===========



              See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                            Three Months Ended      Nine Months Ended
                                                September 30,         September 30,
                                            ------------------     -------------------
                                             2003        2002       2003         2002
                                            ------     -------     -------     -------
INTEREST AND DIVIDEND INCOME
  Loans, including fees                     $5,735     $ 6,263     $17,264     $18,695
  Taxable securities                           640       1,309       2,202       4,311
  Tax-exempt securities                        180         156         493         443
  Federal funds sold and other                  47          11         102          41
                                            ------     -------     -------     -------
    Total interest income                    6,602       7,739      20,061      23,490
INTEREST EXPENSE
  Deposits                                   1,731       2,215       5,210       6,775
  Borrowings                                   372         333         832         975
                                            ------     -------     -------     -------
    Total interest expense                   2,103       2,548       6,042       7,750

NET INTEREST INCOME                          4,499       5,191      14,019      15,740

Provision for loan and lease losses            375         900       1,063       1,700
                                            ------     -------     -------     -------

NET INTEREST INCOME AFTER PROVISION FOR
 LOAN AND LEASE LOSSES                       4,124       4,291      12,956      14,040

NONINTEREST INCOME
  Service charges                              825         782       2,301       2,238
  Trust department income                      163         118         470         419
  Net gains on sales of securities              29          11          46          26
  Net gains on sale of real estate              --          --         293          --
  Net gains on sale of loans                   103         242         980         622
  Cash management fees                         156         122         397         382
  Data processing servicing fees                75         100         311         283
  Other                                        203         170         591         517
                                            ------     -------     -------     -------
                                             1,554       1,545       5,389       4,487
NONINTEREST EXPENSE
  Salaries and other employee benefits       1,936       2,187       6,142       6,563
  Occupancy and equipment                    1,052       1,026       2,997       2,865
  Professional services                        114         182         515         415
  Advertising                                   92         103         236         301
  Postage, freight and courier                  94         108         263         359
  Supplies                                      62          87         162         221
  State franchise taxes                        121         156         363         439
  Other                                        726         847       2,245       2,267
                                            ------     -------     -------     -------
                                             4,197       4,696      12,923      13,430
                                            ------     -------     -------     -------

INCOME BEFORE INCOME TAXES                   1,481       1,140       5,422       5,097

Income tax expense                             469         383       1,704       1,717
                                            ------     -------     -------     -------

NET INCOME                                  $1,012     $   757     $ 3,718     $ 3,380
                                            ======     =======     =======     =======


Basic and diluted earnings                  $ 0.26     $  0.18     $  0.93     $  0.81
 per common share                           ======     =======     =======     =======

              See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                  Three Months Ended       Nine Months Ended
                                                     September 30,            September 30,
                                                --------------------      --------------------
                                                  2003         2002         2003         2002
                                                -------      -------      -------      -------
Net income                                      $ 1,012      $   757      $ 3,718      $ 3,380

Less reclassification for realized gains on
  sale of securities included in operations,
  net of tax                                        (19)          (7)         (30)         (17)

Unrealized gains (losses) on securities
  available for sale, net of tax                   (617)       1,032         (748)       1,234
                                                -------      -------      -------      -------

Comprehensive income                            $   376      $ 1,782      $ 2,940      $ 4,597
                                                =======      =======      =======      =======



               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                    Nine Months Ended
                                                                      September 30,
                                                                ----------------------
                                                                  2003           2002
                                                                --------      --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                     $ 17,447      $  3,825

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Securities available for sale
    Purchases                                                    (57,866)      (13,695)
    Maturities, principal payments and calls                      38,730        13,793
    Sales                                                         23,163         4,169
  Securities held to maturity
    Purchases                                                         --        (1,237)
    Maturities, principal payments and calls                          --         7,736
    Sales                                                             --           809
  Net change in loans                                            (24,407)      (14,654)
  Proceeds from sale of real estate                                  340            --
  Premises and equipment expenditures                               (229)       (1,817)
                                                                --------      --------
           Net cash flows used in investing activities           (20,269)       (4,896)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Net change in deposits                                           6,049         4,719
  Net change in federal funds and other short-term borrowings     (1,320)       (2,173)
  Proceeds from Federal Home Loan Bank advances                   32,657        12,000
  Repayment of Federal Home Loan Bank advances                   (15,219)       (2,793)
  Purchase of treasury stock, net                                 (5,473)         (201)
  Cash dividends paid                                             (1,165)       (1,016)
                                                                --------      --------
    Net cash provided by financing activities                     15,529        10,536
                                                                --------      --------

Increase in cash and cash equivalents                             12,707         9,465

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  32,503        17,945
                                                                --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 45,210      $ 27,410
                                                                ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for
    Interest on deposits and borrowings                         $  5,986      $  7,780
    Income taxes                                                $    712      $  2,583



              See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at September 30, 2003, and its results of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with consolidated financial statements, and notes thereto, of the Corporation for the year ended December 31, 2002, included in its 2002 Annual Report. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation's 2002 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Delaware County Bank and Trust Company (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. Management considers the Corporation to operate within one business segment, banking.

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

Earnings per common share is net income divided by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding was 3,934,760 and 4,022,201 for the three and nine months ended September 30, 2003. The weighted average number of common shares outstanding was 4,168,234 and 4,172,872 for the three and nine months ended September 30, 2002. The Corporation had no potentially dilutive securities during the three and nine month periods ending September 30, 2003 and 2002.

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


NOTE 2 -- SECURITIES

The amortized cost and estimated fair values of securities available for sale were as follows:

                                                        Gross      Gross    Estimated
                                         Amortized   Unrealized  Unrealized   Fair
                                            Cost        Gains       Losses    Value
                                         ---------   ----------  ---------- ---------
                                                       September 30, 2003
U.S. government agencies                   $27,781     $  330     $ (60)     $28,051
Corporate bonds                                235         11        (1)         245
States and political subdivisions           20,417        566      (132)      20,851
Mortgage-backed and related securities      38,301        723      (215)      38,809
                                           -------     ------     -----      -------
    Total debt securities                   86,734      1,630      (408)      87,956

Other securities                             2,406         18        --        2,424
                                           -------     ------     -----      -------
Total securities available for sale        $89,140     $1,648     $(408)     $90,380
                                           =======     ======     =====      =======


                                                        Gross      Gross    Estimated
                                         Amortized   Unrealized  Unrealized   Fair
                                            Cost        Gains       Losses     Value
                                         ---------   ----------  ---------- ---------
                                                       December 31, 2002
U.S. government agencies                   $29,263     $  735     $ (3)     $29,995
States and political subdivisions           14,041        390       (6)      14,425
Corporate bonds                                236         11       --          247
Mortgage-backed and related securities      48,177      1,291      (20)      49,448
                                           -------     ------     -----      -------
    Total debt securities                   91,717      2,427      (29)      94,115

Other securities                             2,341         31      (10)       2,362
                                           -------     ------     -----      -------

Total securities available for sale        $94,058     $2,458     $(39)     $96,477
                                           =======     ======     ====      =======

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

At September 30, 2003, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at September 30, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                               Available for sale
                                           -----------------------
                                             Amortized    Fair
                                                Cost      Value
                                           ----------- -----------
Due in one year or less                       $ 2,405    $ 2,450
Due from one to five years                      4,010      4,124
Due from five to ten years                     21,727     21,913
Due after ten years                            20,291     20,660
Mortgage-backed and related securities         38,301     38,809
                                              -------    -------
                                              $86,734    $87,956
                                              =======    =======

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)


NOTE 3 - LOANS AND LEASES RECEIVABLE

Loans and leases receivable were as follows:

                                                        September 30,    December 31,
                                                            2003             2002
                                                        ------------     -----------
Commercial and industrial                               $    56,100      $    45,543
Commercial real estate                                      141,553          144,646
Residential real estate and home equity                     112,678           87,548
Real estate construction and land development                32,630           37,603
Consumer and credit card                                     46,830           48,409
Lease financing, net                                          4,493            6,412
                                                        ------------     -----------
                                                            394,284          370,161
Add (deduct): Net deferred loan origination costs             1,176            1,132
              Unearned income on leases                        (394)            (712)
                                                        ------------     -----------
    Total loans and leases receivable                   $   395,066      $   370,581
                                                        ============     ===========


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                                   Three months ended             Nine months ended
                                      September 30,                  September 30,
                                ----------------------        ----------------------
                                  2003           2002            2003          2002
                                -------        -------        -------        -------
Beginning balance               $ 4,302        $ 3,793        $ 4,094        $ 3,596
Provision for loan losses           375            900          1,063          1,700
Loans charged off                  (482)        (1,401)        (1,035)        (2,069)
Recoveries                           60             38            133            103
                                -------        -------        -------        -------
Balance -- September 30         $ 4,255        $ 3,330        $ 4,255        $ 3,330
                                =======        =======        =======        =======


Nonperforming loans were as follows:

                                                                September 30, December 31,
                                                                    2003         2002
                                                                ------------  -----------
Loans past due 90 days or more and still accruing                 $  980        $  187
Nonaccrual loans                                                   2,480         3,387

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses       $   --       $  464
Period-end loans with allocated allowance for loan losses           2,193        3,735
                                                                   ------       ------

    Total                                                          $2,193       $4,199
                                                                   ======       ======

Amount of the allowance for loan losses allocated                  $  797       $1,088
                                                                   ======       ======

Average of impaired loans during the period                        $3,134       $5,204
                                                                   ======       ======

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp. (the "Corporation") at September 30, 2003 compared to December 31, 2002, and the consolidated results of operations for the three and nine months ended September 30, 2003 compared to the same periods in 2002. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.


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


ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $546,247 at September 30, 2003, compared to $522,998 at December 31, 2002, an increase of $23,249, or 4.45%. The increase in assets was primarily the results of an increase in loans and leases receivable and the Corporation's cash and cash equivalents position during the period, partially offset by a decrease in investment securities. Cash and cash equivalents increased $12,707 from December 31, 2002 to September 30, 2003.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


Total securities decreased $6,097, or 6.32%, from $96,477 at December 31, 2002 to $90,380 at September 30, 2003. The decrease was the result of the proceeds from sales, maturities, calls and principal repayments not being reinvested in order to fund loan growth. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities classified as available for sale at September 30, 2003 totaled $90,380, or 100% of the total securities portfolio. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed and related securities portfolio, at fair value totaling $38,809 at September 30, 2003, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. The Corporation held no derivative securities or structured notes during any period presented.

Total loan and lease receivables increased by $24,485, or 6.61%, from $370,581 at December 31, 2002 to $395,066 at September 30, 2003. The increase is attributed mainly to the growth of residential real estate loans. During the quarter management began sustaining a higher percentage of originated loans in its portfolio, instead of selling in the secondary market. Other loan categories in which the Corporation participates, commercial, industrial, and consumer financing, remained relatively stable or experienced small declines in loans outstanding. The Bank's local market continues to experience increases in the amount of commercial real estate development activity. The Bank has no significant loan concentration in any one industry.

Total deposits increased $6,049, or 1.38%, from $438,623 at December 31, 2002 to $444,672 at September 30, 2003. The increase in deposits is primarily attributed to noninterest-bearing deposits increasing $181, or .25%, and by interest-bearing deposits increasing $5,868, or 1.61%. The increase in interest-bearing deposits was primarily in the Corporation's new platinum savings plus money market account. This account was to offer a stronger line up of corporate products, and as an alternative to the prime time account. Additionally, the organization has increased its borrowing in FHLB loans to augment the deposit base in order to fund continued loan growth.

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


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NET INCOME. Net income for the three months ended September 30, 2003 totaled $1,012, compared to net income of $757 for the same period in 2002. Earnings per share was $.26 for the three months ended September 30, 2003 compared to $.18 for the three months ended September 30, 2002. This increase in net income is mainly attributed to increased non-interest income coupled with declines in noninterest expense and the provision for loan losses, partially offset by a decline in net interest income.

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

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


Net interest income was $4,499 for the three months ended September 30, 2003, compared to $5,191 for the same period in 2002. The $692 decrease in the third quarter 2003 compared to 2002 was mainly attributed to a declining interest rate environment, which caused the yields on the loan and investment portfolios to decline more than funding costs. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank's cost of funds to take advantage of pricing and cash flow opportunities. PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management's assessment of the losses inherent in the Corporation's loan portfolio. All lending activity contains associated risks of loss, which the Corporation recognizes as a necessary element of its business activity.

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

The provision for loan and lease losses totaled $375 for the three months ended September 30, 2003, compared to $900 for the same period in 2002. The decrease in the provision was mainly due to a decrease in net charge-offs compared to the prior year quarter. Net charge-offs for the three months ended September 30, 2003 were $422 compared to net charge-offs of $1,363 for the same quarter in 2002. The charge offs in the third quarter 2003 consisted of a normalized flow of uncollectiable credits. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the provisions for loan and lease losses at an appropriate level. At September 30, 2003, management believes that all known and inherent losses in the loan and lease portfolio have been provided.

The allowance for loan and lease losses totaled $4,255, or 1.08% of total loans and leases, at September 30, 2003 compared to $4,094, or 1.10% of total loans and leases, at December 31, 2002. The allowance was 123% of nonperforming loans at September 30, 2003, an increase from 115% at December 31, 2002, resulting from a decline in non-accrual loans offset by an increase in loans greater than 90 days delinquent and still accruing.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $9, or .58%, for the three months ended September 30, 2003, compared to the same period in 2002. The slight increase was the result of an increase in transactional volume from the Bank's retail products, offset by a decline in the volume of loans sold in the secondary market, which is mainly attributed to the loans sustained in the portfolio. A continued decline in mortgage activities reduced opportunities in the secondary market.

Total noninterest expense decreased $499, or 10.63%, for the three months ended September 30, 2003, compared to the same period in 2002. The decrease was primarily the result of a decrease in professional and legal fees related to shareholder matters and a decreases in various noninterest expenses. During 2003, the Corporation also began introducing various salary and benefit expense reductions. The results of these initiatives was the reduction of overall organization headcount reflected in a reduction of $251 thousand in salaries and other employment benefits for the three months ended September 30, 2003.

INCOME TAXES. The provision for income taxes totaled $469, for an effective tax rate of 31.67%, for the three months ended September 30, 2003 and $383, for an effective tax rate of 33.60%, for the three months ended September 30, 2002. The decline in the effective tax rate is attributed to an increase in tax exempt revenue derived from tax-exempt securities and the earnings on bank-owned life insurance.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002


NET INCOME. Net income for the nine months ended September 30, 2003 totaled $3,718, compared to net income of $3,380 for the same period in 2002. Earnings per share was $.93 for the nine months ended September 30, 2003 compared to $.81 for the nine months ended September 30, 2002. The increase in earnings per share is a result of increased income coupled with a decrease in outstanding shares.

NET INTEREST INCOME. Net interest income was $14,019 for the nine months ended September 30, 2003, compared to $15,740 for the same period in 2002. The $1,721 decrease for the nine months ended September 30, 2003, compared to the same period in 2002 was mainly attributed to a declining interest rate environment that has caused the spreads earned on the loan and investment portfolios to decline. Also, during the third quarter, the Corporation introduced a new platinum savings plus money market account. During the introductory period, which encompassed the entire third quarter, a higher introductory rate was offered as a means of attracting additional deposits. This further reduced net interest income. This introductory period will end during the fourth quarter 2003.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $1,063 for the nine months ended September 30, 2003, compared to $1,700 for the same period in 2002. The decrease in the provision was due to a decrease in net charge-offs and a decline in nonaccrual loans, partially offset by continued growth in the loan portfolio. Nonaccrual loans decreased from $3,387 at December 31, 2002 to $2,480 at September 30, 2003. Net charge-offs for the nine months ended September 30, 2003 were $902 compared to net charge-offs of $1,966 for the same period in 2002. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future, as necessary, in the opinion of management, to maintain the provisions for loan and lease losses at an appropriate level. The charge offs for 2003 mainly consisted of personal loans, but also included charges from defaulted commercial loans that have now completed workout activities.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $902, or 20.10%, for the nine months ended September 30, 2003, compared to the same period in 2002. The increase was the result of an increase in transactional volume from the Bank's retail products, gain on the sale of real estate, and a large increase in the volume of secondary market loan sales compared to the prior year. The increase in secondary market activity generally reflects management's preference to avoid fixed-interest rate risk in the current loan rate environment.

Total noninterest expense decreased $507, or 3.78%, for the nine months ended September 30, 2003, compared to the same period in 2002. The decrease was primarily the result of a decrease in professional and legal fees related to shareholder matters and a decline in planned salaries and benefits. During 2003, the Corporation also began introducing various salary and benefit expense reductions. The results of these initiatives was the reduction of overall organization headcount reflected in a reduction of $251 thousand in salaries and other employment benefits for the three months ended September 30, 2003.

INCOME TAXES. The provision for income taxes totaled $1,704, for an effective tax rate of 31.43%, for the nine months ended September 30, 2003 and $1,717, for an effective tax rate of 33.69%, for the nine months ended September 30, 2002. The decline in the effective tax rate is attributed to an increase in tax-exempt revenue derived from tax exempt securities and the earnings on bank owned life insurance.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

LIQUIDITY

Liquidity is the ability of the Corporation to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the financial strength, asset quality and types of deposit and investment instruments offered by the Corporation to its customers. The Corporation's principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the FHLB, and has borrowing availability from a number of regional correspondent banks. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows,
(3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program. The Corporation's liquidity requirements are reported to and closely monitored by the ALCO Committee, which ensures the strategic liquidity plan is being closely followed.

Cash and cash equivalents increased $12,707, or 39.09%, to $45,210 at September 30, 2003 compared to $32,503 at December 31, 2002. Cash and equivalents represented 8.28% of total assets at September 30, 2003 and 6.21% of total assets at December 31, 2002. The Corporation has the ability to borrow funds at the holding company and through its banking subsidiary. DCB Financial has a $7.5 million revolving line of credit through a local institution priced at competitive market rates. The Bank has the ability to borrow through the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the need arise to supplement its future liquidity needs. Management believes the Corporation's liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.


CAPITAL RESOURCES

Total shareholders' equity decreased $3,688 between December 31, 2002 and September 30, 2003. The reduction was primarily due to the Corporation's purchase of treasury shares at a recorded fair value of $5,473, a $778 after-tax reduction in accumulated other comprehensive income and the declaration of $1,165 in dividends, all of which were partially offset by period earnings of $3,718.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 11.79% at September 30, 2003, while the Tier 1 risk-based capital ratio was 10.83%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, was 9.03% at September 30, 2003.

IMPACT OF NEW ACCOUNTING STANDARDS

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


In November 2002, the Financial Accounting Standards Board (the FASB) issued FASB Interpretation ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing guarantee. The Corporation has financial letters of credit. Financial letters of credit require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN No. 45 requires the Corporation to record an initial liability generally equal to the fees received for these letters of credit, when guaranteeing obligations unless it becomes probable that the Corporation would have to perform under the guarantee. FIN No. 45 applies prospectively to letters of credit the Corporation issues or modifies subsequent to December 31, 2002. The Corporation adopted FIN No. 45 on January 1, 2003, without material effect on its financial statements.

The Corporation defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2003 are $2.7 million, which expire through September 10, 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

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


Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                        Quarter ended September 30, 2003
                           PART II - OTHER INFORMATION



Item 1 -       Legal Proceedings:
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities:
               On July 8, 2003, the Company's shareholders amended the Company's Articles of Incorporation to eliminate a shareholder's right to vote his or her common shares cumulatively in the election of the Company's directors.

               Other amendments to the Company's Articles of Incorporation and Code of Regulations that were also adopted at that time are discussed under Item 4.

               Copies of the Company's Amended and Restated Articles of Incorporation and Amended and Restated Code of Regulations are attached as Exhibits 3.1 and 3.2, respectively.

Item 3 -       Defaults Upon Senior Securities:
               There are no matters required to be reported under this item.

Item 4 -       Submission of Matters to a Vote of Security Holders:
               At the Annual Meeting of Shareholders held on July 8, 2003, there were 2,814,549 voting shares present in person or by proxy, which represented 71% of the Corporation's outstanding shares of 3,934,760 as of the record date for the meeting. At the Annual Meeting, six proposals were submitted to the shareholders for a vote. First, the shareholders of the Corporation were asked to consider the Corporation's nominees for directors and to elect three (3) directors to serve for a term of three (3) years. The Corporation's nominees for director were: Jeffrey Benton, G.William Parker, and Gary M. Skinner, each of whom were elected. The results of shareholder voting are as follows on all these matters:


               Issue 1 - Election of Directors:

               Director                         Votes for    Votes against
               Jeffrey T. Benton                2,759,082       14,350
               G.William Parker                 2,728,021       45,411
               Gary M. Skinner                  2,728,436       44,996


               Directors continuing in office are:  C. William Bonner, Merrill
               L. Kaufman, Terry M. Kramer, Edward A. Powers, Jerome J. Harmeyer, Vicki Lewis, and Adam Stevenson.

               Issue 2 - Authorization of Preferred Shares: To approve amending and restating the Company's Articles of Incorporation to provide for 2,000,000 authorized preferred shares.

               Votes for  2,040,268                 Votes against  318,073

               Issue 3 - Elimination of Cumulative Voting: To approve amending and restating the Company's Articles of Incorporation to eliminate the right of cumulative voting in the election of directors.

               Votes for  2,214,955                 Votes against  187,480

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                        Quarter ended September 30, 2003
                           PART II - OTHER INFORMATION


               Issue 4 - Opting out of the Control Share Acquisition Statue: To approve amending the Articles of Incorporation of the Company to choose that the provisions of Section 1701.831 of the Ohio Revised Code, the control share acquisition statute not be applicable to the Company.

               Votes for  2,190,853                 Votes against  183,982


               Issue 5 -- Technical Revisions to the Articles of Incorporation:
               To approve amending and restating the Company's Articles of Incorporation, to make certain technical changes and corrections.

               Votes for  2,569,640                 Votes against  179,544

               Issue 6 -- Amendment and Restatement of the Code of Regulations:
               To approve amending and restating the Corporation's Code of Regulations, including (a) to permit shareholders to remove a director only for cause, (b) to require shareholders to provide notice of proposals in advance of shareholder meetings, (c) to increase the number of shareholders required to call a special meeting to those holding fifty percent of the outstanding shares, and (d) to modify the manner for amendment of the Code of Regulations.

               Votes for  2,190,311                 Votes against  167,266


Item 5 -       Other Information:
               There are no matters required to be reported under this item.


Item 6 - Exhibits and Reports on Form 8-K:

(a)  Exhibits -- The following exhibits are filed as a part of this report:

               Exhibit No.             Exhibit
               -----------             -------
               3.1                     Amended and Restated Articles of Incorporation of DCB
                                       Financial Corp.

               3.2                     Amended and Restated Code of Regulations of DCB Financial
                                       Corp.

               4.                      Instruments Defining the Rights of Security Holders.  (See
                                       Exhibits 3.1 and 3.2.)

               31.1                    Certification pursuant to section 302 of the Sarbanes-Oxley
                                       Act of 2002

               31.2                    Certification pursuant to section 302 of the Sarbanes-Oxley
                                       Act of 2002

               32.1                    Certification pursuant to 18 U.S.C. 1350, as enacted
                                       pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                        Quarter ended September 30, 2003
                           PART II - OTHER INFORMATION



               Exhibit No.             Exhibit
               -----------             -------
               32.2                    Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002



        (a) Reports on Form 8-K -- A report on Form 8-K was filed on July 22, 2003 (report date: 7/22/03) - second quarter 2003 earnings release.

                               DCB FINANCIAL CORP
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DCB FINANCIAL CORP.
                                      ------------------------------------------
                                      (Registrant)




Date:   November 7, 2003              /s/ Jeffrey Benton
       -----------------              ------------------
                                      (Signature)
                                      Jeffrey T. Benton
                                      President and Chief Executive Officer




Date:  November 7, 2003               /s/ John A. Ustaszewski
       ----------------               ------------------------------------------
                                      (Signature)
                                      John A. Ustaszewski
                                      Vice President and Chief Financial Officer

                               DCB FINANCIAL CORP
                                INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION                                        PAGE NUMBER
------          -----------                                        -----------


3.1         Amended and Restated Articles of Incorporation of      Page 24
            DCB Financial Corp.

3.2         Amended and Restated Code of Regulations of            Page 32
            DCB Financial Corp.

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

31.1        Certification of Chief Executive Officer pursuant      Page 34
            to section 302 of the Sarbanes-Oxley Act of 2002

31.2        Certification of Chief Financial Officer pursuant to   Page 35
            section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification  pursuant to 18 U.S.C. 1350, as enacted  Page 36
            Pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2        Certification  pursuant to 18 U.S.C. 1350, as enacted  Page 37
            Pursuant to section 906 of the Sarbanes-Oxley Act of 2002