Form 10-K
period 2003-12-31
DCB FINANCIAL CORP
filed 2004-03-15
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO ________________

                         COMMISSION FILE NUMBER 0-22387

                               DCB FINANCIAL CORP
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 OHIO                                           31-1469837
               --------                                         ----------
   (State or other jurisdiction of                            (IRS Employer
    incorporation or organization)                          Identification No.)

 110 Riverbend Ave., Lewis Center, Ohio                           43035
----------------------------------------                          -----
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

At February 22, 2004, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $21 per share (such price being the average of the bid and asked prices on such date) was $76,496,931.

At February 22, 2004, the registrant had 3,934,760 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II of Form 10-K - Portions of the Annual Report to Shareholders for the year ended December 31, 2003.

Part III of Form 10-K - Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of DCB Financial Corp.

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS

         DCB Financial Corp ("DCB" or the "Corporation") is a financial services holding company headquartered in Lewis Center, Ohio. The Corporation has one wholly-owned subsidiary bank, the Delaware County Bank and Trust Company (the "Bank").

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

     (b) NARRATIVE DESCRIPTION OF BUSINESS

         The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, and trust services. The Bank also provides cash management, bond registrar and paying agent services. Through its own computer department, the Bank provides data processing services to other financial institutions; however, such services are not a significant part of operations or revenue.

         The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation's market area have been sound, including unemployment statistics, which have generally remained stable. Real estate values, especially in the Bank's core geographic area, have been stable to rising for the last five years.

         The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. At year-end 2003, deposits of public funds (funds of governmental agencies and municipalities) were 12.6% of total deposits. This amount can fluctuate, but generally not by a material amount. No material industry or group concentrations exist in the loan portfolio.

         Certain risks are involved in granting loans, primarily related to the borrowers' ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower's repayment capacity, past and current credit history, the collateral being used to secure the transaction in case the customer does not repay the debt, the borrower's character and other factors. Once the decision has been made to extend credit, the Bank's independent loan review function and credit officer monitors these factors throughout the life of the loan. All credit relationships of $575,000 or more are reviewed annually, as are 30% of credit relationships from $250,000 to $575,000, 20% of credit relationships from $100,000 to $250,000 (excluding residential mortgages), and 10% of residential mortgages from $100,000 to $250,000. In addition, any loan identified as a problem credit by management or during the loan review is assigned to the Bank's loan "watch list," and is subject to ongoing monitoring by the loan review and the Bank's credit quality committee to ensure appropriate action is taken if deterioration occurs.

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

         Though a very small portion of its lending business, the Bank also meets the needs of its customers is through its lease-financing program. The Bank's leasing program involves leasing vehicles to individuals and businesses. The vehicle lease program includes new and late model automobiles and light trucks with terms from 12 to 60 months. The Bank also provides lease financing to businesses for commercial equipment. This line of business represents a very small portion of the overall leasing program. The Bank's comprehensive program includes leasing new and used equipment with flexible terms, though generally the term of a given lease is limited to some extent by the type of equipment and its useful life. Average lease terms for commercial equipment leases generally range from 3 to 8 years.

         EMPLOYEES

         At December 31, 2003, the Bank employed 182 employees, 168 of whom were full-time. The Bank provides a number of benefits such as health, dental and life insurance for all, as well as education assistance for qualified employees. A 401(k) retirement plan is in place for eligible employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. The Corporation has no employees not also employed by the Bank.

         COMPETITION

         The Bank operates in a highly competitive industry due to statewide and interstate branching by banks, savings and loan associations and credit unions. In its primary market area of Delaware County, Ohio and surrounding counties, the Bank competes for new deposit dollars and loans with several other commercial banks, both large regional banks and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. According to the most recent market data, there are approximately nine other deposit taking/lending institutions competing in the Bank's market. In addition, according to the market data, the Bank currently ranks first in market share with approximately 40.1% of the market. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank's investment portfolio, and which rates are used as indices on various loan products. The Bank is competitive with interest rates and loan fees that it charges, in pricing and variety of accounts it offers to the depositor. The dominant pricing mechanism on loans is the Prime interest rate as published in the Wall Street Journal. The interest spread over Prime depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are reviewed weekly by management and are normally discussed by the Asset/Liability Committee on a monthly basis. The Bank's primary objective in setting deposit rates is to remain competitive in the market area while creating an adequate interest rate margin.

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

         FDICIA

         The Federal Deposit Insurance Corporation Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. As of December 31, 2003 the Corporation and the Bank were both considered well capitalized based on the guidelines implemented by the Federal Reserve and FDIC.

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

     (c) AVAILABLE INFORMATION

         The Company maintains an Internet web-site at the following internet address: http://www.dcbfinancialcorp.com. The Company makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Donald R. Blackburn, Vice President of Customer Relations at 740-657-7000.

I DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         The information required by this item can be found on Pages 10-13 of the Company's Annual Report to Shareholders. Such information is incorporated herein by reference.

II       INVESTMENT PORTFOLIO

         The following table sets forth the carrying amount of securities at December 31, 2003, 2002 and 2001.

       (In thousands)                               2003         2002         2001
                                                 ----------   ----------   ----------
AVAILABLE FOR SALE
    U.S. government agencies                     $   38,597   $   29,995   $   43,756
    States and political subdivisions                21,076       14,425        7,276
    Corporate bonds                                   8,215          247          208
    Mortgage-backed                                  38,201       49,448       30,587
                                                 ----------   ----------   ----------
       Total debt securities                        106,089       94,115       81,827
    Other securities                                  2,458        2,362        2,194
                                                 ----------   ----------   ----------

                                                 $  108,547   $   96,477   $   84,021
                                                 ==========   ==========   ==========
HELD TO MATURITY

    States and political subdivisions            $       --   $       --   $    6,004
    Corporate bonds                                      --           --          130
    Mortgage-backed                                      --           --       28,584
                                                 ----------   ----------   ----------

                                                 $       --   $       --   $   34,718
                                                 ==========   ==========   ==========

         The following table sets forth information regarding scheduled maturities, fair value and weighted average yields of the Corporation's debt securities at December 31, 2003. The weighted average yield has been computed using the historical amortized cost for securities available for sale. The weighted average yield on tax-exempt obligations is computed on a taxable equivalent basis based on the Corporation's marginal federal income tax rate of 34%.

                                                           ONE         FIVE
                                              ONE        THROUGH      THROUGH       AFTER
                                              YEAR         FIVE         TEN          TEN       FAIR VALUE
    (In thousands)                           OR LESS      YEARS        YEARS        YEARS        TOTAL
                                           ----------   ----------   ----------   ----------   ----------
AVAILABLE FOR SALE
    U.S. government agencies               $    1,016   $   13,084   $   18,931   $    5,566   $   38,597
    States and political
       subdivisions                             1,349        2,288        4,014       13,425       21,076
    Corporate bonds                                --          140           --        8,075        8,215
    Mortgage-backed                                65        5,223        9,103       23,810       38,201
                                           ----------   ----------   ----------   ----------   ----------

                                           $    2,430   $   20,735   $   32,048   $   50,876   $  106,089
                                           ==========   ==========   ==========   ==========   ==========

Weighted average yield                           3.59%        3.45%        4.40%        6.18%        3.52%
                                           ==========   ==========   ==========   ==========   ==========

III      LOAN PORTFOLIO

         TYPES OF LOANS

         The amounts of gross loans outstanding at December 31, 2003, 2002, 2001, 2000, and 1999 are shown in the following table.

   (In thousands)                             2003         2002         2001         2000         1999
                                           ----------   ----------   ----------   ----------   ----------
Commercial and industrial                  $   51,709   $   45,543   $   52,534   $   48,262   $   39,017
Commercial real estate                        156,836      144,646      124,537      101,891       82,954
Residential real estate and
  home equity                                 117,098       87,548       88,797       84,987       69,847
Real estate construction                       30,120       37,603       34,212       32,493       29,723
Consumer and credit card                       44,467       48,409       52,993       51,107       45,059
Lease financing                                 3,932        6,412        9,520       12,278       11,669
                                           ----------   ----------   ----------   ----------   ----------

                                           $  404,162   $  370,161   $  362,593   $  331,018   $  278,269
                                           ==========   ==========   ==========   ==========   ==========

         RISK ELEMENTS

                  NONACCRUAL AND PAST DUE LOANS

                  The following table summarizes nonaccrual loans and accruing loans past due greater than 90 days or more at December 31, 2003, 2002, 2001, 2000, and 1999.

    (In thousands)                            2003         2002         2001         2000         1999
                                           ----------   ----------   ----------   ----------   ----------
Nonaccrual loans                           $    1,614   $    3,387   $    3,390   $    1,278   $      472
Accruing loans past due
  90 days or more                               1,252          187          200          205          156

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

                  The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $163, $259, and $97 for the years ended December 31, 2003, 2002, and 2001, respectively.

                  POTENTIAL PROBLEM LOANS

                  In addition to the loans noted above, management performs a quarterly analysis of impaired loans. A business loan is classified as impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans or loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for other loans. The total value of impaired loans not included in nonaccrual, past due, or restructured loans at December 31, 2003 was $63.

                  LOAN CONCENTRATIONS

                  At year-end 2003, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A. above.

         OTHER INTEREST-BEARING ASSETS

            At year-end 2003, there were no other interest-bearing assets required to be disclosed under Item III.C.1. or 2. if such assets were loans.

IV       SUMMARY OF LOAN LOSS EXPERIENCE

         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                  The following table sets forth the activity in the Corporation's allowance for loans losses for the years ended December 31, 2003, 2002, 2001, 2000, and 1999.

       (In thousands)                         2003         2002         2001         2000         1999
                                           ----------   ----------   ----------   ----------   ----------
Balance at beginning of year               $    4,094   $    3,596   $    3,334   $    2,793   $    1,948
Loans charged off:
     Commercial                                  (654)      (1,989)        (278)        (115)        (358)
     Commercial real estate                       (60)         (73)          --           --           --
     Residential real estate
       and home equity                             --           (1)          --           --          (27)
     Real estate construction                      --           --           --           --           --
     Consumer and credit card                    (631)        (513)        (487)        (391)        (441)
     Lease financing                               --          (74)          --           --           --
                                           ----------   ----------   ----------   ----------   ----------
           Total loans charged off             (1,345)      (2,650)        (765)        (506)        (826)
                                           ----------   ----------   ----------   ----------   ----------

Loan recoveries:
     Commercial                                    50           91           28           18           43
     Commercial real estate                        --           --           --           --           --
     Residential real estate
       and home equity                             --           --           --           --            1
     Consumer and credit card                     114          102          126          118          124
     Lease financing                               --            5            1            3            8
                                           ----------   ----------   ----------   ----------   ----------
           Total loan recoveries                  164          198          155          139          176
                                           ----------   ----------   ----------   ----------   ----------

Net loans charged off                          (1,181)      (2,452)        (610)        (367)        (650)
Provision for loan losses                       1,418        2,950          872          908        1,495
                                           ----------   ----------   ----------   ----------   ----------

Balance at end of year                     $    4,331   $    4,094   $    3,596   $    3,334   $    2,793
                                           ==========   ==========   ==========   ==========   ==========

Ratio of net charge-offs to average
  average loans outstanding                      0.31%        0.66%        0.18%        0.12%        0.25%
                                           ==========   ==========   ==========   ==========   ==========

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

                                                       Percentage of              Percentage of              Percentage of
                                                       Loans in Each              Loans in Each              Loans in Each
                                            Allowance   Category to    Allowance   Category to    Allowance   Category to
     (In thousands)                          Amount     Total Loans     Amount     Total Loans     Amount     Total Loans
                                           ----------  -------------  ----------  -------------  ----------  -------------
                                               December 31, 2003          December 31, 2002          December 31, 2001
                                               -----------------          -----------------          -----------------

Commercial and industrial                  $    2,345        12.77%   $    2,120        12.30%   $    1,765        14.49%
Commercial real estate                            698        38.73           891        39.08            94        34.35
Residential real estate
  and home equity                                 318        28.92            66        23.65           116        24.49
Real estate construction                           --         7.44            20        10.16            57         9.44
Consumer and credit card                          970        10.98           706        13.08           799        14.62
Lease financing                                    --          .97            55         1.73            68         2.63
Unallocated                                        --           --           236           --           697           --
                                           ----------   ----------    ----------   ----------    ----------   ----------

        Total                              $    4,331       100.00%   $    4,094       100.00%   $    3,596       100.00%
                                           ==========   ==========    ==========   ==========    ==========   ==========

                                               December 31, 2000          December 31, 1999
                                               -----------------          -----------------
Commercial and industrial                  $    1,247        14.61%   $      652        14.08%
Commercial real estate                            174        30.73           332        29.90
Residential real estate and
  home equity                                      73        25.89           111        25.09
Real estate construction                           24         9.80            45        10.71
Installment and credit card                       691        15.73           575        16.57
Lease financing                                    76         3.23            57         3.65
Unallocated                                     1,049           --         1,021           --
                                           ----------   ----------    ----------   ----------

        Total                              $    3,334       100.00%   $    2,793       100.00%
                                           ==========   ==========    ==========   ==========

V        DEPOSITS

         SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

                  Average balance of noninterest-bearing demand deposits totaled $76,430, $73,213, and $61,973, for the years ended December 31, 2003, 2002 and 2001. Please also refer to Page 10 of the Annual Report to Shareholders.

         MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000

                  The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2003.

     (In thousands)
Three months or less                       $   11,685
Over three through six months                  32,353
Over six through twelve months                 10,893
Over twelve months                              9,337
                                           ----------

     Total                                 $   64,268
                                           ==========

VI       RETURN ON EQUITY AND ASSETS

                  Refer to Page 31 of the Annual Report to Shareholders.

VII      SHORT-TERM BORROWINGS

                  Average outstanding balances of short-term borrowings for the years ending December 31, 2003, 2002 and 2001 were less than 30% of shareholders' equity at such dates.

ITEM 2 PROPERTIES

The Bank owns and operates its main office at 110 Riverbend Avenue, Lewis Center, Ohio 43035. The Bank also operates 15 branches and 4 other properties that are owned or leased as noted below:

1. Downtown Delaware Branch Office, 41 N. Sandusky St., Delaware, Ohio 43015 (leased)

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

11. Sunbury Office, 75 S. Miller Dr., Sunbury, Ohio 43074 (owned)

12. Highland Lakes Office, 6156 Highland Lakes Avenue, Westerville, Ohio 43085 (leased)

13. Sawmill Parkway Office, 10149 Brewster Lane, Powell, Ohio 43065 (leased)

14. Avery Road Office, 6820 Perimeter Loop Road, Dublin, Ohio 43017 (leased)

15. Willowbrook Branch Office, 100 Willowbrook Way South, Delaware, Ohio 43015 (leased)

16. ATM Express Bank, 554 W. Central Ave., Delaware, Ohio 43015 (leased)

17. ATM Express Bank, Ohio Wesleyan University, Delaware, Ohio 43015 (leased)

18. ATM Express Bank, 8208 Marysville Road West, Ostrander, Ohio 43061 (leased)

19. ATM Express Bank, 1123 Columbus Pike, Delaware, Ohio 43015 (leased)

20. ATM Express Bank, Sunbury IGA, 490 W. Cherry Street, Sunbury, Ohio 43074 (leased)

Management considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All the properties owned by the Bank are unencumbered by any mortgage or security interest and are, in management's opinion, adequately insured.

ITEM 3 LEGAL PROCEEDINGS

There is no pending litigation, other than routine litigation incidental to the business of the Corporation and Bank, or of a material nature involving or naming the Corporation or Bank as a defendant. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest, which is adverse to the Corporation or Bank. There is no routine litigation in which the Corporation or Bank is involved, which is expected to have a material adverse impact on the financial position or results of operations of the Corporation or Bank.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders in the fourth quarter of 2003.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information required by this item is set forth in the Company's Annual Report to Shareholders under the section captioned "Common Stock and Stockholder Matters." Such information is incorporated herein by reference.

DCB Financial Corp acts as transfer agent for the Corporation's common stock.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on Page 15 of the Company's Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosures required under this Item were previously made pursuant to a report on Form 8-K filed with the Commission on March 21, 2003.

ITEM 9a CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2004 Annual Meeting, under the sections captioned "Election of Directors and Information with Respect to Directors and Officers," "Security Ownership of Certain Beneficial Owners and Management" and "Compliance with Sections 16(A) of the Securities Exchange Act of 1934." Such information is incorporated herein by reference.

The Company's Board of Directors has adopted a code of ethics that applies to its principal executive, principal financial, and principal accounting officers. A copy of the code of ethics will be provided, at no cost, upon written request to the attention of Mr. Donald R. Blackburn, Vice President and Secretary, at the Company's main office address.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2004 Annual Meeting, under the section captioned "Executive Compensation and Other Information." Such information is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2004 annual meeting, under the section captioned "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

The Company currently has no equity compensation plans or arrangements, such as stock option or restricted stock arrangements, pursuant to which equity securities of the Company are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          NUMBER OF SECURITIES
                                                                                                        REMAINING AVAILABLE FOR
                                     NUMBER OF SECURITIES TO BE                                       FUTURE ISSUANCE UNDER EQUITY
                                       ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE            COMPENSATION PLANS
                                         OUTSTANDING OPTIONS,       PRICE OF OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
                                        WARRANTS AND RIGHTS              WARRANTS AND RIGHTS            REFLECTED IN COLUMN (a))
----------------------------------------------------------------------------------------------------------------------------------
                                               (a)                              (b)                               (c)
----------------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS                    0                                0                                 0
----------------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLAN
NOT APPROVED BY SECURITY HOLDERS                0                                0                                 0
----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                           0                                0                                 0
----------------------------------------------------------------------------------------------------------------------------------

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2004 Annual Meeting, under the section captioned "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2004 annual meeting under the section captioned "Information Concerning Independent Accountants", and such information is incorporated herein by reference.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      DOCUMENTS FILED AS PART OF FORM 10-K

                  1 The following consolidated financial statements appear in the 2003 Annual Report to Shareholders and are incorporated herein by reference.

Report of Independent Auditors                                    Page  39
Consolidated Balance Sheets                                       Page  15
Consolidated Statements of Income                                 Page  16
Consolidated Statement of Comprehensive Income                    Page  17
Consolidated Statements of Changes in Shareholders' Equity        Page  18
Consolidated Statements of Cash Flows                             Page  19
Notes to Consolidated Financial Statements                        Pages 21

                  2        Exhibits

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

                           10.3 Employment agreement with Mr. Bernon (incorporated by reference to Registrant's Form 10-K, File No. 0-22387, effective March 27, 2000)

                           10.4 Employment agreement by and between DCB Financial Corp., its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Jeffrey Benton

                           10.5 Life insurance policies by and between DCB Financial Corp., its wholly-owned subsidiary The Delaware County Bank and Trust Company, and key executives.

                           11 Statement Regarding Computation of Per Share Earnings

                           13       Annual Report to Shareholders

                           21       Subsidiaries of DCB Financial Corp

                           23.1     Consent of Independent Auditors

                           23.2     Consent of Independent Auditors

                           31.1     Rule 13a-14 (a) Certifications

                           31.2     Rule 13a-14 (a) Certifications

                           32.1     Section 1350 Certifications

                           32.2     Section 1350 Certifications

                  (b)      REPORTS FILED ON FORM 8-K

                           During the fourth quarter of 2003, the Company filed, on the dates so indicated, the following Reports on Form 8-K :

                           (a) Reports on Form 8-K - A report on Form 8-K was filed on October 22, 2003 (report date:
                                    10/22/03) - third quarter 2003 earnings
                                    release.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DCB FINANCIAL CORP

                                     By:          /s/ JEFFREY BENTON
                                         ---------------------------------------
                                             Jeffrey Benton, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 15, 2004.

          Signatures                                   Title
          ----------                                   -----
/s/ JEFFREY BENTON                      President (Principal Executive Officer),
---------------------------------       CEO and Director
Jeffrey Benton

/s/ JOHN USTASZEWSKI                    Principal Financial Officer
---------------------------------
John Ustaszewski

/s/ G. WILLIAM PARKER                   Director, Chairman of the Board
---------------------------------
G. William Parker

/s/ JEROME J. HARMEYER                  Director
---------------------------------
Jerome J. Harmeyer

/s/ WILLIAM R. OBERFIELD                Director
---------------------------------
William R. Oberfield

/s/ EDWARD A. POWERS                    Director
---------------------------------
Edward A. Powers

/s/ MERRILL KAUFMAN                     Director
---------------------------------
Merrill Kaufman

/s/ GARY M. SKINNER                     Director
---------------------------------
Gary M. Skinner

/s/ TERRY M. KRAMER                     Director
---------------------------------
Terry M. Kramer

/s/ VICKIE J. LEWIS                     Director
---------------------------------
Vickie J. Lewis

/s/ ADAM STEVENSON                      Director
---------------------------------
Adam Stevenson

/s/ DONALD J. WOLF                      Director
------------------
Donald J. Wolf

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

10.2              Employment agreement with Mr. Whitney (incorporated by
                  reference to Registrant's 1997 Form 10-K, File No. 0-22387,
                  effective March 25, 1998)                                                     N/A

10.3              Employment agreement with Mr. Bernon (incorporated by
                  reference to Registrant's 1997 Form 10-K, File No. 0-22387,
                  effective March 27, 2000)                                                     N/A

10.4              Employment agreement by and between DCB Financial Corp., its wholly-owned subsidiary The Delaware County Bank and Trust
                  Company, and Jeffrey Benton                                                   N/A

10.5              Life insurance policies by and between DCB Financial Corp., its wholly-owned subsidiary The Delaware County Bank and Trust
                  Company, and key executives.                                                  N/A

11                Statement Regarding Computation of Per Share Earnings                         22

13                Annual Report to Shareholders                                                  1

21                Subsidiaries of DCB Financial Corp                                            41

23.1              Consent of Independent Auditors                                               42

23.2              Consent of Independent Auditors                                               43

31.1              Rule 13a-14 (a) Certifications                                                44

31.2              Rule 13a-14 (a) Certifications                                                45

32.1              Section 1350 Certifications                                                   46

32.2              Section 1350 Certifications                                                   47