Form 10-Q
period 2004-03-31
DCB FINANCIAL CORP
filed 2004-05-10
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        Commission file number:                                0-22387

                               DCB Financial Corp
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

                                 Yes [X] No [ ]

As of May 7, 2004, the latest practicable date, 3,934,760 shares of the registrant's no par value common stock were issued and outstanding.

                               DCB FINANCIAL CORP

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004

                                Table of Contents

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets...................................................    3

Consolidated Statements of Income ............................................    4

Consolidated Statements of Comprehensive Income...............................    5

Condensed Consolidated Statements of Cash Flows...............................    6

Notes to the Condensed Consolidated Financial Statements......................    7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................   11

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk...........   15

ITEM 4 - Controls and Procedures .............................................   16

PART II - OTHER INFORMATION...................................................   17

SIGNATURES....................................................................   19

                               DCB FINANCIAL CORP

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

Item 1.  Financial Statements

                                                             March 31,     December 31,
                                                               2004            2003
                                                            -----------    ------------
                                                            (unaudited)
ASSETS
Cash and due from financial institutions                    $    14,232    $     20,349
Federal funds sold                                                    -               -
                                                            -----------    ------------
        Total cash and cash equivalents                          14,232          20,349
Securities available for sale                                    97,976         108,547
Loans held for sale                                               1,279               -
Loans and leases                                                414,803         404,947
Less allowance for loan and lease losses                         (4,411)         (4,331)
                                                            -----------    ------------
        Net loans and leases                                    410,392         400,616
Premises and equipment, net                                       9,682           9,947
Investment in unconsolidated affiliates                           1,951           1,951
Accrued interest receivable and other assets                     12,437          11,887
                                                            -----------    ------------
               Total assets                                 $   547,949    $    553,297
                                                            ===========    ============
LIABILITIES
Deposits
        Noninterest-bearing                                 $    75,860    $     78,477
        Interest-bearing                                        359,492         363,875
                                                            -----------    ------------
               Total deposits                                   435,352         442,352
Federal funds purchased and other short-term borrowings             755           4,619
Federal Home Loan Bank advances                                  54,231          49,693
Accrued interest payable and other liabilities                    6,797           6,944
                                                            -----------    ------------
               Total liabilities                                497,135         503,608

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                         3,780           3,780
Retained earnings                                                53,684          52,775
Treasury stock, 338,440 shares at March 31, 2004 and
  December 31, 2003                                              (7,616)         (7,616)
Accumulated other comprehensive income                              966             750
                                                            -----------    ------------
               Total shareholders' equity                        50,814          49,689
                                                            -----------    ------------
               Total liabilities and shareholders' equity   $   547,949    $    553,297
                                                            ===========    ============

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                 Three Months Ended
                                                                     March 31,
                                                                --------------------
                                                                  2004        2003
                                                                --------    --------
INTEREST AND DIVIDEND INCOME
        Loans                                                   $  5,771    $  5,752
        Taxable securities                                           733         832
        Tax-exempt securities                                        186         150
        Federal funds sold and other                                   6          35
                                                                --------    --------
               Total interest income                               6,696       6,769

INTEREST EXPENSE
        Deposits                                                   1,238       1,843
        Borrowings                                                   560         209
                                                                --------    --------
               Total interest expense                              1,798       2,052

NET INTEREST INCOME                                                4,898       4,717

Provision for loan and lease losses                                  378         333
                                                                --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES      4,520       4,384

NONINTEREST INCOME
        Service charges on deposit accounts                          564         600
        Trust department income                                      197         155
        Net gains (losses) on sales of securities                     (3)         13
        Net gains (losses) on sale of leases                         (22)          4
        Net gains on sale of loans                                    30         507
        Cash management fees                                         123         149
        Data processing servicing fees                                62         123
        Other                                                        210         150
                                                                --------    --------
                                                                   1,161       1,701
NONINTEREST EXPENSE
        Salaries and other employee benefits                       1,926       2,080
        Occupancy and equipment                                      970         994
        Professional services                                         64          70
        Advertising                                                   61          79
        Postage, freight and courier                                 112          73
        Supplies                                                      32          36
        State franchise taxes                                        127         121
        Other                                                        531         466
                                                                --------    --------
                                                                   3,823       3,919
                                                                --------    --------
INCOME BEFORE INCOME TAXES                                         1,858       2,166

Income tax expense                                                   552         667
                                                                --------    --------
NET INCOME                                                      $  1,306    $  1,499
                                                                ========    ========
Basic and diluted earnings per common share                     $   0.33    $   0.36
                                                                ========    ========

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
                                                          2004       2003
                                                        --------   --------
Net income                                              $  1,306   $  1,499

Less reclassification for realized gains (losses)
        on sale of securities included in operations,
        net of tax effects                                     2         (9)

Unrealized gains (losses) on securities
        available for sale, net of tax effects               214        (51)
                                                        --------   --------
Comprehensive income                                    $  1,522   $  1,439
                                                        ========   ========

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        --------------------
                                                                          2004        2003
                                                                        --------    --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                             $    273    $  1,570

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
        Securities available for sale
               Purchases                                                 (10,344)    (14,644)
               Maturities, principal payments and calls                    3,841      13,329
               Sales                                                      17,132       6,365
        Net change in loans                                              (10,146)       (137)
        Premises and equipment expenditures                                 (155)        (74)
                                                                        --------    --------
                      Net cash flows provided by investing activities        328       4,839

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
        Net change in deposits                                            (7,000)     (1,665)
        Net change in federal funds and other short-term borrowings       (3,864)     (1,189)
        Proceed (repayment) of Federal Home Loan Bank advances             4,538      (7,101)
        Sale of treasury stock                                                 -          72
        Cash dividends paid                                                 (392)       (375)
                                                                        --------    --------
               Net cash used in financing activities                      (6,718)    (10,258)
                                                                        --------    --------
Decrease in cash and cash equivalents                                     (6,117)     (3,849)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            20,349      32,503
                                                                        --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 14,232    $ 28,654
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for
        Interest on deposits and borrowings                             $  1,714    $  2,109

  Cash dividends declared but unpaid                                    $    397    $    375

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at March 31, 2004, and its results of operations and cash flows for the three month periods ended March 31, 2004 and 2003. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 2003, included in its 2003 Annual Report. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation's 2003 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

Earnings per common share is net income divided by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding was 3,934,760 and 4,170,919 for the three months ended March 31, 2004 and 2003. The Corporation has no potentially dilutive securities.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 of Notes to Consolidated Financial Statements contained in the Corporation's 2003 Annual Report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

                               DCB FINANCIAL CORP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities available for sale were as follows:

                                                      Gross        Gross     Estimated
                                        Amortized  Unrealized   Unrealized     Fair
                                          Cost        Gains       Losses       Value
                                        ---------  ----------   ----------   ---------
                                        -----------------March 31, 2004---------------
U.S. government agencies                $ 25,466   $    234     $   (10)     $ 25,690
States and political subdivisions         20,151        782         (22)       20,911
Corporate bonds                            8,248          9         (37)        8,220
Mortgage-backed and related securities    40,193        597        (113)       40,677
                                        --------   --------     -------      --------
              Total debt securities       94,058      1,622        (182)       95,498

Equity securities                          2,453         25           -         2,478
                                        --------   --------     -------      --------
Total securities available for sale     $ 96,511   $  1,647     $  (182)     $ 97,976
                                        ========   ========     =======      ========

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2004:

                              (Less than 12 months)            (12 months or longer)                               Total
   Description of       Number of     Fair    Unrealized   Number of    Fair  Unrealized   Number of     Fair    Unrealized
      Securities       investments    value     losses    investments  value    losses    investments   value      losses
   --------------      -----------  --------  ----------  -----------  -----  ----------  -----------  --------  ----------
                                                            (Dollars in thousands)
U.S. Government and
  agency obligations         3      $  2,527    $  (10)        -       $   -     $  -          3       $  2,527    $  (10)
State and municipal
  obligations                3         1,690       (18)        -           -        -          3          1,690       (18)
Corporate bonds              1         2,978       (36)        -           -        -          1          2,978       (36)
Mortgage-backed
  securities                22        12,804      (118)        -           -        -         22         12,804      (118)
                            --      --------    ------    ------       -----     ----         --       --------    ------
Total temporarily
  impaired securities       29      $ 19,999    $ (182)        -       $   -     $  -         29       $ 19,999    $ (182)
                            ==      ========    ======    ======       =====     ====         ==       ========    ======

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates.

                               DCB FINANCIAL CORP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC").

At March 31, 2004, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at March 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                         Available for sale
                                         ------------------
                                         Amortized    Fair
                                            Cost     Value
                                         ---------  --------
Due in one year or less                  $   1,459  $  1,481
Due from one to five years                   4,907     5,026
Due from five to ten years                  21,164    21,363
Due after ten years                         26,335    26,951
Mortgage-backed and related securities      40,193    40,677
                                         ---------  --------
                                         $  94,058  $ 95,498
                                         =========  ========

                               DCB FINANCIAL CORP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

NOTE 3 - LOANS AND LEASES

Loans and leases were as follows:

                                                       March 31,
                                                          2004
                                                       ---------
Commercial and industrial                              $  53,948
Commercial real estate                                   155,938
Residential real estate and home equity                  125,369
Real estate construction and land development             32,640
Consumer and credit card                                  42,738
Lease financing, net                                       3,318
                                                       ---------
                                                         413,951
Add (deduct):  Net deferred loan origination costs         1,116
               Unearned income on lease        s            (264)
                                                       ---------
      Total loans receivable                           $ 414,803
                                                       =========

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                                 Three months ended
                                      March 31,
                                 ------------------
                                  2004       2003
                                 -------    -------
Balance at beginning of period   $ 4,331    $ 4,094
Provision for loan losses            378        333
Loans charged off                   (356)      (257)
Recoveries                            58         56
                                 -------    -------
Balance at end of period         $ 4,411    $ 4,226
                                 =======    =======

Nonperforming loans were as follows:

                                                                                   March 31,    December 31,
                                                                                     2004           2003
                                                                                   ---------    ------------
Loans past due 90 days or more and still accruing                                  $     970    $    1,252
Nonaccrual loans                                                                       1,487         1,614

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses                       $       -    $        -
Period-end loans with allocated allowance for loan losses                                686         1,813
                                                                                   ---------    ----------
        Total                                                                      $     686    $    1,813
                                                                                   =========    ==========
Amount of the allowance for loan losses allocated                                  $     280    $      580
                                                                                   =========    ==========
Average of impaired loans during the period                                        $   1,019    $    2,731
                                                                                   =========    ==========

                               DCB FINANCIAL CORP

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the "Corporation") at March 31, 2004, compared to December 31, 2003, and the consolidated results of operations for the three months ended March 31, 2004, compared to the same period in 2003. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $547,949 at March 31, 2004, compared to $553,297 at December 31, 2003, a decrease of $5,348, or 0.97%. The decrease in assets was primarily the result of a decrease in securities. These funds were utilized to reduce federal funds purchased and other short-term borrowings.

Cash and cash equivalents decreased $6,117 from December 31, 2003 to March 31, 2004. This decline is mainly due to managements intended reduction of cash in order to reduce non-interest earning assets. Total securities decreased $10,571, or 9.74%, from $108,547 at December 31, 2003 to $97,976 at March 31, 2004. The
decrease was the result of the proceeds from sales, maturities, calls and principal repayments not being reinvested in order to repay borrowings primarily, in the form of fed funds purchased. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates.

                               DCB FINANCIAL CORP

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Securities and investment securities classified as available for sale at March 31, 2004 totaled $97,976, or 100% of the total securities portfolio. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $40,677 at March 31, 2004, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. The Corporation held no structured notes during any period presented.

Total loans and leases increased $9,856, or 2.43%, from $404,947 at December 31, 2003 to $414,803 at March 31, 2004. The increase is attributed mainly to the continued growth of residential real estate and home equity, real estate construction and land development, and commercial and industrial loans, which were partially off set by a general decline in various consumer lending categories. Other loan categories in which the Corporation participates, commercial, industrial, and consumer financing, remained relatively stable or experienced small declines in loans outstanding. The Bank's local market continues to experience increases in the amount of commercial real estate development activity. The Bank has no significant loan concentration in any one industry.

Total deposits decreased $7,000, or 1.58%, from $442,352 at December 31, 2003 to $435,352 at March 31, 2004. This is mainly due to the reduction of money market deposit account balances which management believes is due to the competitive pricing on deposits in the Bank's market place. Noninterest-bearing deposits decreased $2,617, or 3.3%, in addition to interest-bearing deposits decreasing $4,383, or 1.21%. The decrease in interest-bearing deposits was primarily in the Corporation's "Bank Investment" deposit accounts, which offer a variable interest rate tied to the 3 Month Treasury Bill.

COMPARISON OF RESULTS OF OPERATIONS

NET INCOME. Net income for the three months ended March 31, 2004 totaled $1,306, compared to net income of $1,499 for the same period in 2003. Earnings per share was $.33 for the three months ended March 31, 2004 compared to $.36 for the three months ended March 31, 2003.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $4,898 for the three months ended March 31, 2004, compared to $4,717 for the same period in 2003. The $181 increase in the first quarter 2004 compared to 2003 was mainly attributed to an increase in earning assets and a reduction in overall deposit and borrowing expenses which has caused the net spreads to increase. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank's cost of funds to take advantage of pricing and cash flow opportunities.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $378 for the three months ended March 31, 2004, compared to $333 for the same period in 2003. The growth in the provision is reflective of the overall growth in the Corporation's loan portfolio, and to a lesser extent, the increase in net-charge offs between the two periods. Net charge-offs for the three months ended March 31, 2004 were $298 compared to net charge-offs of $201 for the same period in 2003. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan and lease losses at an appropriate level.

The allowance for loan and lease losses totaled $4,411, or 1.06% of total loans and leases at March 31, 2004, compared to $4,331, or 1.07% of total loans and leases at December 31, 2003.

                               DCB FINANCIAL CORP

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income decreased $540, or 31.75%, for the three months ended March 31, 2004, compared to the same period in 2003. The decrease was mainly a result of a decline in the volume of loans sold in the secondary market, which is mainly attributed to retaining these loans within the retail portfolios. In addition transactional volume from the Bank's retail products remained at or below previous years levels.

Total noninterest expense decreased $96, or 2.45%, for the three months ended March 31, 2004, compared to the same period in 2003. The decrease was primarily the result of decreases in salaries and employee benefits, offset by an increase in postage, freight and courier related to year end reporting matters. Management has reduced staff through attrition, realignment and early retirement opportunities in order to reduce overall salary and benefit costs.

INCOME TAXES. The change of income tax expense is primarily attributable to the increase in tax exempt earnings offset by the decline in income before income taxes. The provision for income taxes totaled $552, for an effective tax rate of 29.71%, for the three months ended March 31, 2004 and $667, for an effective tax rate of 30.79%, for the three months ended March 31, 2003. This decline in effective tax rate is primarily attributable to the increase in tax-exempt municipal security holdings and an increase in bank-owned life insurance contracts which are tax-free.

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

Cash and cash equivalents decreased $6,117, or 30.06%, to $14,232 at March 31, 2004 compared to $20,349 at December 31, 2003. Cash and equivalents represented 2.60% of total assets at March 31, 2004 and 3.68% of total assets at December 31, 2003. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. Management believes the Corporation's liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

                               DCB FINANCIAL CORP

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

CAPITAL RESOURCES

Total shareholders' equity increased $1,125 between December 31, 2003 and March 31, 2004. The increase was primarily due to period earnings of $1,306, a $216 after-tax increase in accumulated other comprehensive income, partially offset by the declaration of $397 in dividends.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 11.52% at March 31, 2004, while the Tier 1 risk-based capital ratio was 10.58%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, was 8.96% at March 31, 2004.

SUBSEQUENT EVENT

DCB Financial Corp announced on April 26, 2004 that it has sold its entire investment (450,000 shares) in ProCentury Corporation (NASDAQ:PROS), a specialty property and casualty insurance holding company based in Westerville, Ohio, as a part of ProCentury's initial public offering (IPO) on April 20, 2004. DCB Financial Corp will recognize an after tax gain of approximately $1.6 million on the sale after transaction and other related expenses. This transaction is expected to provide an approximate $0.40 per share increase in DCBF's second quarter 2004 earnings.

DCB Financial Corp intends to use the proceeds for general corporate purposes and to reduce corporate debt. DCBF will retain an investment in ProAlliance, a specialty line insurance company spun-off from ProCentury.

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

The Corporation's 2003 Annual Report includes a table depicting the changes in the Corporation's interest rate risk as of December 31, 2003, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +300 basis points in market interest rates. Management believes that no events have occurred since December 31, 2003 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.

The Corporation's NPV is more sensitive to rising rates than declining rates. From an overall perspective, such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Corporation has fixed-rate loans in its loan portfolio, the amount of interest the Corporation would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest the Corporation would pay on its deposits would increase rapidly because the Corporation's deposits generally have shorter periods for repricing. The Corporation can utilize various tools to reduce exposure to changes in interest rates including offering floating versus fixed rate products, or utilizing interest rate swaps. Additional consideration should also be given to today's current interest rate levels. Several deposit products are within 200 basis points of zero percent and other products within 300 basis points. Should rates continue to decline, fewer liabilities could be repriced down to offset potentially lower yields on loans. Thus decreases could also impact future earnings and the Corporation's NPV.

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

                               DCB FINANCIAL CORP

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               DCB FINANCIAL CORP

                                    FORM 10-Q
                          Quarter ended March 31, 2004
                           PART II - OTHER INFORMATION

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

                               DCB FINANCIAL CORP

                                    FORM 10-Q
                          Quarter ended March 31, 2004
                           PART II - OTHER INFORMATION

Item 5 - Other Information:
         There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

         (a) Exhibits - The following exhibits are filed as a part of this report:

Exhibit No.                                  Exhibit
-----------                                  -------
3.1               Amended and Restated Articles of Incorporation of DCB
                  Financial Corp, incorporated by reference to the Company's
                  Report on Form 10-Q filed with the Commission on November 14,
                  2003.

3.2               Amended and Restated Articles of Incorporation of DCB
                  Financial Corp, incorporated by reference to the Company's
                  Report on Form 10-Q filed with the Commission on November 14,
                  2003.

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

31.1              Certification pursuant to section 302 of the Sarbanes-Oxley
                  Act of 2002

31.2              Certification pursuant to section 302 of the Sarbanes-Oxley
                  Act of 2002

32.1 Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         (a) Reports on Form 8-K - A report on Form 8-K was filed on January 22, 2004 (report date: 1/22/04) - fourth quarter 2004 earnings release.

         (b) Reports on Form 8-K - A report on Form 8-K was filed on April 26, 2004 (report date: 4/26/04) - Corporation's sale of its investment in ProCentury Corporation.

                               DCB FINANCIAL CORP

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DCB FINANCIAL CORP.
                                  --------------------------------------------
                                  (Registrant)

Date: May 7, 2004                 /s/ Jeffrey Benton
                                  --------------------------------------------
                                  (Signature)
                                  Jeffrey Benton
                                  President and Chief Executive Officer

Date: May 7, 2004                 /s/ John A. Ustaszewski
                                  --------------------------------------------
                                  (Signature)
                                  John A. Ustaszewski
                                  Vice President and Chief Financial Officer

                               DCB FINANCIAL CORP

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION                         PAGE NUMBER
-------                       -----------                         -----------
   3.1    Amended and Restated Articles of Incorporation of         NA
          DCB Financial Corp, incorporated by reference to the
          Company's Report on Form 10-Q filed with the
          Commission on November 14, 2003.

   3.2    Amended and Restated Articles of Incorporation of         NA
          DCB Financial Corp, incorporated by reference to the
          Company's Report on Form 10-Q filed with the
          Commission on November 14, 2003.

   4      Instruments Defining the Rights of Security               NA
          Holders. (See Exhibits 3.1 and 3.2.)

   31.1   Certification of Chief Executive Officer pursuant         Page 21
          to section 302 of the Sarbanes-Oxley Act of 2002

   31.2   Certification of Chief Financial Officer pursuant to      Page 22
          section 302 of the Sarbanes-Oxley Act of 2002

   32.1   Certification  pursuant to 18 U.S.C. 1350, as enacted     Page 23
          Pursuant to section 906 of the Sarbanes-Oxley Act
          of 2002

   32.2   Certification  pursuant to 18 U.S.C. 1350, as enacted     Page 24
          Pursuant to section 906 of the Sarbanes-Oxley Act
          of 2002