Form 10-Q
period 2004-06-30
DCB FINANCIAL CORP
filed 2004-08-09
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2004

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            Commission file number:                  0-22387
                                                   -----------

                               DCB Financial Corp
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                  31-1469837
--------------------------------     -----------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

                 110 Riverbend Avenue, Lewis Center, Ohio 43035
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (740) 657-7000
                 ----------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes       X           No
                             ---------            ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

                         Yes       X           No
                             ---------            ----------

As of August 6, 2004, the latest practicable date, 3,934,760 shares of the registrant's no par value common stock were issued and outstanding.

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004


                                Table of Contents





PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements                                                                              Page
                                                                                                           ----

Consolidated Balance Sheets.................................................................................    3

Consolidated Statements of Income ..........................................................................    4

Consolidated Statements of Comprehensive Income.............................................................    5

Condensed Consolidated Statements of Cash Flows.............................................................    6

Notes to the Condensed Consolidated Financial Statements....................................................    7


ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................   11


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.........................................   16


ITEM 4 - Controls and Procedures ...........................................................................   17


PART II - OTHER INFORMATION.................................................................................   18


SIGNATURES   ...............................................................................................   20

                               DCB FINANCIAL CORP
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


Item 1.  Financial Statements
         --------------------

                                                                         June 30,      December 31,
                                                                           2004            2003
                                                                         ---------     ------------
                                                                        (unaudited)
ASSETS
Cash and due from financial institutions                                 $  19,839       $  20,349
Securities available for sale                                               98,466         108,547
Loans held for sale                                                            995              --
Loans and leases                                                           438,394         404,947
Less allowance for loan and lease losses                                    (4,575)         (4,331)
                                                                         ---------       ---------
     Net loans and leases                                                  433,819         400,616
Premises and equipment, net                                                  9,358           9,947
Investment in unconsolidated affiliates                                        195           1,951
Accrued interest receivable and other assets                                12,637          11,887
                                                                         ---------       ---------

         Total assets                                                    $ 575,309       $ 553,297
                                                                         =========       =========

LIABILITIES
Deposits
     Noninterest-bearing                                                 $  79,123       $  78,477
     Interest-bearing                                                      358,455         363,875
                                                                         ---------       ---------
         Total deposits                                                    437,578         442,352
Federal funds purchased and other short-term borrowings                     10,848           4,619
Federal Home Loan Bank advances                                             72,846          49,693
Accrued interest payable and other liabilities                               2,460           6,944
                                                                         ---------       ---------
         Total liabilities                                                 523,732         503,608

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                                    3,780           3,780
Retained earnings                                                           55,616          52,775
Treasury stock, 338,440 shares at June 30, 2004 and
  December 31, 2003                                                         (7,616)         (7,616)
Accumulated other comprehensive income (loss)                                 (203)            750
                                                                         ---------       ---------
         Total shareholders' equity                                         51,577          49,689
                                                                         ---------       ---------

         Total liabilities and shareholders' equity                      $ 575,309       $ 553,297
                                                                         =========       =========

              See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                          Three Months Ended          Six Months Ended
                                                              June 30,                    June 30,
                                                              --------                    --------
                                                        2004           2003          2004           2003
                                                       --------       --------      --------       --------
INTEREST AND DIVIDEND INCOME
     Loans, including fees                             $  5,540       $  5,706      $ 11,311       $ 11,459
         Taxable securities                                 668            730         1,401          1,562
         Tax-exempt securities                              176            163           363            313
         Federal funds sold and other                         1             22             7             56
                                                       --------       --------      --------       --------
              Total interest income                       6,385          6,621        13,082         13,390
INTEREST EXPENSE
     Deposits                                             1,150          1,635         2,389          3,478
     Borrowings                                             649            224         1,209            433
                                                       --------       --------      --------       --------
              Total interest expense                      1,799          1,859         3,598          3,911

NET INTEREST INCOME                                       4,586          4,762         9,484          9,479

Provision for loan and lease losses                         443            355           821            688
                                                       --------       --------      --------       --------

NET INTEREST INCOME AFTER PROVISION FOR
         LOAN AND LEASE LOSSES                            4,143          4,407         8,663          8,791

NONINTEREST INCOME
     Service charges                                        654            654         1,219          1,254
     Trust department income                                140            152           337            307
     Net gains (losses) on sale of securities                --              4            (3)            17
     Net gains (losses) on sale of assets                   (40)           293           (63)           297
     Net gains on sale of loans                              39            391            68            873
     Net gain on sale of unconsolidated affiliate         2,638             --         2,638             --
     Cash management fees                                   131            114           255            264
     Data processing servicing fees                          68            112           131            235
     Other                                                  244            167           453            340
                                                       --------       --------      --------       --------
                                                          3,874          1,887         5,035          3,587
NONINTEREST EXPENSE
     Salaries and other employee benefits                 2,078          2,155         4,004          4,235
     Occupancy and equipment                              1,018            993         1,988          1,986
     Professional services                                   74            340           139            410
     Advertising                                            100             69           164            147
     Postage, freight and courier                            91             96           203            169
     Supplies                                                88             83           123            119
     State franchise taxes                                  137            121           264            241
     Other                                                  742            660         1,266          1,130
                                                       --------       --------      --------       --------
                                                          4,328          4,517         8,151          8,437
                                                       --------       --------      --------       --------

INCOME BEFORE INCOME TAXES                                3,689          1,777         5,547          3,941

Federal Income tax expense                                1,131            569         1,683          1,235
                                                       --------       --------      --------       --------

NET INCOME                                             $  2,558       $  1,208      $  3,864       $  2,706
                                                       ========       ========      ========       ========

Basic and diluted earnings                             $   0.65       $   0.31      $   0.98       $   0.67
     per common share                                  ========       ========      ========       ========


              See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                         Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                              --------                    --------
                                                         2004          2003          2004          2003
                                                        -------       -------       -------       -------
Net income                                              $ 2,558       $ 1,208       $ 3,864       $ 2,706

Less reclassification for realized (gains) losses
     on sale of securities included in operations,
     net of tax                                              --            (3)            2           (11)

Unrealized losses on securities
     available for sale, net of tax                      (1,169)          (79)         (955)         (131)
                                                        -------       -------       -------       -------

Comprehensive income                                    $ 1,389       $ 1,126       $ 2,911       $ 2,564
                                                        =======       =======       =======       =======

              See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                         Six Months Ended
                                                                              June 30,
                                                                              --------
                                                                        2004           2003
                                                                      --------       --------
      Gain on sale of unconsolidated affiliate                        $ (2,638)      $     --
      Increase (decrease) in accrued interest payable and
         other liabilities                                              (4,484)         5,147
      Other operating activities                                         4,876          6,041
                                                                      --------       --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (2,246)        11,188

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                     (23,437)       (34,055)
         Maturities, principal payments and calls                       10,378         25,056
         Sales                                                          21,091         14,158
     Net change in loans                                               (34,020)       (17,064)
     Proceeds from sale of real estate                                      --            340
     Proceeds from sale of unconsolidated affiliate                      4,394             --
     Premises and equipment expenditures                                  (255)          (127)
                                                                      --------       --------
              Net cash flows used in investing activities              (21,849)       (11,692)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Net change in deposits                                             (4,774)         3,787
     Net change in federal funds and other short-term borrowings         6,229             --
     Proceed (repayment) of Federal Home Loan Bank advances             23,153           (234)
     Purchase of treasury stock                                             --         (5,540)
     Sale of treasury stock                                                 --             67
     Cash dividends paid                                                (1,023)          (768)
                                                                      --------       --------
         Net cash provided by (used in) financing activities            23,585         (2,688)
                                                                      --------       --------

Decrease in cash and cash equivalents                                     (510)        (3,192)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          20,349         32,503
                                                                      --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 19,839       $ 29,311
                                                                      ========       ========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for
     Interest on deposits and borrowings                              $  3,610       $  3,963

     Cash dividends declared but unpaid                               $    626       $    393

              See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at June 30, 2004, and its results of operations and cash flows for the three and six month periods ended June 30, 2004 and 2003. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 2003, included in its 2003 Annual Report. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation's 2003 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

Earnings per common share is net income divided by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding was 3,934,760 for the three and six months ended June 30, 2004. The weighted average number of common shares outstanding was 3,966,049 and 4,066,646 for the three and six months ended June 30, 2003. The Corporation has recently introduced and adopted a long-term stock option plan, which calls for the issuance of up to 300,000 shares. As of June 30, 2004, 14,917 shares have been granted, subject to the five year vesting schedule. Fair value of granted options are not disclosed due to materiality. There is no pro forma effect on earnings and earnings per share.

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

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)


NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities available for sale were as follows:

                                                                         Gross        Gross        Estimated
                                                          Amortized   Unrealized   Unrealized        Fair
                                                            Cost         Gains       Losses          Value
                                                            ----         -----       ------          -----

                                                        --------------------June 30, 2004-----------------
     U.S. government agencies                           $   27,638    $       81   $     (311)  $   27,408
     States and political subdivisions                      19,742           296         (187)      19,851
     Corporate bonds                                         8,143             5          (93)       8,055
     Mortgage-backed and related securities                 40,751           366         (496)      40,621
                                                        ----------    ----------   -----------  ----------
              Total debt securities                         96,274           748       (1,087)      95,935

     Equity securities                                       2,499            32           --        2,531
                                                        ----------    ----------   ----------   ----------

     Total securities available for sale                $   98,773    $      780   $   (1,087)  $   98,466
                                                        ==========    ==========   ===========  ==========


The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2004:

                           (Less than 12 months)           (12 months or longer)                            Total
Description of        Number of   Fair   Unrealized   Number of  Fair   Unrealized     Number of  Fair    Unrealized
Securities           investments  value    losses    investments value    losses      investments value     losses
----------           -----------  -----  ----------  ----------- -----  ----------    ----------- -----   ----------
                                                          (Dollars in thousands)
U.S. Government and
  agency obligations       21  $ 18,700  $  (259)          2    $1,483      $(51)          23  $  20,183    $  (311)
State and municipal
  obligations              15     6,305     (165)          1       501       (23)          16      6,806       (187)
Corporate bonds             2     7,920      (93)         --        --        --            2      7,920        (93)
Mortgage-backed
  securities               70    22,470     (445)          4     2,053       (51)          74     24,523       (496)
                           --    ------     -----        ----  -------     ------          --     ------       -----
Total temporarily
  impaired securities     108   $55,395    $(962)          7   $ 4,037    $ (125)         115    $59,432    $(1,087)
                          ===   =======    ======        ====  =======    =======         ===    =======    ========



    Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to recent increases in market interest rates. The fair values are expected to recover as securities approach maturity dates.

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

At June 30, 2004, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at June 30, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                                                    Available for sale
                                                                    ------------------
                                                                    Amortized     Fair
                                                                      Cost        Value
                                                                      ----        -----
Due in one year or less                                          $    1,238   $    1,249
Due from one to five years                                           10,961       10,916
Due from five to ten years                                           17,645       17,508
Due after ten years                                                  25,679       25,641
Mortgage-backed and related securities                               40,751       40,621
                                                                 ----------   ----------

                                                                 $   96,274   $   95,935
                                                                 ==========   ==========

                                                                              9.

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

NOTE 3 - LOANS AND LEASES

Loans and leases were as follows:

                                                                                   June 30,
                                                                                     2004
                                                                                 -----------

         Commercial and industrial                                               $    49,722
         Commercial real estate                                                      160,821
         Residential real estate and home equity                                     148,659
         Real estate construction and land development                                31,489
         Consumer and credit card                                                     44,649
         Lease financing, net                                                          2,489
                                                                                 -----------
                                                                                     437,829
         Add (deduct):  Net deferred loan origination costs                              747
                        Unearned income on leases                                       (182)
                                                                                 -----------

             Total loans receivable                                              $   438,394
                                                                                 ===========


NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                                                            Three months ended              Six months ended
                                                                 June 30,                       June 30,
                                                                 --------                       --------
                                                          2004            2003             2004            2003
                                                          ----            ----             ----            ----

     Beginning balance of period                     $      4,411     $      4,226    $      4,331     $      4,094
     Provision for loan losses                                443              355             821              688
     Loans charged off                                       (332)            (297)           (688)            (554)
     Recoveries                                                53               18             111               74
                                                     ------------     ------------    ------------     ------------

     Balance at end of period                        $      4,575     $      4,302    $      4,575     $      4,302
                                                     ============     ============    ============     ============


Nonperforming loans were as follows:

                                                                          June 30,           December 31,
                                                                            2004                 2003
                                                                            ----                 ----

Loans past due 90 days or more and still accruing                         $     1,392            $   1,252
Nonaccrual loans                                                                1,859                1,614

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses         $             --    $              --
Period-end loans with allocated allowance for loan losses                         442                1,813
                                                                     ----------------    -----------------

     Total                                                           $            442    $           1,813
                                                                     ================    =================

Amount of the allowance for loan losses allocated                    $            207    $             580
                                                                     ================    =================

Average of impaired loans during the period                          $            547    $           2,731
                                                                     ================    =================

                               DCB FINANCIAL CORP
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
            and Results of Operations
            -------------------------

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the "Corporation") at June 30, 2004, compared to December 31, 2003, and the consolidated results of operations for the three and six months ended June 30, 2004, compared to the same periods in 2003. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.


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

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $575,309 at June 30, 2004, compared to $553,297 at December 31, 2003, an increase of $22,012, or 3.98%. The increase is attributed to the Corporation's ability to continue to capture a growing share of the economic development activity with it's geographic region. This growth is mainly attributable to the increases in commercial and commercial real estate, in addition to residential real estate growth.

Cash and cash equivalents decreased $510 from December 31, 2003 to June 30, 2004. This decline is mainly due to the use of cash and cash equivalents to fund loan growth. Total securities decreased $10,081, or 9.29%, from $108,547 at December 31, 2003 to $98,466 at June 30, 2004. The decrease was the result of the proceeds from sales, maturities, calls and principal repayments not being reinvested in order to fund loan growth. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities.

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

At June 30, 2004, all securities were designated as available for sale. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $40,621 at June 30, 2004, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. The Corporation held no structured notes during any period presented.

Total loans and leases increased $33,447, or 8.26%, to $438,394 at June 30, 2004 from $404,947 at December 31, 2003. The increase is attributed mainly to the continued growth of commercial and residential real estate and land development, which were partially off set by a general decline in various industrial and consumer lending categories. Other loan categories in which the Corporation participates, commercial, industrial, and consumer financing, remained relatively stable or experienced small declines in loans outstanding. The Bank's local market continues to experience increases in the amount of commercial real estate development activity. The Bank has no significant loan concentration in any one industry.

Total deposits decreased $4,774, or 1.08%, to $437,578 at June 30, 2004 from $442,352 at December 31, 2003. This is mainly due to the reduction of money market deposit account balances which management believes is due to the competitive pricing on deposits in the Bank's marketplace. Noninterest-bearing deposits increased $646, or .82%, while interest-bearing deposits decreased $5,420, or 1.49%. Because of the decline in overall deposits, the Corporation has used other borrowings, generally FHLB borrowings, to fund its loan growth. Continued reliance on outside funding could increase the Corporation's overall cost of funds.



COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 2004 AND JUNE 30, 2003

NET INCOME. Net income for the three months ended June 30, 2004 totaled $2,558, compared to net income of $1,208 for the same period in 2003. Earnings per share was $.65 for the three months ended June 30, 2004 compared to $.31 for the three months ended June 30, 2003. The increase in earnings is mainly attributed to the sale of the Corporation's investment in ProCentury, which resulted in a pre-tax gain of $2.6 million.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $4,586 for the three months ended June 30, 2004, compared to $4,762 for the same period in 2003. The $176 decrease in the second quarter 2004 compared to 2003 was mainly attributed to a depressed interest rate environment that has caused the spreads earned on the loan and investment portfolios to decline. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank's cost of funds to take advantage of pricing and cash flow opportunities.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $443 for the three months ended June 30, 2004, compared to $355 for the same period in 2003. The growth in the provision is reflective of the overall growth in the Corporation's loan portfolio. Despite the strong loan growth, credit quality showed improvement. Non-accrual loans declined to $1.86 million at June 30, 2004 from $2.85 million at the end of the second quarter 2003. Net charge-offs for the three months ended June 30, 2004 and 2003 were $279. Annualized net charge-offs

                               DCB FINANCIAL CORP
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

for the three months ended June 30, 2004 were 26 basis points compared to 30 basis points for the same period in 2003. Delinquent loans over thirty days remained stable period to period, increasing slightly to 2.0% at June 30, 2004 from 1.92% at June 30, 2003. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan and lease losses at an appropriate level. The allowance for loan and lease losses totaled $4,575, or 1.04% of total loans and leases at June 30, 2004, compared to $4,331, or 1.07% of total loans and leases at December 31, 2003.



NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $1,987, or 105.30%, for the three months ended June 30, 2004, compared to the same period in 2003. The increase was mainly a result of the sale of the organization's entire investment in ProCentury Corporation, a specialty property and casualty insurance holding company based in Westerville, Ohio, as part of ProCentury's initial public offering (IPO) on April 20, 2004. The Corporation originally bought into ProCentury as a passive investment to monitor and review the revenue stream and various products and services. The gain recognized on the sale of ProCentury investment was partially offset by a decrease in the volume of loans sold in the secondary market, which is mainly attributed to retaining these loans within the retail portfolios. In addition, transactional volume from the Bank's retail products remained at or below the previous year's levels.

Total noninterest expense decreased $189, or 4.18%, for the three months ended June 30, 2004, compared to the same period in 2003. The decrease was primarily the result of decreases in salaries and employee benefits and professional and legal fees. Management has reduced staff through attrition, realignment and early retirement opportunities in order to reduce overall salary and benefit costs. The reduction in professional and legal fees is mainly attributed to non-recurring legal costs associated with shareholder matters in the second quarter 2003.

INCOME TAXES. The provision for income taxes totaled $1,131, for an effective tax rate of 30.66%, for the three months ended June 30, 2004 and $569, for an effective tax rate of 32.02%, for the three months ended June 30, 2003. As stated previously, this decline in effective tax rate is primarily attributable to the increase in tax-exempt municipal security holdings and an increase in bank-owned life insurance contracts, whose earnings stream is tax-exempt.



COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
ENDED JUNE 30, 2004 AND JUNE 30, 2003

NET INCOME. Net income for the six months ended June 30, 2004 totaled $3,864, compared to net income of $2,706 for the same period in 2003. Earnings per share was $.98 for the six months ended June 30, 2004 compared to $.67 for the six months ended June 30, 2003. The increase in earnings is mainly attributed to the sale of the Corporation's investment in ProCentury.

NET INTEREST INCOME. Net interest income was $9,484 for the six months ended June 30, 2004, compared to $9,479 for the same period in 2003. The nominal $5 increase for the six months ended June 30, 2004, compared to the same period in 2003 was mainly attributed to a sluggish interest rate environment. The Corporation's interest bearing assets have increased year-to-year, but declining margins have reduced overall net interest income. This margin reduction is generally attributed to the current interest rate environment where loans have been repricing downward at a faster pace than deposit costs.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $821 for the six months ended June 30, 2004, compared to $688 for the same period in 2003. The growth in the provision is reflective of the overall growth in the Corporation's loan portfolio, and to a lesser extent, the increase in net-charge offs between the two periods. Net charge-offs for the six months ended June 30, 2004 were $577 compared to net charge-offs

                               DCB FINANCIAL CORP
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

of $480 for the same period in 2003. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan and lease losses at an appropriate level. The allowance for loan and lease losses totaled $4,575, or 1.04% of total loans and leases at June 30, 2004, compared to $4,331, or 1.07% of total loans and leases at December 31, 2003.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $1,448, or 40.38%, for the six months ended June 30, 2004, compared to the same period in 2003. The increase was mainly a result of the sale of the organization's entire investment in ProCentury Corporation, a specialty property and casualty insurance holding company based in Westerville, Ohio, as part of ProCentury's initial public offering (IPO) on April 20, 2004. The gain totaling $2.6 million recognized on the sale of ProCentury investment was offset by a decrease in the volume of loans sold in the secondary market, which is mainly attributed to retaining these loans within the retail portfolios. In addition, transactional volume from the Bank's retail products remained at or below the previous year's levels.

Total noninterest expense decreased $286, or 3.39%, for the six months ended June 30, 2004, compared to the same period in 2003. The decrease was primarily the result of decreases in salaries and employee benefits, professional services and shareholder matters. Management has reduced staff through attrition, realignment and early retirement opportunities in order to reduce overall salary and benefit costs.

INCOME TAXES. The provision for income taxes totaled $1,683, for an effective tax rate of 30.34%, for the six months ended June 30, 2004 and $1,235, for an effective tax rate of 31.34%, for the six months ended June 30, 2003. The decline in the effective tax rate is attributed to an increase in tax-exempt revenue derived from tax exempt securities and the earnings on bank-owned life insurance.





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

Cash and cash equivalents decreased $510, or 2.51%, to $19,839 at June 30, 2004 compared to $20,349 at December 31, 2003. Cash and equivalents represented 3.45% of total assets at June 30, 2004 and 3.68% of total assets at December 31, 2003. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. The Corporation also has the ability to issue brokered time deposits to supplement deposits raised from its customer base. Management believes the Corporation's liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

                               DCB FINANCIAL CORP
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

CAPITAL RESOURCES

Total shareholders' equity increased $1,888 between December 31, 2003 and June 30, 2004. The increase was primarily due to period earnings of $3,864, partially offset by $953 after-tax decrease in accumulated other comprehensive income and the declaration of $1,023 in dividends.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 11.86% at June 30, 2004, while the Tier 1 risk-based capital ratio was 10.90%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, was 8.98% at June 30, 2004.

The following table sets forth the Corporation's obligations and commitments to make future payments under contract as of June 30, 2003.



                                                            PAYMENT DUE BY YEAR
      CONTRACTUAL OBLIGATIONS
                                                      LESS THAN 1                            MORE THAN 5
                                            TOTAL         YEAR      1-3 YEARS   3-5 YEARS       YEARS
Long-Term Debt Obligations                 $72,846      $ 8,000         $--      $ 5,947       $ 58,899
Capital Lease Obligations                       --           --          --           --             --
Operating Lease Obligations                  5,278          372         817          652          3,437
Loan and Line of Credit
  Commitments                               87,407       87,407          --           --             --
Other Long-Term Liabilities
Reflected on the Corporation's
Balance Sheet under GAAP                        --           --          --           --             --
                                         ---------     --------       -----      -------       --------
Total Contractual Obligations            $ 165,531     $ 95,779       $ 817      $ 6,599       $ 62,336
                                         =========     ========       =====      =======       ========

In the opinion of management, all loan commitments equal or exceed market rates of interest.

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

                               DCB FINANCIAL CORP
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 4.  Controls and Procedures
--------------------------------

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                           Quarter ended June 30, 2004
                           PART II - OTHER INFORMATION

Item 1 -       Legal Proceedings:
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities:
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               There are no matters required to be reported under this item.

Item 4 -       Submission of Matters to a Vote of Security Holders:
               At the Annual Meeting of Shareholders held on May 20, 2004, there were 2,778,965 voting shares present in person or by proxy, which represented 70% of the Corporation's outstanding shares of 3,934,760 as of the record date for the meeting. At the Annual Meeting, two proposals were submitted to the shareholders for a vote. First, the shareholders of the Corporation were asked to consider the Corporation's nominees for directors and to elect four (4 ) directors to serve for a term of three (3) years. The Corporation's nominees for director were: Merrill L. Kaufman, Terry M. Kramer, Edward Powers, and Donald J. Wolf, each of whom were elected. The results of shareholder voting are as follows on all these matters:


               Issue 1 - Election of Directors:
               -------------------------------

               Director                                  Votes for      Votes withheld
               Merril L. Kaufman                         2,756,605          22,359
               Terry M. Kramer                           2,768,669          10,295
               Edward Powers                             2,760,272          18,692
               Donald J. Wolf                            2,766,089          12,875


               Directors continuing in office are: Jeffrey T. Benton, Jerome J. Harmeyer, Vicki Lewis, G. William Parker, William R. Oberfield, Gary M. Skinner, and Adam Stevenson.

               Issue 2 - Long-Term Stock Incentive Plan: Adoption of the Company's long term stock incentive plan.

               Votes for                            Votes against
               2,115,887                               154,223

                               DCB FINANCIAL CORP

                                    FORM 10-Q
                           Quarter ended June 30, 2004
                           PART II - OTHER INFORMATION

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


                  4. Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2.)

                  10 DCB Financial Corp 2004 Long Term Stock Incentive Plan, incorporated by reference to Appendix D of the Company's Definitive Proxy Statement filed with the Commission on April 14, 2004.

                  31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


(a) Reports on Form 8-K - A report on Form 8-K was filed on April 22, 2004 (report date: 4/22/04) - first quarter 2004 earnings release.
(b) Reports on Form 8-K - A report on Form 8-K was filed on April 26, 2004 (report date: 4/26/04) - Corporation's sale of its investment in ProCentury Corporation.
(c) Reports on Form 8-K- A report on Form 8-K was filed on May 20, 2004 (report date: 5/20/04) - Corporation's special dividend to shareholders.
(d) Reports on Form 8-K- A report on Form 8-K was filed on June 18, 2004 (report date: 6/18/04) - Corporations long term incentive plan.

                               DCB FINANCIAL CORP

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DCB FINANCIAL CORP.
                                 -------------------
                                 (Registrant)




Date:  August 6, 2004            /s/ Jeffrey Benton
       --------------            --------------------
                                 (Signature)
                                 Jeffrey Benton
                                 President and Chief Executive Officer




Date:  August 6, 2004            /s/ John A. Ustaszewski
       --------------            -----------------------
                                 (Signature)
                                 John A. Ustaszewski
                                 Vice President and Chief Financial Officer

                               DCB FINANCIAL CORP


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION                                                            PAGE NUMBER
------          -----------                                                            -----------


   3.1         Amended and Restated Articles of Incorporation of DCB                       NA
               Financial Corp, incorporated by reference to the Company's Report on Form 10-Q filed with the Commission on November 14, 2003.

   3.2         Amended and Restated Articles of Incorporation of DCB                       NA
               Financial Corp, incorporated by reference to the Company's Report on Form 10-Q filed with the Commission on November 14, 2003.

   4           Instruments Defining the Rights of Security                                 NA
               Holders. (See Exhibits 3.1 and 3.2.)

   10          DCB Financial Corp 2004 Long Term Stock Incentive                           NA
               Plan, incorporated by reference to Appendix D of
               the Company's Definitive Proxy Statement filed with
               the Commission on April 14, 2004.

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