Form 10-Q
period 2004-09-30
DCB FINANCIAL CORP
filed 2004-11-08
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2004

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

As of November 5, 2004, the latest practicable date, 3,934,760 shares of the registrant's no par value common stock were issued and outstanding.

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2004
--------------------------------------------------------------------------------
                                Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements                                                                                 Page
                                                                                                              ----
Consolidated Balance Sheets.................................................................................    3

Consolidated Statements of Income ..........................................................................    4

Consolidated Statements of Comprehensive Income.............................................................    5

Condensed Consolidated Statements of Cash Flows.............................................................    6

Notes to the Condensed Consolidated Financial Statements....................................................    7


ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................   11


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.........................................   16


ITEM 4 - Controls and Procedures ...........................................................................   17


PART II - OTHER INFORMATION.................................................................................   18


SIGNATURES..................................................................................................   19

                               DCB FINANCIAL CORP
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

--------------------------------------------------------------------------------

Item 1.  Financial Statements

                                                                                    September 30,     December 31,
                                                                                        2004              2003
                                                                                    -------------    --------------
                                                                                     (unaudited)
ASSETS
Cash and due from financial institutions                                            $      20,285    $       20,349
Securities available for sale                                                              98,606           108,547
Loans held for sale                                                                           964                 -
Loans and leases                                                                          460,626           404,947
Less allowance for loan and lease losses                                                   (4,649)           (4,331)
                                                                                    -------------    --------------
     Net loans and leases                                                                 455,977           400,616
Premises and equipment, net                                                                 9,181             9,947
Investment in unconsolidated affiliates                                                       195             1,951
Accrued interest receivable and other assets                                               13,098            11,887
                                                                                    -------------    --------------

         Total assets                                                               $     598,306    $      553,297
                                                                                    =============    ==============

LIABILITIES
Deposits
     Noninterest-bearing                                                            $      68,011    $       78,477
     Interest-bearing                                                                     390,651           363,875
                                                                                    -------------    --------------
         Total deposits                                                                   458,662           442,352
Federal funds purchased and other short-term borrowings                                    17,000             4,619
Federal Home Loan Bank advances                                                            66,140            49,693
Accrued interest payable and other liabilities                                              3,132             6,944
                                                                                    -------------    --------------
         Total liabilities                                                                544,934           503,608

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued                                                                   3,780             3,780
Retained earnings                                                                          56,690            52,775
Treasury stock, 338,440 shares at September 30, 2004 and
  December 31, 2003                                                                        (7,616)           (7,616)
Accumulated other comprehensive income                                                        518               750
                                                                                    -------------    --------------
         Total shareholders' equity                                                        53,372            49,689
                                                                                    -------------    --------------

         Total liabilities and shareholders' equity                                 $     598,306    $      553,297
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

                               DCB FINANCIAL CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,              September 30,
                                                       ----------------------     ----------------------
                                                         2004          2003         2004          2003
                                                       --------      --------     --------      --------
INTEREST AND DIVIDEND INCOME
     Loans, including fees                             $  6,184      $  5,691     $ 17,494      $ 17,150
         Taxable securities                                 719           640        2,120         2,202
         Tax-exempt securities                              167           180          531           493
         Federal funds sold and other                         1            47            7           102
                                                       --------      --------     --------      --------
              Total interest income                       7,071         6,558       20,152        19,947
INTEREST EXPENSE
     Deposits                                             1,248         1,731        3,636         5,210
     Borrowings                                             698           372        1,907           806
                                                       --------      --------     --------      --------
              Total interest expense                      1,946         2,103        5,543         6,016

NET INTEREST INCOME                                       5,125         4,455       14,609        13,931

Provision for loan and lease losses                         497           375        1,318         1,063
                                                       --------      --------     --------      --------

NET INTEREST INCOME AFTER PROVISION FOR
         lOAN AND LEASE LOSSES                            4,628         4,080       13,291        12,868

NONINTEREST INCOME
     Service charges                                        674           718        1,893         1,973
     Trust department income                                158           163          495           470
     Net gains (losses) on sale of securities                --            29           (3)           46
     Gains (losses) on sale of assets                       (49)           --         (112)          293
     Gains on sale of loans                                  65           103          133           980
     Gain on sale of unconsolidated affiliate                --            --        2,638            --
     Cash management fees                                   132           156          387           420
     Data processing servicing fees                          88            75          218           311
     Other                                                  248           196          702           534
                                                       --------      --------     --------      --------
                                                          1,316         1,440        6,351         5,027
NONINTEREST EXPENSE
     Salaries and other employee benefits                 1,920         1,951        5,924         6,186
     Occupancy and equipment                                916         1,034        2,904         3,020
     Professional services                                   64           105          202           515
     Advertising                                             78            94          243           241
     Postage, freight and courier                            83            95          286           264
     Supplies                                                45            77          169           196
     State franchise taxes                                  140           121          404           363
     Other                                                  582           562        1,846         1,688
                                                       --------      --------     --------      --------
                                                          3,828         4,039       11,978        12,473
                                                       --------      --------     --------      --------

INCOME BEFORE INCOME TAXES                                2,116         1,481        7,664         5,422

Federal Income tax expense                                  609           469        2,293         1,704
                                                       --------      --------     --------      --------

NET INCOME                                             $  1,507      $  1,012     $  5,371      $  3,718
                                                       ========      ========     ========      ========

Basic and diluted earnings
     per common share                                  $   0.38      $   0.26     $   1.37      $   0.93
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

                               DCB FINANCIAL CORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                       Three Months Ended         Nine Months Ended
                                                          September 30,             September 30,
                                                       -------------------      --------------------
                                                         2004        2003         2004         2003
                                                       -------     -------      -------      -------
Net income                                             $ 1,507     $ 1,012      $ 5,371      $ 3,718

Less reclassification for realized (gains) losses
     on sale of securities included in operations,
     net of tax                                             --         (19)           2          (30)

Unrealized gains (losses) on securities
     available for sale, net of tax                        721        (617)        (234)        (748)
                                                       -------     -------      -------      -------

Comprehensive income                                   $ 2,228     $   376      $ 5,139      $ 2,940
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

                               DCB FINANCIAL CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        -------------------------
                                                                                          2004             2003
                                                                                        --------         --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
      Gain on sale of unconsolidated affiliate                                          $ (2,638)        $     --
      Increase (decrease) in accrued interest payable and other liabilities               (3,812)           5,179
      Other operating activities                                                           6,711           12,268
                                                                                        --------         --------
         Net cash flows provided by operating activities                                     261           17,447

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                       (36,040)         (57,866)
         Maturities, principal payments and calls                                         14,501           38,730
         Sales                                                                            30,261           23,163
     Net change in loans                                                                 (56,700)         (24,407)
     Proceeds from sale of real estate                                                        --              340
     Proceeds from sale of unconsolidated affiliate                                        4,394               --
     Premises and equipment expenditures                                                    (423)            (229)
                                                                                        --------         --------
         Net cash flows used in investing activities                                     (44,007)         (20,269)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Net change in deposits                                                               16,310            6,049
     Net change in federal funds and other short-term borrowings                          12,381           (1,320)
     Proceed of Federal Home Loan Bank advances                                           16,447           17,438
     Purchase of treasury stock, net                                                          --           (5,473)
     Cash dividends paid                                                                  (1,456)          (1,165)
                                                                                        --------         --------
         Net cash provided by financing activities                                        43,682           15,529
                                                                                        --------         --------

Increase (decrease) in cash and cash equivalents                                             (64)          12,707

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            20,349           32,503
                                                                                        --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 20,285         $ 45,210
                                                                                        ========         ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for
     Interest on deposits and borrowings                                                $  5,458         $  5,986

     Cash dividends declared but unpaid                                                 $    433         $    397

--------------------------------------------------------------------------------
               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at September 30, 2004, and its results of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Corporation for the year ended December 31, 2003, included in its 2003 Annual Report. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation's 2003 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

Earnings per common share is net income divided by the weighted average number of shares of common stock outstanding during the period. The weighted average number of common shares outstanding was 3,934,760 for the three and nine months ended September 30, 2004. The weighted average number of common shares outstanding was 3,934,760 and 4,022,201 for the three and nine months ended September 30, 2003. The Corporation has introduced and adopted a long-term stock option plan in May of 2004, which provides for the issuance of up to 300,000 options. As of September 30, 2004, 14,917 shares have been granted, subject to a five year vesting schedule. The fair value of granted options are not disclosed as there is no pro forma effect on earnings or earnings per share for the three and nine month periods ended September 30, 2004.

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

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities available for sale were as follows:

                                                                       Gross            Gross            Estimated
                                                     Amortized       Unrealized       Unrealized           Fair
                                                       Cost            Gains            Losses             Value
                                                     ---------       ----------       ----------         ---------

                                                     --------------------September 30, 2004-----------------------

U.S. government agencies                             $  28,634        $      89        $     (43)        $  28,680
States and political subdivisions                       19,895              496              (37)           20,354
Corporate bonds                                          8,142                4              (72)            8,074
Mortgage-backed and related securities                  38,254              453             (132)           38,575
                                                     ---------        ---------        ---------         ---------
         Total debt securities                          94,925            1,042             (284)           95,683

Equity securities                                        2,896               27               --             2,923
                                                     ---------        ---------        ---------         ---------

Total securities available for sale                  $  97,821        $   1,069        $    (284)        $  98,606
                                                     =========        =========        =========         =========


The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2004:

                              (Less than 12 months)               (12 months or longer)
                                                                                                                        Total
Description of         Number  of      Fair     Unrealized  Number of    Fair     Unrealized   Number of    Fair     Unrealized
Securities             investments     value     losses     investments  value      losses    investments  value       losses
--------------         -----------    -------   ----------  -----------  ------   ----------  -----------  -------   ----------
                                                          (Dollars in thousands)
U.S. Government and
  agency obligations           16     $12,292     $   (43)        --     $   --     $   --          16     $12,292     $   (43)
State and municipal
  obligations                   9       3,691         (37)        --         --         --           9       3,691         (37)
Corporate bonds                 2       7,940         (72)        --         --         --           2       7,940         (72)
Mortgage-backed
  securities                   39      12,638        (132)        --         --         --          39      12,638        (132)
                          -------     -------     -------      -----     ------     ------     -------     -------     -------
Total temporarily
  impaired securities          66     $36,561     $  (284)        --     $   --     $   --          66     $36,561     $  (284)
                          =======     =======     =======      =====     ======     ======     =======     =======     =======


    Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to recent increases in market interest rates. The fair values are expected to recover as securities approach maturity dates.

--------------------------------------------------------------------------------

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

At September 30, 2004, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at September 30, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                                                    Available for sale
                                                                 -----------------------
                                                                 Amortized       Fair
                                                                   Cost          Value
                                                                 ----------   ----------
Due in one year or less                                          $      581   $      585
Due from one to five years                                           16,985       17,054
Due from five to ten years                                           13,246       13,302
Due after ten years                                                  25,859       26,167
Mortgage-backed and related securities                               38,254       38,575
                                                                 ----------   ----------

                                                                 $   94,925   $   95,683
                                                                 ==========   ==========


--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

NOTE 3 - LOANS AND LEASES

Loans and leases were as follows:

                                                                                 September 30,
                                                                                     2004
                                                                                 -------------

         Commercial and industrial                                               $    54,476
         Commercial real estate                                                      167,895
         Residential real estate and home equity                                     158,838
         Real estate construction and land development                                27,402
         Consumer and credit card                                                     49,354
         Lease financing, net                                                          1,898
                                                                                 -----------
                                                                                     459,863
         Add (deduct):  Net deferred loan origination costs                              889
                        Unearned income on leases                                       (126)
                                                                                 -----------

             Total loans receivable                                              $   460,626
                                                                                 ===========

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                                         Three months ended        Nine months ended
                                            September 30,             September 30,
                                        --------------------      --------------------
                                          2004         2003         2004         2003
                                        -------      -------      -------      -------
Beginning balance of period             $ 4,575      $ 4,302      $ 4,331      $ 4,094
Provision for loan losses                   497          375        1,318        1,063
Loans charged off                          (460)        (482)      (1,148)      (1,035)
Recoveries                                   37           60          148          133
                                        -------      -------      -------      -------

Balance at end of period                $ 4,649      $ 4,255      $ 4,649      $ 4,255
                                        =======      =======      =======      =======


Nonperforming loans were as follows:

                                                                                    September 30,  December 31,
                                                                                        2004            2003
                                                                                    -------------  ------------
Loans past due 90 days or more and still accruing                                    $   1,299       $   1,252
Nonaccrual loans                                                                         1,836           1,614

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses                         $      --       $      --
Period-end loans with allocated allowance for loan losses                                  568           1,813
                                                                                     ---------       ---------

     Total                                                                           $     568       $   1,813
                                                                                     =========       =========

Amount of the allowance for loan losses allocated                                    $     328       $     580
                                                                                     =========       =========

Average of impaired loans during the period                                          $     635       $   2,731
                                                                                     =========       =========

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the "Corporation") at September 30, 2004, compared to December 31, 2003, and the consolidated results of operations for the three and nine months ended September 30, 2004, compared to the same periods in 2003. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $598,306 at September 30, 2004, compared to $553,297 at December 31, 2003, an increase of $45,009, or 8.13%. The increase is attributed to the Corporation's ability to continue to capture a growing share of the economic development activity with its geographic region. This growth is mainly attributable to the increases in commercial and commercial real estate, in addition to residential real estate growth.

Cash and cash equivalents decreased $64 from December 31, 2003 to September 30, 2004. This decline is attributable to the use of cash and cash equivalents to fund loan growth. Total securities decreased $9,941, or 9.16%, from $108,547 at December 31, 2003 to $98,606 at September 30, 2004. The decrease was the result of the proceeds from sales, maturities, calls and principal repayments not being reinvested in order to fund loan growth. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates.

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

At September 30, 2004, all securities were designated as available for sale. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $38,575 at September 30, 2004, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. The Corporation held no structured notes during any period presented.

Total loans and leases increased $55,679, or 13.75%, to $460,626 at September 30, 2004 from $404,947 at December 31, 2003. The increase is attributed mainly to the continued growth of commercial and residential real estate and land development, which were partially off set by a general decline in various industrial and consumer lending categories. Other loan categories in which the Corporation participates, commercial, industrial, and consumer financing, remained relatively stable or experienced small declines in loans outstanding. The Bank's local market continues to experience increases in the amount of commercial real estate development activity. The Bank has no significant loan concentration in any one industry.

Total deposits increased $16,310, or 3.69%, to $458,662 at September 30, 2004 from $442,352 at December 31, 2003. This is mainly due to the increase in public fund interest bearing deposit account balances which management initiated during the third quarter ending September 30, 2004. Noninterest-bearing deposits decreased $10,466, or 13.34%, while interest-bearing deposits increased $26,776, or 7.36%. The Corporation continues to use borrowings, generally FHLB borrowings, to fund its loan growth. Total borrowings increased to $83,140 from $54,312 in order to fund the loans growth during the nine months ended September 30, 2004. Continued reliance on outside funding could increase the Corporation's overall cost of funds.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

NET INCOME. Net income for the three months ended September 30, 2004 totaled $1,507, compared to net income of $1,012 for the same period in 2003. Earnings per share was $.38 for the three months ended September 30, 2004 compared to $.26 for the three months ended September 30, 2003. The increase in earnings is mainly attributed to the increase in net interest margin of the Corporation.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $5,125 for the three months ended September 30, 2004, compared to $4,455 for the same period in 2003. The $670 increase in the third quarter 2004 compared to 2003 was mainly attributed to an increase in the margin and increased loan balances. The increase in the margin is mainly attributable to the rising rate of environment during the third quarter, which allowed earning assets to reprice higher than liabilities and other borrowings. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank's cost of funds to take advantage of pricing and cash flow opportunities.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $497 for the three months ended September 30, 2004, compared to $375 for the same period in 2003. The growth in the provision is reflective of the overall growth in the Corporation's loan portfolio. Though there was strong loan growth, credit quality continued to show improvement. Non-accrual loans declined to $1.84 million at September 30, 2004 from $2.48 million at the end of the third quarter 2003, due primarily to repayments of nonaccrual loans. Net charge-offs for the three months ended September 30, 2004 remained stable at $423, as compared to $422 for the three months ended September 30, 2003.

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

Annualized net charge-offs for the three months ended September 30, 2004 and September 30, 2003 were 31 basis points. Delinquent loans over thirty days improved from period to period, decreasing to 1.22% at September 30, 2004 from 2.10% at September 30, 2003. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan and lease losses at an appropriate level. The allowance for loan and lease losses totaled $4,649, or 1.01% of total loans and leases at September 30, 2004, compared to $4,331, or 1.07% of total loans and leases at December 31, 2003.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income decreased $124, or 8.61%, for the three months ended September 30, 2004, compared to the same period in 2003. The decrease was mainly a result in a decline in the volume of loans sold in the secondary market, as the Bank made a strategic decision to retain a larger percentage of residential real estate loans.

During the third quarter, the Bank's noninterest income was aided by the development of an overdraft assurance program for retail customers. This program automatically funds overdrafted checks for eligible customers on a per item service fee. Also during the quarter the Bank experienced an increase in losses on sales of vehicles returned from lease, generally reflecting the current softness in the pre-owned vehicle market.

Total noninterest expense decreased $211, or 5.22%, for the three months ended September 30, 2004, compared to the same period in 2003. The decrease was primarily the result of decreases in salaries and employee benefits, occupancy and equipment expenses, and professional and legal fees. Management has reduced staff through attrition, realignment and early retirement opportunities in order to reduce overall salary and benefit costs. The decline in occupancy and equipment expenses was mainly attributable to capitalized costs becoming fully depreciated reducing depreciation expense for the 2004 quarter. The reduction in professional and legal fees is mainly attributed to non-recurring legal costs associated with shareholder matters in the third quarter 2003.

INCOME TAXES. The provision for income taxes totaled $609, for an effective tax rate of 28.78%, for the three months ended September 30, 2004 and $469, for an effective tax rate of 31.67%, for the three months ended September 30, 2003. The decline in effective tax rate is primarily attributable to the increase in tax-exempt municipal security holdings and an increase in bank-owned life insurance contracts, whose earnings stream is tax-exempt.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

NET INCOME. Net income for the nine months ended September 30, 2004 totaled $5,371, compared to net income of $3,718 for the same period in 2003. Earnings per share was $1.37 for the nine months ended September 30, 2004 compared to $.93 for the nine months ended September 30, 2003. The increase in earnings is mainly attributed to the sale of the Corporation's investment in ProCentury, an unconsolidated affiliate, and an increase in net interest margin of the Corporation.

NET INTEREST INCOME. Net interest income was $14,609 for the nine months ended September 30, 2004, compared to $13,931 for the same period in 2003. The $678 increase for the nine months ended September 30, 2004, compared to the same period in 2003 was mainly attributed to an increase in the Bank's spread, as well as the growth in loan balances. The spread, or margin increase is generally attributed to the current interest rate environment where loans have been repricing upward at faster pace than deposit costs.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $1,318 for the nine months ended September 30, 2004, compared to $1,063 for the same period in 2003. The growth in the provision is reflective of the overall growth in the Corporation's loan portfolio, and to a lesser extent, the increase in net-

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

charge offs between the two periods. Net charge-offs for the nine months ended September 30, 2004 were $1,000 compared to net charge-offs of $902 for the same period in 2003. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan and lease losses at an appropriate level. The allowance for loan and lease losses totaled $4,649, or 1.01% of total loans and leases at September 30, 2004, compared to $4,331, or 1.07% of total loans and leases at December 31, 2003.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $1,324, or 26.34%, for the nine months ended September 30, 2004, compared to the same period in 2003. The increase was mainly a result of the sale of the Corporation's investment in ProCentury Corporation, a specialty property and casualty insurance holding company. The gain of $2.6 million, recognized on the sale of ProCentury investment was partially offset by a decrease in the volume of loans sold in the secondary market, which is mainly attributed to retaining these loans within the retail portfolios. In addition, transactional volume from the Bank's retail products remained at or below the previous year's levels.

Total noninterest expense decreased $495, or 3.97%, for the nine months ended September 30, 2004, compared to the same period in 2003. The decrease was primarily the result of decreases in salaries and employee benefits, occupancy and equipment expenses, professional services and shareholder matters. Management has reduced staff through attrition, realignment and early retirement opportunities in order to reduce overall salary and benefit costs. A decline in occupancy and equipment expenses was mainly attributable to capitalized costs becoming fully depreciated reducing depreciation expense for the period. The reduction in professional and legal fees is mainly attributed to non-recurring legal costs associated with shareholder matters throughout 2003.

INCOME TAXES. The provision for income taxes totaled $2,293, for an effective tax rate of 29.92%, for the nine months ended September 30, 2004 and $1,704, or an effective tax rate of 31.43%, for the nine months ended September 30, 2003. As stated previously the decline in the effective tax rate is attributed to an increase in tax-exempt revenue derived from tax exempt securities and the earnings on bank-owned life insurance.

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

Cash and cash equivalents decreased $64, or .31%, to $20,285 at September 30, 2004 compared to $20,349 at December 31, 2003. Cash and equivalents represented 3.39% of total assets at September 30, 2004 and 3.68% of total assets at December 31, 2003. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. The Corporation also has the ability to issue brokered time deposits to supplement deposits raised from its customer base. Management believes the Corporation's liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

CAPITAL RESOURCES

Total shareholders' equity increased $3,683 between December 31, 2003 and September 30, 2004. The increase was primarily due to period earnings of $5,371, partially offset by $232 after-tax decrease in accumulated other comprehensive income and the declaration of $1,456 in dividends.

Tier 1 capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Total capital includes Tier 1 capital plus the allowance for loan losses, not to exceed 1.25% of risk weighted assets. Risk-weighted assets are the Corporation's total assets after such assets are assessed for risk and assigned a weighting factor defined by regulation based on their inherent risk.

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 11.63% at September 30, 2004, while the Tier 1 risk-based capital ratio was 10.69%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, was 8.79% at September 30, 2004.

The following table sets forth the Corporation's obligations and commitments to make future payments under contract as of September 30, 2004.


                                                                       PAYMENT DUE BY YEAR
  CONTRACTUAL OBLIGATIONS                    -----------------------------------------------------------------------
                                                            LESS THAN 1                                  MORE THAN 5
                                               TOTAL           YEAR        1-3 YEARS      3-5 YEARS         YEARS
                                             ----------     ----------     ----------     ----------     -----------
Long-Term Debt Obligations                   $   66,140     $    1,575     $    4,850     $    2,784     $   56,931
Operating Lease Obligations                       5,464            558            817            652          3,437
Loan and Line of Credit Commitments             105,564        105,564             --             --             --
Other Long-Term Liabilities
  Reflected on the Corporation's
  Balance Sheet under GAAP                           --             --             --             --             --
                                             ----------     ----------     ----------     ----------     ----------
Total Contractual Obligations                $  177,168     $  107,697     $    5,667     $    3,436     $   60,368
                                             ==========     ==========     ==========     ==========     ==========

In the opinion of management, all loan commitments equal or exceed market rates of interest.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                        Quarter ended September 30, 2004
                           PART II - OTHER INFORMATION

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

               31.1            Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

               31.2            Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

               32.1            Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

               32.2            Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


               (a)             Reports on Form 8-K - A report on Form 8-K was filed on July 22, 2004 (report date: 7/22/04) - second quarter 2004 earnings release.

--------------------------------------------------------------------------------

                               DCB FINANCIAL CORP

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           DCB FINANCIAL CORP
                                           -------------------------------------
                                           (Registrant)


Date:  November 5, 2004                    /s/ Jeffrey Benton
       ----------------                    -------------------------------------
                                           (Signature)
                                           Jeffrey Benton
                                           President and Chief Executive Officer




Date:  November 5, 2004                    /s/ John A. Ustaszewski
       ----------------                    -------------------------------------
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