Form 10-K
period 2004-12-31
DCB FINANCIAL CORP
filed 2005-03-16
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 0-22387

                               DCB FINANCIAL CORP
             (Exact name of registrant as specified in its charter)

                  OHIO                                           31-1469837
     (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

 110 Riverbend Ave., Lewis Center, Ohio                             43035
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

At June 30, 2004, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on a common share price of $23.45 per share (such price being the average of the bid and asked prices on such date) was $85,187,894.

At March 1, 2005, the registrant had 3,934,760 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II of Form 10-K - Portions of the Annual Report to Shareholders for the year ended December 31, 2004.

Part III of Form 10-K - Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of DCB Financial Corp.

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

     (B)  NARRATIVE DESCRIPTION OF BUSINESS

          The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, trust, and other wealth management services. The Bank also provides cash management, bond registrar and paying agent services. Through its own computer department, the Bank provides data processing and other bank operational services to other financial institutions; however, such services are not a significant part of operations or revenue.

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

          The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. At year-end 2004, deposits of public funds (funds of governmental agencies and municipalities) were 19.0% of total deposits. This amount can fluctuate, but generally not by a material amount. No material industry or group concentrations exist in the loan portfolio.

          Certain risks are involved in granting loans, primarily related to the borrowers' ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower's repayment capacity, past and current credit history, the collateral being used to secure the transaction in case the customer does not repay the debt, the borrower's character and other factors. Once the decision has been made to extend credit, the Bank's independent loan review function and credit officer monitor these factors throughout the life of the loan. All credit relationships of $575,000 or more are reviewed annually, as are 30% of credit relationships from $250,000 to $575,000, 20% of credit relationships from $100,000 to $250,000 (excluding residential mortgages), and 10% of residential mortgages from $100,000 to $250,000. Loan review performs a limited scope review of a minimum of 30 percent of all new loans booked. In addition, any loan identified as a problem credit by management or that during the loan review is assigned to the Bank's loan "watch list," is subject to ongoing monitoring by the loan review and the Bank's credit quality committee to ensure appropriate action is taken if deterioration occurs.

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

          The Bank also has a small leasing portfolio, which mainly consists of retail auto leases. Effective 2004, the Bank no longer offered retail auto leasing and expects this portfolio to decline as losses mature. The vehicle lease portfolio includes new and late model automobiles and light trucks with original terms from 12 to 60 months. The Bank also had provided lease financing to businesses for commercial equipment. This line of business represents a very small portion of the overall leasing portfolio. The Bank's may continue to offer leases on new and used equipment with flexible terms, though generally the term of a given lease is limited to some extent by the type of equipment and its useful life. Average lease terms for commercial equipment leases typically range from 3 to 8 years.

          EMPLOYEES

          At December 31, 2004, the Bank employed 216 employees, 175 of whom were full-time. The Bank offers a number of employee benefits such as health, dental and life insurance, as well as education assistance for qualified employees. A 401(k) retirement plan is also available for eligible employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. All of the Corporation's employees are also employed by the Bank.

          COMPETITION

          The Bank operates in a highly competitive industry due to statewide and interstate branching by banks, savings and loan associations and credit unions. In its primary market area of Delaware County, Ohio and surrounding counties, the Bank competes for new deposit dollars and loans with several financial service companies, including large regional and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. According to the most recent market data, there are approximately fifteen other deposit taking and lending institutions competing in the Bank's market. In addition, according to the market data, the Bank currently ranks first in market share with approximately 36% of the market. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank's investment portfolio, and which rates are used as indices on various loan products. The Bank is competitive with interest rates and loan fees that it charges, in pricing and variety of accounts it offers to the depositor. The dominant pricing mechanism on loans is the Prime interest rate as published in the Wall Street Journal. The interest spread over Prime depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are reviewed weekly by management and are normally discussed by the Asset/Liability Committee on a monthly basis. The Bank's primary objective in setting deposit rates is to remain competitive in the market area, develop funding opportunities while earning an adequate interest rate margin.

          SUPERVISION AND REGULATION

          The business in which the Bank and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies. The Bank is subject to supervision, regulation and periodic examination by the State of Ohio Superintendent of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The supervision, regulation and examination to which The Bank and its subsidiaries are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of security holders.

          Earnings of the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks' relationships with many phases of the securities business and capital adequacy and liquidity restraints. As a financial holding company, the Corporation is subject to supervision, regulation and periodic examination by the Federal Reserve Board, and is subject to the rules of the SEC.

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

          FDICIA

          The Federal Deposit Insurance Corporation Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. As of December 31, 2004, the Corporation and the Bank were both considered well capitalized based on the guidelines implemented by the Federal Reserve and FDIC.

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

I DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

          The information required by this item can be found on Pages 12-14 of the Company's Annual Report to Shareholders. Such information is incorporated herein by reference.

II   INVESTMENT PORTFOLIO

     The following table sets forth the carrying amount of securities at December 31, 2004, 2003 and 2002.

              (In thousands)                  2004      2003       2002
              --------------                -------   --------   -------
AVAILABLE FOR SALE
   U.S. government agencies                 $26,787   $ 38,597   $29,995
   States and political subdivisions         19,710     21,076    14,425
   Corporate bonds                            8,073      8,215       247
   Mortgage-backed and related securities    41,470     38,201    49,448
                                            -------   --------   -------
      Total debt securities                  96,040    106,089    94,115
   Other securities                           2,939      2,458     2,362
                                            -------   --------   -------
                                            $98,979   $108,547   $96,477
                                            =======   ========   =======

     The following table sets forth information regarding scheduled maturities, fair value and weighted average yields of the Corporation's debt securities at December 31, 2004. The weighted average yield has been computed using the historical amortized cost for securities available for sale. The weighted average yield on tax-exempt obligations is computed on a taxable equivalent basis based on the Corporation's marginal federal income tax rate of 34%.

                                          ONE       FIVE
                                ONE     THROUGH   THROUGH    AFTER
                                YEAR      FIVE      TEN       TEN     FAIR VALUE
       (In thousands)         OR LESS    YEARS     YEARS     YEARS       TOTAL
       --------------         -------   -------   -------   -------   ----------
AVAILABLE FOR SALE
   U.S. government agencies    $2,027   $11,812   $ 9,886   $ 3,062     $26,787
   States and political
      subdivisions                132     2,233     3,169    14,176      19,710
   Corporate bonds                132        --        --     7,941       8,073
   Mortgage-backed and
      related securities           --     7,352     6,533    27,585      41,470
                               ------   -------   -------   -------     -------
                               $2,291   $21,397   $19,588   $52,764     $96,040
                               ======   =======   =======   =======     =======
Weighted average yield          3.358%    3.871%    4.706%    3.642%      3.789%
                               ======   =======   =======   =======     =======

III  LOAN PORTFOLIO

     TYPES OF LOANS

     The amounts of gross loans outstanding at December 31, 2004, 2003, 2002, 2001, and 2000 are shown in the following table.

       (In thousands)           2004       2003       2002       2001       2000
       --------------         --------   --------   --------   --------   --------
Commercial and industrial     $ 49,184   $ 51,709   $ 45,543   $ 52,534   $ 48,262
Commercial real estate         175,796    156,836    144,646    124,537    101,891
Residential real estate and
   home equity                 170,010    117,098     87,548     88,797     84,987
Real estate construction        34,199     30,120     37,603     34,212     32,493
Consumer and credit card        51,844     44,467     48,409     52,993     51,107
Lease financing                  1,405      3,932      6,412      9,520     12,278
                              --------   --------   --------   --------   --------
                              $482,438   $404,162   $370,161   $362,593   $331,018
                              ========   ========   ========   ========   ========

     RISK ELEMENTS

               NONACCRUAL AND PAST DUE LOANS

               The following table summarizes nonaccrual loans and accruing loans past due greater than 90 days or more at December 31, 2004, 2003, 2002, 2001, and 2000.

     (In thousands)        2004     2003     2002     2001     2000
     --------------       ------   ------   ------   ------   ------
Nonaccrual loans          $1,879   $1,614   $3,387   $3,390   $1,278
Accruing loans past due
   90 days or more        $1,544   $1,252   $  187   $  200   $  205

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

               The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $128, $163, and $259 for the years ended December 31, 2004, 2003, and 2002, respectively.

               POTENTIAL PROBLEM LOANS

               In addition to the loans noted above, management performs a quarterly analysis of impaired loans. A business loan is classified as impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans or loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for other loans. There were no impaired loans not included in nonaccrual, past due, or restructured loans at December 31, 2004.

               LOAN CONCENTRATIONS

               At year-end 2004, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III above.

     OTHER INTEREST-BEARING ASSETS

          At year-end 2004, there were no other interest-bearing assets required to be disclosed under Item III if such assets were loans.

IV   SUMMARY OF LOAN LOSS EXPERIENCE

     ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

          The following table sets forth the activity in the Corporation's allowance for loan and lease losses for the years ended December 31, 2004, 2003, 2002, 2001, and 2000.

        (In thousands)            2004      2003      2002     2001     2000
-----------------------------   -------   -------   -------   ------   ------
Balance at beginning of year    $ 4,331   $ 4,094   $ 3,596   $3,334   $2,793
Loans charged off:
   Commercial                      (628)     (654)   (1,989)    (278)    (115)
   Commercial real estate          (102)      (60)      (73)      --      --
   Residential real estate
      and home equity               (60)       --        (1)      --       --
   Real estate construction          --        --        --       --       --
   Consumer and credit card        (524)     (631)     (513)    (487)    (391)
   Lease financing                  (71)       --       (74)      --       --
                                --------  -------   --------  ------   ------
      Total loans charged off    (1,385)   (1,345)   (2,650)    (765)    (506)
                                --------  -------   -------   ------   ------

Loan recoveries:
   Commercial                        21        50        91       28       18
   Commercial real estate            --        --        --       --       --
   Residential real estate
      and home equity                --        --        --       --       --
   Consumer and credit card         154       114       102      126      118
   Lease financing                    1        --         5        1        3
                                -------   -------   -------   ------   ------
      Total loan recoveries         176       164       198      155      139
                                -------   -------   -------   ------   ------

Net loans charged off            (1,209)   (1,181)   (2,452)    (610)    (367)
Provision for loan losses         1,696     1,418     2,950      872      908
                                -------   -------   -------   ------   ------
Balance at end of year          $ 4,818   $ 4,331   $ 4,094   $3,596   $3,334
                                =======   =======   =======   ======   ======

Ratio of net charge-offs to
   average loans outstanding       0.28%     0.31%     0.66%    0.18%    0.12%
                                =======   =======   =======   ======   ======

     ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

          The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios. While management's periodic analysis of the adequacy of allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-off that occur.

(In thousands)

                                          Percentage of               Percentage of               Percentage of
                                          Loans in Each               Loans in Each               Loans in Each
                              Allowance    Category to    Allowance    Category to    Allowance    Category to
                                Amount     Total Loans      Amount     Total Loans      Amount     Total Loans
                              ---------   -------------   ---------   -------------   ---------   -------------
                                 December 31, 2004           December 31, 2003           December 31, 2002
                                -------------------         -------------------         -------------------
Commercial and industrial       $3,240        10.18%        $2,345        12.77%        $2,120        12.30%
Commercial real estate             225        36.37            698        38.92            891        39.08
Residential real estate
   and home equity                 245        35.35            318        28.92             66        23.65
Real estate construction            --         7.08             --         7.44             20        10.16
Consumer and credit card         1,074        10.73            970        10.98            706        13.08
Lease financing                     34          .29             --          .97             55         1.73
Unallocated                         --           --             --           --            236           --
                                ------       ------         ------       ------         ------       ------
     Total                      $4,818       100.00%        $4,331       100.00%        $4,094       100.00%
                                ======       ======         ======       ======         ======       ======

                                 December 31, 2001           December 31, 2000
                                -------------------         -------------------
Commercial and industrial       $1,765        14.49%        $1,247        14.61%
Commercial real estate              94        34.35            174        30.73
Residential real estate
   and home equity                 116        24.49             73        25.89
Real estate construction            57         9.44             24         9.80
Installment and credit card        799        14.62            691        15.73
Lease financing                     68         2.63             76         3.23
Unallocated                        697           --          1,049           --
                                ------       ------         ------       ------
     Total                      $3,596       100.00%        $3,334       100.00%
                                ======       ======         ======       ======

V    DEPOSITS

     SCHEDULE OF AVERAGE DEPOSIT AMOUNTS AND RATES

          1 Average balance of noninterest-bearing demand deposits totaled $64,838, $76,430, and $73,213, for the years ended December 31, 2004,
          2003 and 2002. Additional detail regarding the make-up of the Corporations' average deposit balances and related interest expense can be found on page 12 of the attached Annual Report to Shareholders.

     MATURITY ANALYSIS OF TIME DEPOSITS GREATER THAN $100,000

          The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2004.

                  (In thousands)
                  --------------
          Three months or less             $18,850
          Over three through six months     26,984
          Over six through twelve months     3,887
          Over twelve months                18,097
                                           -------
          Total                            $67,818
                                           =======

VI   RETURN ON EQUITY AND ASSETS

     Refer to Page 3 of the attached Annual Report to Shareholders.

VII  SHORT-TERM BORROWINGS

     Average outstanding balances of short-term borrowings for the years ending December 31, 2004, 2003 and 2002 were less than 30% of shareholders' equity at such dates.

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

9. Marysville Downtown Office, 108 South Main Street, Marysville, Ohio 43040 (leased)

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

20.  ATM Express Bank, 707 W. Cherry Street, Sunbury, Ohio 43074 (leased)

Management considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All the properties owned by the Bank are unencumbered by any mortgage or security interest and are, in management's opinion, adequately insured.

ITEM 3 LEGAL PROCEEDINGS

There is no pending litigation of a material nature, other than routine litigation incidental to the business of the Corporation and Bank, to which the Corporation or any of its subsidiaries is a party or of which any of their property is the subject. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest, which is adverse to the Corporation or Bank. There is no routine litigation in which the Corporation or Bank is involved, which is expected to have a material adverse impact on the financial position or results of operations of the Corporation or Bank.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders in the fourth quarter of 2004.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item is set forth in the Company's Annual Report to Shareholders under the section captioned "Common Stock and Shareholder Matters." Such information is incorporated herein by reference. DCB did not purchase any of its common shares in the fourth quarter of 2004.

The Bank acts as transfer agent for the Corporation's common stock.

ITEM 6 SELECTED FINANCIAL DATA

The information required by this item is set forth in the Company's Annual Report to Shareholders under the section captioned "Selected Consolidated Financial Information and Other Data." Such information is incorporated herein by reference.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is set forth in the Company's Annual Report to Shareholders under the section captioned "Asset and Liability Management and Market Risk." Such information is incorporated herein by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning on Page 18 of the Company's Annual Report to Shareholders. Such information is incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disclosures required under this Item were previously made pursuant to a report on Form 8-K filed with the SEC on March 21, 2003.

ITEM 9A CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

RIDER 9A

Management's annual report on internal control over financial reporting and the related attestation report of Grant Thornton LLP, the Company's independent registered public accounting firm, are not provided as part of this annual report on Form 10-K. In reliance upon a 45 day extension granted pursuant to an exemptive order issued by the Securities and Exchange Commission on November 30, 2004, management of the Company intends to submit these items as an amendment to this report on Form 10-K not later than April 29, 2005.

ITEM 9B OTHER INFORMATION
None

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2005 Annual Meeting, under the sections captioned "Election of Directors and Information with Respect to Directors and Officers," and "Section 16(A) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

The Company's Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers, and employees, including its principal executive, principal financial, and principal accounting officers. A copy of the code of ethics will be provided, at no cost, upon written request to the attention of Mr. Donald R. Blackburn, Vice President and Secretary, at the Company's main office, 110 Riverbend Avenue Lewis Center, Ohio. In addition, a copy of the Code of Ethics and Business Conduct is posted on our website at http: //www.dcbfinancialcorp.com. In the event we make any amendment to, or grant any waiver of, a provision of the Code of Ethics and Business Conduct that applies to the principal executive officer, a principal financial officer, principal accounting officer, or controller, or persons performing similar functions that require disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the reasons for it, and the nature of any waiver, the name of the person to whom it was granted, and the date, on our internet website.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2005 Annual Meeting, under the section captioned "Executive Compensation and Other Information" and "Committees and Compensation of the Board of Directors." Such information is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information about beneficial ownership of DCB common shares required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2005 annual meeting, under the section captioned "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                              Number of securities
                                  Number of securities to be                                remaining available for
                                    issued upon exercise of    Weighted-average exercise     future issuance under
                                     outstanding options,         price of outstanding     equity compensation plans
                                      warrants and rights        options, warrants and       (excluding securities
                                                                         rights             reflected in column (a))
                                  --------------------------   -------------------------   -------------------------
                                              (a)                         (b)                         (c)
Equity compensation plans
   approved by security holders             15,105                       $23.40                     284,895

Equity compensation plan not
   approved by security holders                  0                            0                           0
                                            ------                       ------                     -------
Total                                       15,105                       $23.40                     284,895
                                            ======                       ======                     =======

On May 20, 2004 the Company's shareholders approved the DCB Financial Corp 2004 Long-Term Sock Incentive Plan. This plan authorizes the issuance of up to 300,000 DCB common shares upon exercise of stock options awarded under the plan and in the form of restricted stock and stock awards. Beginning in June 2005, the Company intends to expense these options under the methodology set forth in FAS 123. Options are granted for a maximum of ten years. The options vest at a rate of 20% annual over five years, assuming credited service by the designated employee.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2005 Annual Meeting, under the section captioned "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2005 Annual Meeting under the section captioned "Information Concerning Independent Registered Public Accountants", and such information is incorporated herein by reference.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  DOCUMENTS FILED AS PART OF FORM 10-K

          1 The following consolidated financial statements appear in the 2004 Annual Report to Shareholders and are incorporated herein by reference.

               Report of Independent Registered Public Accounting Firm      Page  46
               Consolidated Balance Sheets                                  Page  17
               Consolidated Statements of Income                            Page  18
               Consolidated Statement of Comprehensive Income               Page  19
               Consolidated Statements of Changes in Shareholders' Equity   Page  20
               Consolidated Statements of Cash Flows                        Page  21
               Notes to Consolidated Financial Statements                   Pages 23

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

               10.2 Employment agreement with Mr. Whitney (incorporated by reference to Registrant's Form 10-K, File No. 0-22387, effective March 25, 1998)

               10.3 Employment agreement with Mr. Bernon (incorporated by reference to Registrant's Form 10-K, File No. 0-22387, effective March 27, 2000)

               10.4 Employment agreement by and between DCB Financial Corp, its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Jeffrey Benton (incorporated by reference to Registrant's Form 8-K, File No. 0-22387, effective March 7, 2005).

               10.5   DCB Financial Corp 2004 Long-Term Stock Incentive Plan
                      (incorporated by reference to Appendix D to our Proxy
                      Statement, as filed with the SEC on Schedule 14A on April
                      14, 2004)

               11     Statement Regarding Computation of Per Share Earnings

               13     Annual Report to Shareholders

               21     Subsidiaries of DCB Financial Corp

               23.1   Consent of Independent Registered Public Accounting Firm

               23.2   Consent of Independent Registered Public Accounting Firm

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

Dated: March 16, 2005                   DCB FINANCIAL CORP


                                        By: /s/ JEFFREY BENTON
                                            ------------------------------------
                                            Jeffrey Benton, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  March 16, 2005

              Signatures                                  Title
              ----------                                  -----


/s/ JEFFREY BENTON                      President (Principal Executive Officer),
-------------------------------------   CEO and Director
Jeffrey Benton


/s/ JOHN A. USTASZEWSKI                 Vice President and Chief Financial
-------------------------------------   Officer (Principal Financial Officer)
John A. Ustaszewski


/s/ G. WILLIAM PARKER                   Director, Chairman of the Board
-------------------------------------
G. William Parker


/s/ JEROME J. HARMEYER                  Director
-------------------------------------
Jerome J. Harmeyer


/s/ WILLIAM R. OBERFIELD                Director
-------------------------------------
William R. Oberfield


/s/ EDWARD A. POWERS                    Director
-------------------------------------
Edward A. Powers


/s/ GARY M. SKINNER                     Director
-------------------------------------
Gary M. Skinner



/s/ TERRY M. KRAMER                     Director
-------------------------------------
Terry M. Kramer


/s/ VICKI J. LEWIS                      Director
-------------------------------------
Vicki J. Lewis


/s/ ADAM STEVENSON                      Director
-------------------------------------
Adam Stevenson


/s/ DONALD J. WOLF                      Director
------------------
Donald J. Wolf

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                           DESCRIPTION OF DOCUMENT
-------                           -----------------------
  3.1     Amended Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant's Form S-4, File No. 333-15579, effective
          January 10, 1997)

  3.2     Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant's Form S-4, File No. 333-15579, effective January 10,
          1997)

  10.1 Resignation, Release, and Post-Employment Covenants Agreement by and between DCB Financial Corp, its wholly-owned subsidiary The Delaware
          County Bank and Trust Company, and Larry D. Coburn (incorporated by reference to Registrant's report on Form 8-K, filed with the Commission on November 21, 2002)

  10.2    Employment agreement with Mr. Whitney (incorporated by reference to
          Registrant's 1997 Form 10-K, File No. 0-22387, effective March 25,
          1998)

  10.3    Employment agreement with Mr. Bernon (incorporated by reference to
          Registrant's 1997 Form 10-K, File No. 0-22387, effective March 27,
          2000)

  10.4 Employment agreement by and between DCB Financial Corp, its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Jeffrey Benton (incorporated by reference to Registrant's Form
          8-K, File No. 0-22387, effective March 7, 2005).

  10.5 DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D to our Proxy Statement, as filed with the SEC on Schedule 14A on April 14, 2004)

  11      Statement Regarding Computation of Per Share Earnings

  13      Annual Report to Shareholders

  21      Subsidiaries of DCB Financial Corp

  23.1    Consent of Independent Registered Public Accounting Firm

  23.2    Consent of Independent Registered Accounting Firm

  31.1    Rule 13a-14 (a)  Certifications

  31.2    Rule 13a-14 (a)  Certifications

  32.1    Section 1350 Certifications

  32.2    Section 1350 Certifications