Form 10-K/A
period 2004-12-31
DCB FINANCIAL CORP
filed 2005-04-15
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark one)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM _____________________ TO ______________________

                         COMMISSION FILE NUMBER 0-22387

                               DCB FINANCIAL CORP
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                              31-1469837
 ------------------------------                            ------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

 110 RIVERBEND AVE., LEWIS CENTER, OHIO                           43035
 --------------------------------------                         ---------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (740) 657-7000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Shares, No par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

At June 30, 2004, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on a common share price of $23.45 per share (such price being the average of the bid and asked prices on such date) was $85,187,894.

At March 1, 2005, the registrant had 3,934,760 common shares outstanding.

                                EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This amendment is being filed to report (1) our management report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm and (2) the retirement of a director.

                                     PART II

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of DCB Financial Corp (the "Corporation") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Corporation's management assessed the effectiveness of the Corporation's internal control over financial reporting at December 31, 2004, as required by
Section 404 of the Sarbanes Oxley Act of 2002. Management's assessment is based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Corporation maintained effective internal control over financial reporting as of December 31, 2004. Based on this assessment, management believes that the Corporation maintained effective control over financial reporting as of December 31, 2004.

The independent registered public accounting firm that audited DCB Financial Corp's consolidated financial statements included in its Annual Report for the year ended December 31, 2004, has issued an attestation report on internal control over financial reporting as of December 31, 2004, and management's assessment of internal control over financial reporting. This report follows.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of DCB Financial Corp

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that DCB Financial Corp. (the Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DCB Financial Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corp.'s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that DCB Financial Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the control criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, DCB Financial Corp. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated balance sheets of DCB Financial Corp. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows for each of the two years then ended, and our report dated March 11, 2005, expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Cincinnati, Ohio
March 29, 2005

ITEM 9B. OTHER INFORMATION

As previously reported to shareholders, Merrill Kaufman retired from the Board of Directors of DCB Financial Corp on September 15, 2004, effective October 1, 2004, consistent with DCB Financial Corp's age limit for its directors.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

            23    Consent of Independent Registered Public Accountants

            31.1  Rule 13a-14 (a) Certification

            31.2  Rule 13a-14 (a) Certification

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2005                  DCB FINANCIAL CORP

                                       By: /s/ Jeffrey T. Benton
                                           ----------------------------------
                                           Jeffrey T. Benton, President & CEO

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
-------                       -----------------------
  23        Consent of Independent Registered Public Accounting Firm

  31.1      Rule 13a-14 (a) Certification

  31.2      Rule 13a-14 (a) Certification