Form 10-Q
period 2005-03-31
DCB FINANCIAL CORP
filed 2005-05-10
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2005

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

                                 (740) 657-7000
                         ------------------------------
                         (Registrant's telephone number)

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

                        Yes [X]        No [ ]

As of May 6, 2005, the latest practicable date, 3,934,760 shares of the registrant's no par value common stock were issued and outstanding.

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2005

                                Table of Contents

PART I - FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
ITEM 1 - Financial Statements

Consolidated Balance Sheets.....................................................    3

Consolidated Statements of Income ..............................................    4

Consolidated Statements of Comprehensive Income ................................    5

Condensed Consolidated Statements of Cash Flows.................................    6

Notes to the Condensed Consolidated Financial Statements........................    7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................   14

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.............   18

ITEM 4 - Controls and Procedures ...............................................   19

PART II - OTHER INFORMATION.....................................................   20

SIGNATURES   ...................................................................   22

                               DCB FINANCIAL CORP
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

Item 1. Financial Statements

                                                                    March 31,   December 31,
                                                                      2005          2004
                                                                   -----------  ------------
                                                                   (unaudited)
ASSETS
Cash and due from financial institutions                            $  12,648    $  11,238
Securities available for sale                                          97,322       98,979
Loans held for sale                                                     1,836        1,122
Loans and leases                                                      507,436      483,305
Less allowance for loan and lease losses                               (5,115)      (4,818)
                                                                    ---------    ---------
     Net loans and leases                                             502,321      478,487
Premises and equipment, net                                             8,636        8,846
Bank owned life insurance                                               8,553        8,457
Accrued interest receivable and other assets                            5,336        4,556
                                                                    ---------    ---------

         Total assets                                               $ 636,652    $ 611,685
                                                                    =========    =========

LIABILITIES
Deposits
     Noninterest-bearing                                            $  65,302    $  65,148
     Interest-bearing                                                 402,092      389,426
                                                                    ---------    ---------
         Total deposits                                               467,394      454,574
Federal funds purchased and other short-term borrowings                22,623        5,215
Federal Home Loan Bank advances                                        89,419       95,813
Accrued interest payable and other liabilities                          2,222        1,822
                                                                    ---------    ---------
         Total liabilities                                            581,658      557,424

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
  4,273,200 shares issued at March 31, 2005 and December 31, 2004       3,780        3,780
Retained earnings                                                      59,065       57,862
Treasury stock, 338,440 shares at March 31, 2005 and
  December 31, 2004                                                    (7,616)      (7,616)
Accumulated other comprehensive income (loss)                            (235)         235
                                                                    ---------    ---------
         Total shareholders' equity                                    54,994       54,261
                                                                    ---------    ---------

         Total liabilities and shareholders' equity                 $ 636,652    $ 611,685
                                                                    =========    =========

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                 2005        2004
                                                                -------    -------
INTEREST AND DIVIDEND INCOME
     Loans                                                      $ 7,218    $ 5,771
     Taxable securities                                             760        733
     Tax-exempt securities                                          184        186
     Federal funds sold and other                                     -          6
                                                                -------    -------
         Total interest income                                    8,162      6,696

INTEREST EXPENSE
     Deposits                                                     1,818      1,238
     Borrowings                                                     850        560
                                                                -------    -------
         Total interest expense                                   2,668      1,798

NET INTEREST INCOME                                               5,494      4,898

Provision for loan and lease losses                                 470        378
                                                                -------    -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES     5,024      4,520

NONINTEREST INCOME
     Service charges on deposit accounts                            571        564
     Trust department income                                        165        197
     Net loss on sales of securities                                  -         (3)
     Net loss on sales of assets                                    (12)       (22)
     Gains on sale of loans                                          49         30
     Gain on sale of investment in unconsolidated affiliate         184          -
     Treasury management fees                                       101        123
     Data processing servicing fees                                  73         62
     Other                                                          286        210
                                                                -------    -------
                                                                  1,417      1,161
NONINTEREST EXPENSE
     Salaries and other employee benefits                         2,212      1,926
     Occupancy and equipment                                        880        970
     Professional services                                          182         64
     Advertising                                                     87         61
     Postage, freight and courier                                    94        112
     Supplies                                                        61         32
     State franchise taxes                                          108        127
     Other                                                          474        531
                                                                -------    -------
                                                                  4,098      3,823
                                                                -------    -------

INCOME BEFORE INCOME TAXES                                        2,343      1,858

Federal income tax expense                                          707        552
                                                                -------    -------

NET INCOME                                                      $ 1,636    $ 1,306
                                                                =======    =======

Basic and diluted earnings per common share                     $  0.42    $  0.33
                                                                =======    =======

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     2005       2004
                                                   -------    -------
Net income                                         $ 1,636    $ 1,306

Less reclassification for realized losses on sale
     of securities included in operations,
     net of tax effects                                  -          2

Unrealized gains (losses) on securities
     available for sale, net of tax effects           (470)       214
                                                   -------    -------

Comprehensive income                               $ 1,166    $ 1,522
                                                   =======    =======

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             --------------------
                                                                               2005        2004
                                                                             --------    --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                  $    976    $    273

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                             (8,033)    (10,344)
         Maturities, principal payments and calls                               4,464       3,841
         Sales                                                                  5,020      17,132
     Net change in loans                                                      (24,341)    (10,146)
     Premises and equipment expenditures                                          (77)       (155)
                                                                             --------    --------
              Net cash flows provided by (used in) investing activities       (22,967)        328

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Net change in deposits                                                    12,820      (7,000)
     Net change in federal funds purchased and other short-term borrowings     17,408      (3,864)
     Proceeds (repayment) of Federal Home Loan Bank advances                   (6,394)      4,538
     Cash dividends paid                                                         (433)       (392)
                                                                             --------    --------
         Net cash provided by (used in) financing activities                   23,401      (6,718)
                                                                             --------    --------

Net change in cash and cash equivalents                                         1,410      (6,117)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               11,238      20,349
                                                                             --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 12,648    $ 14,232
                                                                             ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for
     Interest on deposits and borrowings                                     $  2,292    $  1,714

     Cash dividends declared but unpaid                                      $    433    $    397

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the "Corporation") at March 31, 2005, and its results of operations and cash flows for the three month periods ended March 31, 2005 and 2004. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2004 Annual Report. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation's 2004 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

Earnings per common share is net income divided by the weighted average number of shares of common stock outstanding during the period. The basic weighted average number of common shares outstanding was 3,934,760 and 3,934,760 for the three months ended March 31, 2005 and 2004. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares under stock options. The diluted weighted average number of common shares outstanding was 3,935,922 and 3,934,760 for the three months ended March 31, 2005 and 2004.

The Company's shareholders approved an employee share option plan in May 2004. This plan grants certain employees the right to purchase shares at a pre-determined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. During 2004, 15,105 shares were issued to employees under the plan, at a price of $23.40. Additionally, during the three month period ended March 31, 2005, 3,091 shares were issued under the plan at a price of $27.50. Approximately 3,000 share options will become exercisable during 2005.

The Corporation accounts for its stock option plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair-value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings per share, as if the fair-value based method of accounting defined is SFAS No. 123 had been applied.

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share would have been reported as the pro forma amounts indicated below:

Stock Option Plan (continued)

                                                                  Three Months Ended
                                                                       March 31,
                                                                         2005
                                                            (In thousands, except per share
                                                                         data)
NET EARNINGS                                  As reported               $ 1,636
                     Stock-based compensation, net of tax                    (2)
                                                                        -------
                                                Pro-forma               $ 1,634
                                                                        =======
EARNINGS PER SHARE
      BASIC                                   As reported               $  0.42
                     Stock-based compensation, net of tax                     -
                                                                        -------
                                                Pro-forma               $  0.42
                                                                        =======

      DILUTED                                 As reported               $  0.42
                     Stock-based compensation, net of tax                     -
                                                                        -------
                                                Pro-forma               $  0.42
                                                                        =======

A summary of the status of the Corporation's stock option plan as of March 31, 2005 and December 31, 2004 and changes during the periods then ended are presented below:

                                          Three Months Ended
                                               March 31,
                                                 2005

                                                    WEIGHTED
                                                    AVERAGE
                                                    EXERCISE
                                          SHARES     PRICE
Outstanding at beginning of year          15,105    $ 23.40
Granted                                    3,091      27.50
Exercised                                      -          -
Forfeited                                   (154)     23.40
                                          ------    -------
Outstanding at end of period              18,042    $ 24.10
                                          ======    =======

Options exercisable at period end            639      23.40

Weighted-average fair value of options              $  3.44
                                                    =======
granted during the period

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

Stock Option Plan (continued)

                                            Year Ended
                                           December 31,
                                               2004

                                                  WEIGHTED
                                                   AVERAGE
                                                  EXERCISE
                                         SHARES    PRICE
Outstanding at beginning of year              -         -
Granted                                  15,105    $23.40
Exercised                                     -         -
Forfeited                                     -         -
                                         ------    ------
Outstanding at end of year               15,105    $23.40
                                         ======    ======

Options exercisable at year-end               -         -

Weighted-average fair value of options             $ 3.44
                                                   ======
granted during the year

The following information applies to options outstanding at March 31, 2005:

NUMBER OUTSTANDING   RANGE OF EXERCISE PRICES
      18,042              $23.40 - $27.50

Newly issued Accounting Standards: In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123 (R), requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

Initially, the cost of employee services received in exchange for an award of equity instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS No. 123(R) will be recognized as an addition to additional paid in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid in capital to which it can be offset.

Compensation cost is required to be recognized in the beginning of the first annual period that begins after June 15, 2005, or January 1, 2006 as to the Corporation. Management believes the effect on operations will approximate the economic effects set forth in the pro-forma stock option disclosure set forth above.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

DCB's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

The most significant accounting policies followed by the Corporation are presented in Note 1 of Notes to Consolidated Financial Statements contained in the Corporation's 2004 Annual Report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities available for sale were as follows:

                                                   Gross        Gross     Estimated
                                    Amortized   Unrealized   Unrealized     Fair
                                      Cost         Gains       Losses       Value
                                    ---------   ----------   ----------   ---------
                                    -----------------March 31, 2005----------------
U.S. government agencies            $ 25,825     $     27     $   (333)    $ 25,519
States and political subdivisions     21,288          269         (157)      21,400
Corporate bonds                        8,140            1          (77)       8,064
Mortgage-backed securities            39,490          250         (360)      39,380
                                    --------     --------     --------     --------
         Total debt securities        94,743          547         (927)      94,363

Other securities                       2,934           25            -        2,959
                                    --------     --------     --------     --------

         Total                      $ 97,677     $    572     $   (927)    $ 97,322
                                    ========     ========     ========     ========

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2005:

                             (Less than 12 months)             (12 months or longer)                               Total
Description of          Number of    Fair    Unrealized   Number of    Fair    Unrealized   Number of    Fair    Unrealized
Securities             investments   value     losses    investments   value     losses    investments   value     losses
--------------         -----------  -------  ----------  -----------  -------  ----------  -----------  -------  ----------
                                                              (Dollars in thousands)
U.S. Government and
  agency obligations        23      $20,891   $  (238)           6    $ 3,685   $   (95)          29    $24,576   $  (333)
State and municipal
  obligations               13        6,371       (89)           8      3,353       (68)          21      9,724      (157)
Corporate bonds              -            -         -            2      7,933       (77)           2      7,933       (77)
Mortgage-backed
  securities                57       18,613      (174)          18      7,859      (186)          75     26,472      (360)
                            --      -------   -------      -------    -------   -------      -------    -------   -------
Total temporarily
  impaired securities       93      $45,875   $  (501)          34    $22,830   $  (426)         127    $68,705   $  (927)
                            ==      =======   =======      =======    =======   =======      =======    =======   =======

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as the securities approach maturity dates.

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

At March 31, 2005, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at March 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                           Available for sale
                                         -----------------------
                                         Amortized       Fair
                                            Cost        Value
                                         ----------   ----------
Due in one year or less                  $    4,282   $    4,260
Due from one to five years                   14,548       14,385
Due from five to ten years                   12,741       12,664
Due after ten years                          23,682       23,674
Mortgage-backed and related securities       39,490       39,380
                                         ----------   ----------
       Total debt securities                 94,743       94,363
Other securities                              2,934        2,959
                                         ----------   ----------
     Total                               $   97,677   $   97,322
                                         ==========   ==========

NOTE 3 - LOANS AND LEASES

Loans and leases were as follows:

                                                      March 31,
                                                        2005
                                                     ----------
Commercial and industrial                            $   50,521
Commercial real estate                                  183,579
Residential real estate and home equity                 176,602
Real estate construction and land development            38,926
Consumer and credit card                                 55,674
Lease financing, net                                      1,205
                                                     ----------
                                                        506,507
Add (deduct):  Net deferred loan origination costs        1,000
               Unearned income on leases                    (71)
                                                     ----------

    Total loans receivable                           $  507,436
                                                     ==========

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                                  Three months ended
                                       March 31,
                                 --------------------
                                   2005        2004
                                 --------    --------
Balance at beginning of period   $  4,818    $  4,331
Provision for loan losses             470         378
Loans charged off                    (194)       (356)
Recoveries                             21          58
                                 --------    --------

Balance at end of period         $  5,115    $  4,411
                                 ========    ========

Nonperforming loans were as follows:

                                                              March 31,  December 31,
                                                                2005         2004
                                                              ---------  ------------
Loans past due 90 days or more and still accruing             $  1,112     $  1,544
Nonaccrual loans                                                 1,939        1,879
                                                              --------     --------
     Total                                                    $  3,051     $  3,423
                                                              ========     ========

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses  $      -     $      -
Period-end loans with allocated allowance for loan losses        1,655          601
                                                              --------     --------

     Total                                                    $  1,655     $    601
                                                              ========     ========

Amount of the allowance for loan losses allocated             $    759     $    360
                                                              ========     ========

Average of impaired loans during the period                   $  1,116     $    709
                                                              ========     ========

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the "Corporation") at March 31, 2005, compared to December 31, 2004, and the consolidated results of operations for the three months ended March 31, 2005, compared to the same period in 2004. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $636,652 at March 31, 2005, compared to $611,685 at December 31, 2004, an increase of $24,967, or 4.08%. The increase in assets was mainly attributed to the loan growth the Corporation experienced within its markets, particularly in commercial and residential real estate.

Cash and cash equivalents increased $1,410 from December 31, 2004 to March 31, 2005. Total securities decreased $1,657, or 1.67%, from $98,979 at December 31, 2004 to $97,322 at March 31, 2005. The decrease was the result of the proceeds from sales, maturities, calls and principal repayments not being reinvested in order to fund loan growth and to repay borrowings primarily, in the form of Federal Home Loan Bank advances. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Securities and investment securities classified as available for sale at March 31, 2005 totaled $97,322, or 100% of the total securities portfolio. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans as demand warrants. The mortgage-backed securities portfolio, totaling $39,380 at March 31, 2005, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. The Corporation held no structured notes during any period presented.

Total loans and leases increased $24,131, or 4.99%, from $483,305 at December 31, 2004 to $507,436 at March 31, 2005. The increase is attributed mainly to the continued growth of residential real estate and home equity, real estate construction and land development, and commercial real estate loans. Other loan categories in which the Corporation participates, commercial, industrial, and consumer financing, remained relatively stable or experienced small increases in loans outstanding. The Bank's local market continues to experience increases in the amount of commercial real estate development activity. The Bank has no significant loan concentration in any one industry.

Total deposits increased $12,820, or 2.82%, from $454,574 at December 31, 2004 to $467,394 at March 31, 2005. This growth is mainly attributed to the increase in public fund interest bearing deposit account balances which management initiated during the quarter ending September 30, 2004. Noninterest-bearing deposits increased $154, or 0.24%, while interest-bearing deposits increased $12,666, or 3.25%. The Corporation continues to use borrowings to fund a majority of its loan growth. Total borrowings increased to $112,042 from $101,028 in order to fund the loan growth during the three months ended March 31, 2005. Typically, the Company utilizes a matched funding methodology for its borrowing. This was done by matching the rates, terms and expected cash flows of its loans to the various products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed rate loans. Continued reliance on borrowings outside of normal deposit growth could increase the Corporation's overall cost of funds.

COMPARISON OF RESULTS OF OPERATIONS

NET INCOME. Net income for the three months ended March 31, 2005 totaled $1,636, compared to net income of $1,306 for the same period in 2004. Earnings per share was $.42 for the three months ended March 31, 2005 compared to $.33 for the three months ended March 31, 2004. The increase in earnings is mainly attributed to the increase in net interest income due to the growth in earning assets.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $5,494 for the three months ended March 31, 2005, compared to $4,898 for the same period in 2004. The $596 increase in the first quarter 2004 compared to 2003 was mainly attributed to an increase in earning assets coupled with the rising rate of environment during the first quarter, which allowed interest earning assets to reprice higher than interest bearing liabilities. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank's cost of funds to take advantage of pricing and cash flow opportunities. Additionally, because of the increased competition in the Bank's primary marketplace, management has continued to recognize the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively affect the Corporation's net interest margin. It is likely that these offerings will continue to be offered to secure liquidity while maintaining market share.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses represents the charge to income necessary to adjust the allowance for loan and lease losses to an amount that represents management's assessment of the losses known and inherent in the Bank's loan portfolio. All lending activity contains associated risks of loan losses and the Bank recognizes these credit risks as a necessary element of its business activity.

The provision for loan and lease losses totaled $470 for the three months ended March 31, 2005, compared to $378 for the same period in 2004. The growth in the provision is reflective of the overall growth in the Corporation's loan portfolio, and to a lesser extent, the increase in non-accrual loans between the two periods. Non-accrual loans for the three months ended March 31, 2005 were $1,939 compared to non-accrual loans of $1,487 for the same period in 2004. Net charge-offs for the three months ended March 31, 2005 improved to $173, as compared to $298 for the three months ended March 31, 2004. Annualized net charge-offs for the three months ended March 31, 2005 were 0.14% compared to 0.29% at March 31, 2004. Delinquent loans over thirty days also improved from period to period, decreasing to 1.53% at March 31, 2005 from 1.92% at March 31, 2004. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan and lease losses at an appropriate level. The allowance for loan and lease losses increased to $5,115, or 1.01% of total loans and leases at March 31, 2005, compared to $4,818, or 1.00% of total loans and leases at December 31, 2004.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income increased $256, or 22.05%, for the three months ended March 31, 2005, compared to the same period in 2004. The change in non-interest revenues from period to period is mainly attributed to an increase in NSF and overdraft charges, increases in gains on loans originated for sale in the secondary market, and to a gain recognized on the sale of an investment in an unconsolidated affiliate. In 2004, the Company sold its investment in ProCentury Corporation and in return received cash and shares of ProAlliance Corp., a specialty lines insurance company as part of the proceeds. During the first quarter 2005, the Corporation received a final accounting for the consideration received in the transaction and recorded a $184 gain as a result thereof.

Total noninterest expense increased $275, or 7.19%, for the three months ended March 31, 2005, compared to the same period in 2004. The increase was primarily the result of increases in salaries and employee benefits attributable to an increase in incentive compensation. Additionally, there was a substantial increase in professional services due to expenses incurred related to Section 404 of the Sarbanes-Oxley Act of 2002 and related consulting. These increases in operating expense were offset by a decrease in managed occupancy, postage, freight and courier related, and state franchise tax expenses.

INCOME TAXES. The change of income tax expense is primarily attributable to the increase in tax exempt earnings primarily offset by municipal securities and increase in bank owned life insurance in income before income taxes. The provision for income taxes totaled $707, for an effective tax rate of 30.18%, for the three months ended March 31, 2005 and $552, for an effective tax rate of 29.71%, for the three months ended March 31, 2004.

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

Cash and cash equivalents increased $1,410, or 12.55%, to $12,648 at March 31, 2005 compared to $11,238 at December 31, 2004. Cash and equivalents represented 1.99% of total assets at March 31, 2005 and 1.84% of total assets at December 31, 2004. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. Management believes the Corporation's liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

CAPITAL RESOURCES

Total shareholders' equity increased $733 between December 31, 2004 and March 31, 2005. The increase was primarily due to period earnings of $1,636, partially offset by the declaration of $433 in dividends and loss on securities designated as available for sale totaling $470, net of tax.

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

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 11.33% at March 31, 2005, while the Tier 1 risk-based capital ratio was 10.37%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, was 8.74% at March 31, 2005.

The following table sets forth the Corporation's obligations and commitments to make future payments under contract as of March 31, 2005.

                                                        PAYMENT DUE BY YEAR
                                                LESS THAN 1                        MORE THAN 5
CONCTRACTUAL OBLIGATIONS                TOTAL       YEAR     1-3 YEARS  3-5 YEARS     YEARS
FHLB advances                         $ 89,419   $ 14,985    $  9,490   $  1,099    $ 63,845
Federal funds purchased and other
short-term borrowings                   22,623     22,623
Operating Lease Obligations              5,563        530       1,216        692       3,125
Loan and Line of Credit Commitments    122,824    122,824           -          -           -
Other Long-Term Liabilities
Reflected on the Corporation's
Balance Sheet under GAAP                     -          -           -          -           -
                                      --------   --------    --------   --------    --------
Total Contractual Obligations         $240,429   $160,962    $ 10,706   $  1,791    $ 66,970
                                      ========   ========    ========   ========    ========

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

The Corporation's 2004 Annual Report includes a table depicting the changes in the Corporation's interest rate risk as of December 31, 2004, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +300 basis points in market interest rates. Management believes that no events have occurred since December 31, 2004 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.

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

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                          Quarter ended March 31, 2005
                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:
         There are no matters required to be reported under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:
         There are no matters required to be reported under this item.

Item 3 - Defaults Upon Senior Securities:
         There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:
         There are no matters required to be reported under this item.

                               DCB FINANCIAL CORP

                                    FORM 10-Q
                          Quarter ended March 31, 2005
                           PART II - OTHER INFORMATION

Item 5 - Other Information:
         There are no matters required to be reported under this item.

Item 6 - Exhibits.

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

   4.          Instruments Defining the Rights of Security Holders. (See Exhibits
               3.1 and 3.2.)

   10 Employment agreement by and between DCB Financial Corp, its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Jeffrey Benton

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

                                      DCB FINANCIAL CORP
                                      -------------------
                                      (Registrant)

Date: May 6, 2005                     /s/ Jeffrey Benton
                                      -------------------
                                      (Signature)
                                      Jeffrey Benton

                                      President and Chief Executive Officer

Date: May 6, 2005                     /s/ John A. Ustaszewski
                                      -----------------------
                                      (Signature)
                                      John A. Ustaszewski
                                      Vice President and Chief Financial Officer

                               DCB FINANCIAL CORP

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
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

  4         Instruments Defining the Rights of Security Holders.
            (See Exhibits 3.1 and 3.2.)

  10 Employment agreement by and between DCB Financial Corp, its wholly-owned subsidiary The Delaware County Bank and Trust
            Company, and Jeffrey Benton.

  31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

  32.1      Certification  pursuant to 18 U.S.C. 1350, as enacted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  32.2      Certification  pursuant to 18 U.S.C. 1350, as enacted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.