Form 10-Q
period 2005-06-30
DCB FINANCIAL CORP
filed 2005-08-09
CIK 1025877

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2005

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

                              Yes         No   X
                                  -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

                              Yes   X     No
                                  -----      -----

As of August 5, 2005, the latest practicable date, 3,873,196 shares of the registrant's no par value common stock were issued and outstanding.

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2005

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

Consolidated Balance Sheets..............................................     3

Consolidated Statements of Income .......................................     4

Consolidated Statements of Comprehensive Income..........................     5

Condensed Consolidated Statements of Cash Flows..........................     6

Notes to the Condensed Consolidated Financial Statements.................     7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    14

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk......    19

ITEM 4 - Controls and Procedures ........................................    20

PART II - OTHER INFORMATION..............................................    21

SIGNATURES...............................................................    24

                               DCB FINANCIAL CORP
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

Item 1. Financial Statements

                                                             June 30,    December 31,
                                                               2005          2004
                                                           -----------   ------------
                                                           (unaudited)
ASSETS
Cash and due from financial institutions                    $ 24,294       $ 11,238
Securities available for sale                                 99,334         98,979
Loans held for sale                                            2,976          1,122
Loans and leases                                             524,855        483,305
Less allowance for loan and lease losses                      (5,370)        (4,818)
                                                            --------       --------
   Net loans and leases                                      519,485        478,487
Premises and equipment, net                                    8,562          8,846
Bank owned life insurance                                      8,701          8,457
Accrued interest receivable and other assets                     856          4,556
                                                            --------       --------
      Total assets                                          $664,208       $611,685
                                                            ========       ========

LIABILITIES
Deposits
   Noninterest-bearing                                      $ 65,134       $ 65,148
   Interest-bearing                                          443,328        389,426
                                                            --------       --------
      Total deposits                                         508,462        454,574
Federal funds purchased and other short-term borrowings        5,087          5,215
Federal Home Loan Bank advances                               92,425         95,813
Accrued interest payable and other liabilities                 3,307          1,822
                                                            --------       --------
      Total liabilities                                      609,281        557,424

SHAREHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized,
   4,273,200 shares issued                                     3,780          3,780
Retained earnings                                             60,476         57,862
Treasury stock at cost, 400,004 shares at June 30, 2005
   and 338,440 at December 31, 2004                           (9,232)        (7,616)
Accumulated other comprehensive income (loss)                    (97)           235
                                                            --------       --------
      Total shareholders' equity                              54,927         54,261
                                                            --------       --------
      Total liabilities and shareholders' equity            $664,208       $611,685
                                                            ========       ========

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                              Three Months Ended    Six Months Ended
                                                   June 30,             June 30,
                                              ------------------   -----------------
                                                 2005     2004       2005     2004
                                                ------   ------    -------   -------
INTEREST AND DIVIDEND INCOME
   Loans                                        $7,836   $5,540    $15,053   $11,311
   Taxable securities                              820      668      1,528     1,401
   Tax-exempt securities                           188      176        372       363
   Federal funds sold and other                      2        1          3         7
                                                ------   ------    -------   -------
      Total interest income                      8,846    6,385     16,956    13,082

INTEREST EXPENSE
   Deposits                                      2,178    1,150      3,997     2,389
   Borrowings                                      974      649      1,822     1,209
                                                ------   ------    -------   -------
      Total interest expense                     3,152    1,799      5,819     3,598

NET INTEREST INCOME                              5,694    4,586     11,137     9,484

Provision for loan and lease losses                520      443        990       821
                                                ------   ------    -------   -------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN AND LEASE LOSSES                         5,174    4,143     10,147     8,663

NONINTEREST INCOME
   Service charges on deposit accounts             634      654      1,205     1,219
   Trust department income                         187      140        352       337
   Net loss on sale of securities                   --       --         --        (3)
   Net loss on sale of assets                      (20)     (40)       (32)      (63)
   Gains on sale of loans                          122       39        171        68
   Gain on sale of unconsolidated affiliate         --    2,638         --     2,638
   Treasury management fees                        113      131        215       255
   Data processing servicing fees                   76       68        148       131
   Other                                           285      244        806       453
                                                ------   ------    -------   -------
                                                 1,397    3,874      2,865     5,035

NONINTEREST EXPENSE
   Salaries and other employee benefits          2,071    2,078      4,283     4,004
   Occupancy and equipment                         842    1,018      1,722     1,988
   Professional services                            88       74        270       139
   Advertising                                     121      100        207       164
   Postage, freight and courier                     91       91        185       203
   Supplies                                         60       88        125       123
   State franchise taxes                           107      137        215       264
   Other                                           521      742        992     1,266
                                                ------   ------    -------   -------
                                                 3,901    4,328      7,999     8,151
                                                ------   ------    -------   -------

INCOME BEFORE INCOME TAXES                       2,670    3,689      5,013     5,547

Federal income tax expense                         786    1,131      1,494     1,683
                                                ------   ------    -------   -------
NET INCOME                                      $1,884   $2,558    $ 3,519   $ 3,864
                                                ======   ======    =======   =======
Basic and diluted earnings
   per common share                             $ 0.48   $ 0.65    $  0.89   $  0.98
                                                ======   ======    =======   =======

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (Dollars in thousands)

                                                Three Months Ended   Six Months Ended
                                                     June 30,            June 30,
                                                ------------------   ----------------
                                                  2005      2004      2005     2004
                                                 ------   -------    ------   ------
Net income                                       $1,884   $ 2,558    $3,519   $3,864

Less reclassification for realized losses on
   sale of securities included in operations,
   net of tax benefit                                --        --        --        2

Unrealized losses on securities
   available for sale, net of tax                  (332)   (1,169)     (847)    (955)
                                                 ------   -------    ------   ------
Comprehensive income                             $1,552   $ 1,389    $2,672   $2,911
                                                 ======   =======    ======   ======
Accumulated other comprehensive loss             $  (97)  $  (203)   $  (97)  $ (203)
                                                 ======   =======    ======   ======

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                           -------------------
                                                                             2005       2004
                                                                           --------   --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net income for the period                                               $  3,519   $  3,864
   Gain on sale of unconsolidated affiliate                                      --     (2,638)
   Increase (decrease) in accrued interest payable and other liabilities      1,485     (4,484)
   Other operating activities                                                 3,190      1,012
                                                                           --------   --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                         8,194     (2,246)

CASH FLOWS USED IN INVESTING ACTIVITIES
   Securities available for sale
      Purchases                                                             (15,353)   (23,437)
      Maturities, principal payments and calls                                8,286     10,378
      Sales                                                                   6,528     21,091
   Net change in loans                                                      (42,159)   (34,020)
   Proceeds from sale of unconsolidated affiliate                                --      4,394
   Premises and equipment expenditures                                         (291)      (255)
                                                                           --------   --------
      Net cash flows used in investing activities                           (42,989)   (21,849)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Net change in deposits                                                    53,888     (4,774)
   Net change in federal funds and other short-term borrowings                 (128)     6,229
   Proceeds (repayment) of Federal Home Loan Bank advances                   (3,388)    23,153
   Purchases of treasury stock                                               (1,616)        --
   Cash dividends paid                                                         (905)    (1,023)
                                                                           --------   --------
      Net cash provided by financing activities                              47,851     23,585
                                                                           --------   --------

Net change in cash and cash equivalents                                      13,056       (510)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               11,238     20,349
                                                                           --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 24,294   $ 19,839
                                                                           ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for
   Interest on deposits and borrowings                                     $  5,563   $  3,610

   Cash dividends declared but unpaid                                      $    472   $    626

               See notes to the consolidated financial statements.

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of Management, are necessary to present fairly the financial position of DCB Financial Corp. (the "Corporation") at June 30, 2005, and its results of operations and cash flows for the three and six month periods ended June 30, 2005 and 2004. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the year ended December 31, 2004, included in its 2004 Annual Report. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation's 2004 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q.

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

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                 ---------------------   ---------------------
                                    2005        2004        2005        2004
                                 ---------   ---------   ---------   ---------
Weighted-average common shares
   outstanding (basic)           3,930,024   3,934,760   3,932,379   3,934,760

Dilutive effect of assumed
   exercise of stock options         1,950          --       2,490          --
                                 ---------   ---------   ---------   ---------
Weighted-average common shares
   outstanding (diluted)         3,931,974   3,934,760   3,934,869   3,934,760
                                 =========   =========   =========   =========

For the three and six months ended June 30, 2005, 3,091 options with a weighted average exercise price of $27.50 were excluded from the diluted weighted average common share calculations as the exercise price was greater than the average market price.

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

Stock option plan

The Company's shareholders approved an employee share option plan in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. During 2004, 15,105 shares were granted to employees under the plan, at a price of $23.40. Additionally, during the six month periods ended June 30, 2005, 25,397 shares were granted under the plan at a price ranging from $25.40 to $27.50. Approximately 4,000 share options will become exercisable during 2005.

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

                                             Three Months   Six Months
                                                 Ended         Ended
                                               June 30,      June 30,
                                                 2005          2005
                                             ------------   ----------
                                               (In thousands, except
                                                  per share data)

NET EARNINGS
      As reported                               $1,884        $3,519
      Stock-based compensation, net of tax          (3)           (7)
                                                ------        ------
Pro-forma                                       $1,881        $3,512
                                                ======        ======
EARNINGS PER SHARE
   BASIC
      As reported                               $ 0.48        $ 0.89
      Stock-based compensation, net of tax          --            --
                                                ------        ------
      Pro-forma                                 $ 0.48        $ 0.89
                                                ======        ======
   DILUTED
      As reported                               $ 0.48        $ 0.89
      Stock-based compensation, net of tax          --            --
                                                ------        ------
      Pro-forma                                 $ 0.48        $ 0.89
                                                ======        ======

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

Stock Option Plan (continued)

A summary of the status of the Corporation's stock option plan as of June 30, 2005 and December 31, 2004 and changes during the periods then ended are presented below:

                                          Six Months Ended
                                              June 30,
                                                2005
                                         -----------------
                                                  WEIGHTED
                                                   AVERAGE
                                                  EXERCISE
                                         SHARES     PRICE
                                         ------   --------
Outstanding at beginning of year         15,105    $23.40
Granted                                  25,397    $26.45
Exercised                                    --        --
Forfeited                                  (154)   $23.40
                                         ------    ------
Outstanding at end of period             40,348    $24.81
                                         ======    ======

Options exercisable at period end         3,944    $23.40
                                         ======    ======

Weighted-average fair value of options
   granted during the period                       $ 3.60
                                                   ======

                                             Year Ended
                                            December 31,
                                                2004
                                         -----------------
                                                  WEIGHTED
                                                   AVERAGE
                                                  EXERCISE
                                         SHARES     PRICE
                                         ------   --------
Outstanding at beginning of year             --        --
Granted                                  15,105    $23.40
Exercised                                    --        --
Forfeited                                    --        --
                                         ------    ------
Outstanding at end of year               15,105    $23.40
                                         ======    ======
Options exercisable at year-end              --    $   --
                                         ======    ======
Weighted-average fair value of options
   granted during the year                         $ 3.44
                                                   ======

The following information applies to options outstanding at June 30, 2005:

NUMBER OUTSTANDING   RANGE OF EXERCISE PRICES
------------------   ------------------------
      40,348              $23.40 - $27.50

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

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

NOTE 2 - SECURITIES

The amortized cost and estimated fair values of securities available for sale were as follows:

                                                           June 30, 2005
                                         -----------------------------------------------
                                                        Gross        Gross     Estimated
                                         Amortized   Unrealized   Unrealized      Fair
                                            Cost        Gains       Losses       Value
                                         ---------   ----------   ----------   ---------
U.S. government and agency obligations    $25,759       $ 27        $(215)      $25,571
States and municipal obligations           22,475        255         (109)       22,621
Corporate bonds                             8,140          6          (40)        8,106
Mortgage-backed securities                 39,906        199         (299)       39,806
                                          -------       ----        -----       -------
   Total debt securities                   96,280        487         (663)       96,104
Other securities                            3,201         33           (4)        3,230
                                          -------       ----        -----       -------
   Total                                  $99,481       $520        $(667)      $99,334
                                          =======       ====        =====       =======

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2005:

                               (Less than 12 months)             (12 months or longer)
                         --------------------------------  --------------------------------                           Total
Description of            Number of     Fair   Unrealized   Number of     Fair   Unrealized   Number of     Fair   Unrealized
Securities               investments   value     losses    investments   value     losses    investments   value     losses
-----------------------  -----------  -------  ----------  -----------  -------  ----------  -----------  -------  ----------
                                                                (Dollars in thousands)
U.S. Government and
   agency obligations         18      $15,949    $(116)          8      $ 6,182    $ (99)         26      $22,131    $(215)
State and municipal
   obligations                12        5,928      (52)          8        3,350      (57)         20        9,278     (109)
Corporate bonds               --           --       --           1        2,970      (40)          1        2,970      (40)
Mortgage-backed
   securities and other       50       21,148     (147)         23        7,212     (156)         73       28,360     (303)
                             ---      -------    -----         ---      -------    -----         ---      -------    -----
Total temporarily
   impaired securities        80      $43,025    $(315)         40      $19,714    $(352)        120      $62,739    $(667)
                             ===      =======    =====         ===      =======    =====         ===      =======    =====

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

At June 30, 2005, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated fair value of debt securities at June 30, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                          Available for sale
                                         -------------------
                                         Amortized     Fair
                                            Cost      Value
                                         ---------   -------
Due in one year or less                   $ 4,193    $ 4,175
Due from one to five years                 14,512     14,397
Due from five to ten years                 13,813     13,809
Due after ten years                        23,856     23,917
Mortgage-backed and related securities     39,906     39,806
                                          -------    -------
   Total debt securities                   96,280     96,104
Other securities                            3,201      3,230
                                          -------    -------
   Total                                  $99,481    $99,334
                                          =======    =======

NOTE 3 - LOANS AND LEASES

Loans and leases were as follows:

                                                    June 30,
                                                      2005
                                                    --------
Commercial and industrial                           $ 51,084
Commercial real estate                               184,821
Residential real estate and home equity              183,799
Real estate construction and land development         43,841
Consumer and credit card                              59,305
Lease financing, net                                   1,003
                                                    --------
                                                     523,853
Add (deduct): Net deferred loan origination costs      1,059
              Unearned income on leases                  (57)
                                                    --------
   Total loans receivable                           $524,855
                                                    ========

                               DCB FINANCIAL CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in thousands)

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses was as follows:

                                 Three months ended   Six months ended
                                      June 30,            June 30,
                                 ------------------   ----------------
                                   2005     2004       2005     2004
                                  ------   ------     ------   ------
Balance at beginning of period    $5,115   $4,411     $4,818   $4,331
Provision for loan losses            520      443        990      821
Loans charged off                   (321)    (332)      (515)    (688)
Recoveries                            56       53         77      111
                                  ------   ------     ------   ------
Balance at end of period          $5,370   $4,575     $5,370   $4,575
                                  ======   ======     ======   ======

Nonperforming loans were as follows:

                                                    June 30,   December 31,
                                                      2004         2004
                                                    --------   ------------
Loans past due 90 days or more and still accruing    $1,808       $1,544
Nonaccrual loans                                      1,962        1,879
                                                     ------       ------
   Total                                             $3,770       $3,423
                                                     ======       ======

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for
   loan losses                                       $   --       $  --
Period-end loans with allocated allowance for
   loan losses                                        1,721         601
                                                     ------       -----
   Total                                             $1,721       $ 601
                                                     ======       =====
Amount of the allowance for loan losses allocated    $  781       $ 360
                                                     ======       =====
Average of impaired loans during the period          $1,624       $ 709
                                                     ======       =====

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the "Corporation") at June 30, 2005, compared to December 31, 2004, and the consolidated results of operations for the three and six months ended June 30, 2005, compared to the same periods in 2004. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

CRITICAL ACCOUNTING POLICIES

DCB's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Pursuant to SEC guidance, management of public companies are encouraged to evaluate and disclose those accounting policies that are judged to be critical policies. Critical accounting policies are those which are most critical to the accurate portrayal of the Company's financial condition and results of operations, and that require management's most difficult, subjective or complex judgments. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration of all information available to us. In developing this assessment, we must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank's trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on management's current judgment about the credit quality of the loan portfolio. While the Corporation strives to reflect all known risk factors in its evaluations, judgment errors may occur.

ANALYSIS OF FINANCIAL CONDITION

The Corporation's assets totaled $664,208 at June 30, 2005, compared to $611,685 at December 31, 2004, an increase of $52,523, or 8.59%. This increase is attributed to the Corporation's ability to continue to capture a growing share of the economic development activity with its geographic region. This is particularly evident within the commercial and residential real estate portfolios.

Cash and cash equivalents increased $13,056 from December 31, 2004 to June 30, 2005. The increase in cash and cash equivalents is mainly due to transactional timing issues related to a few large depositors, as management generally attempts to reduce cash equivalents in lieu of higher earning assets. Total securities increased $355, or .36%, from $98,979 at December 31, 2004 to $99,334 at June 30, 2005. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates.

At June 30, 2005, all securities were designated as available for sale. Management classifies securities as available for sale to provide the Corporation with the flexibility to create funding for the balance sheet as demand warrants. The mortgage-backed securities portfolio, totaling $39,806 at June 30, 2005, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. The Corporation held no structured notes during any period presented.

Total loans and leases increased $41,550, or 8.60%, to $524,855 at June 30, 2005 from $483,305 at December 31, 2004. The increase is attributed mainly to the continued advantageous market and economic growth of commercial and residential real estate, land development and consumer lending categories. Other loan categories in which the Corporation participates remained relatively stable or experienced small increases in loans outstanding. The Bank's local market continues to experience increases in the amount of commercial real estate development activity. The Bank has no significant loan concentration in any one industry.

Total deposits increased $53,888, or 11.85%, to $508,462 at June 30, 2005 from $454,574 at December 31, 2004. Noninterest-bearing deposits decreased $14, or ..02%, while interest-bearing deposits increased $53,902, or 13.84%. This change is mainly attributed to increased deposit activity from the Bank's larger public fund customers. The Bank utilizes a variety of alternative funding sources to compensate for the challenging deposit growth experienced within its markets.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Utilizing brokered certificates of deposits and money market sweeps, the Bank is able to provide additional funding for the Company's loan portfolios. The somewhat slow growth of core deposits is attributed to the competition in the Bank's geographic area, where the growth of competitors' branch locations had made it increasingly challenging to obtain deposits. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage the growth within its deposit liabilities. In addition, the Corporation has used other borrowings, generally FHLB borrowings, to fund much of its loan growth. Continued reliance on outside funding rather than deposits could increase the Corporation's overall cost of funds.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

NET INCOME. Net income for the three months ended June 30, 2005 totaled $1,884, compared to net income of $2,558 for the same period in 2004. Earnings per share was $.48 for the three months ended June 30, 2005 compared to $.65 for the three months ended June 30, 2004. The decrease in earnings is mainly attributed to the sale of the Corporation's investment in ProCentury during the three months ended June 30, 2004, which resulted in a pre-tax gain of $2.6 million.

NET INTEREST INCOME. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation's income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $5,694 for the three months ended June 30, 2005, compared to $4,586 for the same period in 2004. The $1,108 increase in the second quarter 2005 compared to 2004 was mainly attributed to the continued increase in earning assets coupled with the rising interest rate environment over the past year. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank's cost of funds to take advantage of pricing and cash flow opportunities. Additionally, because of the increased competition in the Bank's primary marketplace, management has continued to recognize the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively affect the Corporation's net interest margin. It is likely that these offerings will continue to be offered to secure liquidity while maintaining market share.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $520 for the three months ended June 30, 2005, compared to $443 for the same period in 2004. The growth in the provision is reflective of the overall growth in the Corporation's loan portfolio. Non-accrual loans increased to $1.96 million at June 30, 2005 from $1.86 million at the end of the second quarter 2004, though such non-accrual loans decreased as a percentage of outstanding loans from .39% in 2004 to .37% in 2005. Net charge-offs declined to $265 for the three months ended June 30, 2005 from $279 for the same period in 2004. Annualized net charge-offs for the three months ended June 30, 2005 were 21 basis points compared to 26 basis points for the same period in 2004. In addition, delinquent loans over thirty days declined from period to period, measuring 1.37% at June 30, 2005 versus 2.00% at June 30, 2004. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan and lease losses at an appropriate level. The allowance for loan and lease losses totaled $5,370, or 1.02% of total loans and leases at June 30, 2005, compared to $4,818, or 1.00% of total loans and leases at December 31, 2004.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income decreased $2,477, or 63.94%, for the three months ended June 30, 2005, compared to the same period in 2004. The decrease was mainly a result of the sale of the Corporation's entire investment in ProCentury Corporation, a specialty property and casualty insurance holding company in April 20, 2004. The gain recognized on the sale of ProCentury investment during the second quarter in 2004 was partially offset by an increase in the volume of loans sold in the secondary market, which is mainly attributed to an advantageous market, coupled with the strong economic growth in Delaware County. In addition, data processing services and transactional volume from the Bank's retail products remained at or slightly higher than the previous year's levels.

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

Total noninterest expense decreased $427, or 9.87%, for the three months ended June 30, 2005, compared to the same period in 2004. The decrease was primarily the result of decreases in occupancy and equipment, supplies, state franchise taxes, and other operating expenses, offset with an increase in advertising mainly related to the Corporation's most recent promotions and professional and consulting services due to expenses incurred related to Section 404 of the Sarbanes-Oxley Act of 2002.

INCOME TAXES. The change in income tax expense is primarily attributable to the decrease in net income, coupled with an increase in tax exempt earnings from both municipal securities and bank owned life insurance during the three months ended June 30, 2005 as compared to the same period in 2004. The provision for income taxes totaled $786, for an effective tax rate of 29.44%, for the three months ended June 30, 2005 and $1,131, for an effective tax rate of 30.66%, for the three months ended June 30, 2004.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

NET INCOME. Net income for the six months ended June 30, 2005 totaled $3,519, compared to net income of $3,864 for the same period in 2004. Earnings per share was $.89 for the six months ended June 30, 2005 compared to $.98 for the six months ended June 30, 2004. The decrease in earnings is mainly attributed to the sale of the Corporation's investment in ProCentury during the six month period ended June 30, 2004.

NET INTEREST INCOME. Net interest income was $11,137 for the six months ended June 30, 2005, compared to $9,484 for the same period in 2004. The $1,653 increase was mainly attributed to the continued increase in earning assets coupled with the rising rate environment during the six month period ended June 30, 2005. However, the Company's net interest margin continues experiencing some pressure as much of the continued loan growth has been funded with borrowings and higher cost deposits. To attract the additional deposits needed to fund loan growth, the Company has utilized products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. These higher cost deposit products and other borrowings may continue to be utilized by Management, which may further negatively impact the net interest margin in future periods.

PROVISION AND ALLOWANCE FOR LOAN AND LEASE LOSSES. The provision for loan and lease losses totaled $990 for the six months ended June 30, 2005, compared to $821 for the same period in 2004. The growth in the provision is reflective of the overall growth in the Corporation's loan portfolio, and to a lesser extent, the increase in non-accrual loans to $1.96 million at June 30, 2005 from $1.86 million at the end of the second quarter 2004. Net charge-offs improved to $438 for the six months ended June 30, 2005 from $577 for the same period in 2004. Management will continue to monitor the credit quality of the lending portfolio and will continue additional provisioning in the future to maintain the allowance for loan and lease losses at an appropriate level.

NONINTEREST INCOME AND NONINTEREST EXPENSE. Total noninterest income decreased $2,170, or 43.10%, for the six months ended June 30, 2005, compared to the same period in 2004. The decrease was mainly a result of the sale of the Corporation's entire investment in ProCentury Corporation, a specialty property and casualty insurance holding company on April 20, 2004. The gain recognized on the sale of ProCentury investment during the second quarter in 2004 was partially offset by an increase in the volume of loans sold in the secondary market in 2005. In addition, data processing services and transactional volume from the Bank's retail products remained at or slightly higher than the previous year's levels.

Total noninterest expense decreased $152, or 1.86%, for the six months ended June 30, 2005, compared to the same period in 2004. The decrease was primarily the result of a decline in state franchise taxes, occupancy and equipment expenses due to certain capitalized assets becoming fully depreciated and a decrease in other operating expenses for the six

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

month period ended June 30, 2005. The Corporation's efficiency ratio improved to 57.13% for the six month period ended June 30, 2005 from 59.50% or the same period in 2004.

INCOME TAXES. The provision for income taxes totaled $1,494 reflecting an effective tax rate of 29.80% for the six months ended June 30, 2005 and $1,683, or an effective tax rate of 30.34% for the six months ended June 30, 2004. The decline in the effective tax rate period over period is attributed to an increase in tax-exempt revenue derived from tax exempt securities and the earnings on bank-owned life insurance.

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

Cash and cash equivalents increased $13,056, or 116.18%, to $24,294 at June 30, 2005 compared to $11,238 at December 31, 2004. Cash and equivalents represented 3.66% of total assets at June 30, 2005 and 1.84% of total assets at December 31, 2004. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking relationships to purchase overnight federal funds should the Corporation need to supplement its liquidity needs. The Corporation also has the ability to issue brokered time deposits to supplement deposits raised from its customer base. Management believes the Corporation's liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

CAPITAL RESOURCES

Total shareholders' equity increased $666 between December 31, 2004 and June 30, 2005. The increase was primarily due to period earnings of $3,519, offset by the declaration of $942 in dividends and the repurchase of 61,564 shares at $26.25 per share for a total of $1.62 million.

On June 17, 2005, DCB Financial Corp announced its Board of Directors has authorized the repurchase of up to 200,000 of its outstanding shares of common stock over a two year period commencing June 16, 2005. The stock repurchase plan authorizes the Company to make repurchases from time to time in the open market or in privately negotiated transactions. On June 16, 2005, prior to this announcement, the Company had 3,934,760 shares of common stock outstanding. On June 30, 2005, 138,436 shares remained available for repurchase under the Corporation's stock repurchase program.

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

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 11.04% at June 30, 2005, while the Tier 1 risk-based capital ratio was 10.05%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation's leverage ratio, defined as Tier 1 capital divided by average assets, was 8.13% at June 30, 2005.

The following table sets forth the Corporation's obligations and commitments to make future payments under contract as of June 30, 2005.

                                                         PAYMENT DUE BY YEAR
                                      --------------------------------------------------------
                                                 LESS THAN                           MORE THAN
      CONTRACTUAL OBLIGATIONS           TOTAL      1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------------------   --------   ---------   ---------   ---------   ---------
FHLB advances                         $ 92,425    $  5,000    $23,435      $5,290     $58,700
Federal funds purchased and other
   short-term borrowings                 5,087       5,087         --          --          --
Operating lease obligations              5,387         354      1,216         692       3,125
Loan and line of credit commitments    117,810     117,810         --          --          --
Other long-term liabilities
   reflected on the Corporation's
   balance sheet under GAAP                 --          --         --          --          --
                                      --------    --------    -------      ------     -------
Total contractual obligations         $220,709    $128,251    $24,651      $5,982     $61,825
                                      ========    ========    =======      ======     =======

In the opinion of management, all loan commitments equal or exceed market rates of interest at June 30, 2005.

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

                               DCB FINANCIAL CORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

The Corporation's NPV is more sensitive to rising rates than declining rates. From an overall perspective, such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Corporation has fixed-rate loans in its loan portfolio, the amount of interest the Corporation would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest the Corporation would pay on its deposits would increase rapidly because the Corporation's deposits generally have shorter periods for repricing. The Corporation can utilize various tools to reduce exposure to changes in interest rates including offering floating versus fixed rate products, or utilizing interest rate swaps. Additional consideration should also be given to today's current interest rate levels. Several deposit products are within 200 basis points of zero percent and other products within 300 basis points. Should rates decline, fewer liabilities could be repriced down to offset potentially lower yields on loans. Thus interest rate decreases could also impact future earnings and the Corporation's NPV.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               DCB FINANCIAL CORP
                                    FORM 10-Q
                           Quarter ended June 30, 2005
                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

         There are no matters required to be reported under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                           (C)                   (D)
                                                     TOTAL NUMBER OF      MAXIMUM NUMBER (OR
                                                    SHARES (OR UNITS)     APPROXIMATE DOLLAR
                     (A)               (B)          PURCHASED AS PART    VALUE) OF SHARES (OR
              TOTAL NUMBER OF     AVERAGE PRICE        OF PUBLICLY       UNITS) THAT MAY YET
                 SHARES (OR       PAID PER SHARE   ANNOUNCED PLANS OR     BE PURCHASED UNDER
   PERIOD     UNITS) PURCHASED      (OR UNIT)          PROGRAMS(1)      THE PLANS OR PROGRAMS
-----------   ----------------   ---------------   ------------------   ---------------------
Month #l
4/1/2005 to
4/30/2005              --                 --                 --                     --

Month #2
5/1/2005 to
5/31/2005              --                 --                 --                     --

Month #3
6/1/2005 to
6/30/2005          61,564             $26.25             61,564                138,436
                   ------             ------             ------                -------
Total              61,564             $26.25             61,564                138,436
                   ======             ======             ======                =======

(1) On June 17, 2005, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing June 16, 2005.

                               DCB FINANCIAL CORP

                                    FORM 10-Q
                           Quarter ended June 30, 2005
                           PART II - OTHER INFORMATION

Item 3 - Defaults Upon Senior Securities:

     There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

     At the Annual Meeting of Shareholders held on May 19, 2005, there were 2,821,490 voting shares present in person or by proxy, which represented 72% of the Corporation's outstanding shares of 3,934,760 as of the record date for the meeting. At the Annual Meeting, one proposal was submitted to the shareholders for a vote. The shareholders of the Corporation were asked to consider the Corporation's nominees for directors and to elect three (3) directors to serve for a term of three (3) years. The Corporation's nominees for director were: Jerome Harmeyer, Vicki J. Lewis, and William R. Oberfield, each of whom were elected. The results of shareholder voting are as follows on these matters:

     Proposal 1 - Election of Directors:

      Director         Votes for   Votes withheld
--------------------   ---------   --------------
Jerome Harmeyer        2,806,206       15,284
Vicki J. Lewis         2,798,398       23,092
William R. Oberfield   2,801,229       20,261

     Directors continuing in office are: Jeffrey T. Benton, Edward Powers, Gary
     M. Skinner, and Adam Stevenson, and Donald J. Wolf.

                               DCB FINANCIAL CORP

                                    FORM 10-Q
                           Quarter ended June 30, 2005
                           PART II - OTHER INFORMATION

Item 5 - Other Information:

     There are no matters required to be reported under this item.

Item 6 - Exhibits:

     Exhibits - The following exhibits are filed as a part of this report:

Exhibit No.   Exhibit
-----------   -------
    3.1       Amended and Restated Articles of Incorporation of DCB Financial
              Corp, incorporated by reference to the Company's Report on Form
              10-Q filed with the Commission on November 14, 2003.

    3.2 Amended and Restated Code of Regulations of DCB Financial Corp, incorporated by reference to the Company's Report on Form 10-Q filed with the Commission on November 14, 2003.

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

                                      DCB FINANCIAL CORP
                                      (Registrant)


Date: August 5, 2005                  /s/ Jeffrey Benton
                                      ------------------------------------------
                                      (Signature)
                                      Jeffrey Benton
                                      President and Chief Executive Officer


Date: August 5, 2005                  /s/ John A. Ustaszewski
                                      ------------------------------------------
                                      (Signature)
                                      John A. Ustaszewski
                                      Vice President and Chief Financial Officer

                               DCB FINANCIAL CORP

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER   DESCRIPTION
-------   -----------
  3.1     Amended and Restated Articles of Incorporation of DCB Financial Corp,
          incorporated by reference to the Company's Report on Form 10-Q filed with the Commission on November 14, 2003.

  3.2 Amended and Restated Code of Regulations of DCB Financial Corp, incorporated by reference to the Company's Report on Form 10-Q filed with the Commission on November 14, 2003.

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