Form 10-Q
period 2005-09-30
DCB FINANCIAL CORP
filed 2005-11-09
CIK 1025877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-22387
DCB Financial Corp
(Exact name of registrant as specified in its charter)

Ohio	31-1469837

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
110 Riverbend Avenue, Lewis Center, Ohio 43035

(Address of principal executive offices)
(740) 657-7000

(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐ No ☑
As of November 4, 2005, the latest practicable date, 3,840,803 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005

DCB FINANCIAL CORP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Item 1. Financial Statements

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and due from financial institutions	$14,147	$11,238
Securities available for sale	98,708	98,979
Loans held for sale	2,627	1,122
Loans	543,804	483,305
Less allowance for loan losses	(5,648)	(4,818)

Net loans	538,156	478,487
Premises and equipment, net	8,421	8,846
Bank owned life insurance	8,802	8,457
Accrued interest receivable and other assets	5,624	4,556

Total assets	$676,485	$611,685

LIABILITIES
Deposits
Noninterest-bearing	$65,206	$65,148
Interest-bearing	442,162	389,426

Total deposits	507,368	454,574
Federal funds purchased and other short-term borrowings	12,883	5,215
Federal Home Loan Bank advances	98,628	95,813
Accrued interest payable and other liabilities	2,187	1,822

Total liabilities	621,066	557,424

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,200 shares issued	3,780	3,780
Retained earnings	61,993	57,862
Treasury stock at cost, 432,397 shares at September 30, 2005 and 338,440 at December 31, 2004	(10,102)	(7,616)
Accumulated other comprehensive income (loss)	(252)	235

Total shareholders’ equity	55,419	54,261

Total liabilities and shareholders’ equity	$676,485	$611,685

See notes to the consolidated financial statements.

3.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and dividend income
Loans	$8,581	$6,184	$23,634	$17,494
Taxable securities	767	719	2,291	2,120
Tax-exempt securities	206	167	579	531
Federal funds sold and other	5	1	7	7

Total interest income	9,559	7,071	26,511	20,152
Interest expense
Deposits	2,676	1,248	6,671	3,636
Borrowings	1,024	698	2,849	1,907

Total interest expense	3,700	1,946	9,520	5,543

Net interest income	5,859	5,125	16,991	14,609

Provision for loan losses	545	497	1,535	1,318

Net interest income after provision for loan losses	5,314	4,628	15,456	13,291

Noninterest income
Service charges on deposit accounts	686	674	1,891	1,893
Trust department income	161	158	513	495
Net loss on sale of securities	—	—	—	(3)
Net loss on sale of assets	—	(49)	(32)	(112)
Gains on sale of loans	104	65	276	133
Gain on sale of unconsolidated affiliate	—	—	—	2,638
Treasury management fees	95	132	310	387
Data processing servicing fees	83	88	232	218
Other	221	248	1,030	702

	1,350	1,316	4,220	6,351
Noninterest expense
Salaries and other employee benefits	2,124	1,920	6,408	5,924
Occupancy and equipment	771	916	2,493	2,904
Professional services	53	64	323	202
Advertising	101	78	308	243
Postage, freight and courier	89	83	273	286
Supplies	71	45	196	169
State franchise taxes	110	140	325	404
Other	486	582	1,479	1,846

	3,805	3,828	11,805	11,978

Income before income taxes	2,859	2,116	7,871	7,664

Federal income tax expense	877	609	2,370	2,293

Net income	$1,982	$1,507	$5,501	$5,371

Basic and diluted earnings per common share	$0.51	$0.38	$1.41	$1.37

See notes to the consolidated financial statements.

4.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$1,982	$1,507	$5,501	$5,371

Less reclassification for realized losses on sale of securities included in operations, net of tax benefit	—	—	—	2

Unrealized gains (losses) on securities available for sale, net of tax	(155)	721	(487)	(234)

Comprehensive income	$1,827	$2,228	$5,014	$5,139

Accumulated other comprehensive income (loss)	$(252)	$518	$(252)	$518

See notes to the consolidated financial statements.

5.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows provided by operating activities
Net income for the period	$5,501	$5,371
Gain on sale of unconsolidated affiliate	—	(2,638)
Increase (decrease) in accrued interest payable and other liabilities	365	(3,812)
Other operating activities	(143)	1,340

Cash flows provided by operating activities	5,723	261

Cash flows used in investing activities
Securities available for sale
Purchases	(23,041)	(36,040)
Maturities, principal payments and calls	12,185	14,501
Sales	10,498	30,261
Net change in loans	(61,480)	(56,700)
Proceeds from sale of unconsolidated affiliate	—	4,394
Premises and equipment expenditures	(397)	(423)

Net cash flows used in investing activities	(62,235)	(44,007)

Cash flows provided by financing activities
Net change in deposits	52,794	16,310
Net change in federal funds and other short-term borrowings	7,668	12,381
Net proceeds from Federal Home Loan Bank advances	2,815	16,447
Purchases of treasury stock	(2,486)	—
Cash dividends paid	(1,370)	(1,456)

Net cash provided by financing activities	59,421	43,682

Net change in cash and cash equivalents	2,909	(64)

Cash and cash equivalents at beginning of year	11,238	20,349

Cash and cash equivalents at end of period	$14,147	$20,285

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest on deposits and borrowings	$8,968	$5,458

Cash dividends declared but unpaid	$465	$433
See notes to the consolidated financial statements.

6.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp. (the “Corporation”) at September 30, 2005, and its results of operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation for the year ended December 31, 2004, included in its 2004 Annual Report. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2004 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Delaware County Bank and Trust Company (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. Management considers the Corporation to operate within one business segment, banking.
To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted-average common shares outstanding (basic)	3,864,865	3,934,760	3,909,627	3,934,760

Dilutive effect of assumed exercise of stock options	2,658	—	2,775	—

Weighted-average common shares outstanding (diluted)	3,867,523	3,934,760	3,912,402	3,934,760

For the three and nine months ended September 30, 2005, 3,091 options with a weighted average exercise price of $27.50 were excluded from the diluted weighted average common share calculations as the exercise price was greater than the average market price.

7.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Stock option plan
The Company’s shareholders approved an employee stock option plan in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The options granted to employees vest 20% per year over a five year period, and expire after ten years. During 2004, 15,105 options were granted to employees under the plan, at an exercise price of $23.40. Additionally, during the nine month periods ended September 30, 2005, 25,397 options were granted under the plan at exercise prices ranging from $25.40 to $27.50. Approximately 4,000 stock options will become exercisable in 2005.
The Corporation accounts for its stock option plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” which contains a fair-value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings per share, as if the fair-value based method of accounting defined is SFAS No. 123 had been applied.
The Corporation utilizes APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Corporation’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Corporation’s net earnings and earnings per share would have been reported as the pro forma amounts indicated below:

		Three Months	Nine months
		Ended	Ended
		September 30,	September 30,
		2005	2005
		(In thousands, except per share data)
NET EARNINGS	As reported	$1,982	$5,501
	Stock-based compensation, net of tax	(3)	(9)

	Pro-forma	$1,979	$5,492

EARNINGS PER SHARE

BASIC	As reported	$0.51	$1.41
	Stock-based compensation, net of tax	—	(.01)

	Pro-forma	$0.51	$1.40

DILUTED	As reported	$0.51	$1.41
	Stock-based compensation, net of tax	—	(.01)

	Pro-forma	$0.51	$1.40

8.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Stock Option Plan (continued)
A summary of the status of the Corporation’s stock option plan as of September 30, 2005 and December 31, 2004 and changes during the periods then ended are presented below:

	Nine months Ended
	September 30,
	2005
		WEIGHTED
		AVERAGE EXERCISE
	SHARES	PRICE
Outstanding at beginning of year	15,105	$23.40
Granted	25,397	$26.45
Exercised	—	—
Forfeited	(154)	$23.40

Outstanding at end of period	40,348	$24.81

Options exercisable at period end	3,944	$23.40

Weighted-average fair value of options granted during the period		$3.60

	Year Ended
	December 31,
	2004
		WEIGHTED
		AVERAGE
		EXERCISE
	SHARES	PRICE
Outstanding at beginning of year	—	—
Granted	15,105	$23.40
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	15,105	$23.40

Options exercisable at year-end	—	$—

Weighted-average fair value of options granted during the year		$3.44

The following information applies to options outstanding at September 30, 2005:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES

40,348	$23.40 — $27.50

9.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Newly issued accounting standards: In December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123 (R), requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.
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
Compensation cost is required to be recognized in the beginning of the first annual period that begins after June 15, 2005, or January 1, 2006 as to the Corporation. Management believes the effect on operations will approximate the economic effects set forth in the annualized interim pro-forma stock option disclosure set forth above.
Application of Critical Accounting Policies
DCB’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.
The most significant accounting policies followed by the Corporation are presented in Note 1 of Notes to Consolidated Financial Statements contained in the Corporation’s 2004 Annual Report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

10.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	September 30, 2005
U.S. government and agency obligations	$24,744	$16	$(258)	$24,502
States and municipal obligations	25,184	208	(106)	25,286
Corporate bonds	8,139	18	(1)	8,156
Mortgage-backed securities	37,783	144	(431)	37,496

Total debt securities	95,850	386	(796)	95,440

Other securities	3,239	33	(4)	3,268

Total	$99,089	$419	$(800)	$98,708

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2005:

	(Less than 12 months)			(12 months or longer)					Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	investments	value	losses	investments	value	losses	investments	value	losses
	(Dollars in thousands)
U.S. Government and agency obligations	16	$14,460	$(134)	11	$8,116	$(124)	27	$22,576	$(258)
State and municipal obligations	14	6,663	(56)	9	3,858	(50)	23	10,521	(106)
Corporate bonds	—	—	—	1	3,008	(1)	1	3,008	(1)
Mortgage-backed securities and other	59	24,034	(277)	19	6,270	(158)	78	30,304	(435)

Total temporarily impaired securities	89	$45,157	$(467)	40	$21,252	$(333)	129	$66,409	$(800)

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is principally related to increases in market interest rates. The fair values are expected to recover as securities approach maturity dates.

11.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).
At September 30, 2005, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The amortized cost and estimated fair value of debt securities at September 30, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,181	$5,159
Due from one to five years	14,938	14,799
Due from five to ten years	12,962	12,944
Due after ten years	24,986	25,042
Mortgage-backed and related securities	37,783	37,496

Total debt securities	95,850	95,440
Other securities	3,239	3,268

Total	$99,089	$98,708

NOTE 3 — LOANS
Loans were as follows:

September 30,
2005
Commercial and industrial	$51,199
Commercial real estate	194,656
Residential real estate and home equity	189,553
Real estate construction and land development	46,866
Consumer, credit card and other	60,570

542,844
Add (deduct): Net deferred loan origination costs	960

Total loans receivable	$543,804

12.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance at beginning of period	$5,370	$4,575	$4,818	$4,331
Provision for loan losses	545	497	1,535	1,318
Loans charged off	(315)	(460)	(830)	(1,148)
Recoveries	48	37	125	148

Balance at end of period	$5,648	$4,649	$5,648	$4,649

Nonperforming loans were as follows:

	September 30,	December 31,
	2005	2004
Net loans past due 90 days or more and still accruing	$2,615	$1,544
Net nonaccrual loans	1,885	1,879

Total	$4,500	$3,423

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses	$—	$—
Period-end loans with allocated allowance for loan losses	2,237	601

Total	$2,237	$601

Amount of the allowance for loan losses allocated	$1,030	$360

Average of impaired loans during the period	$1,964	$709

13.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at September 30, 2005, compared to December 31, 2004, and the consolidated results of operations for the three and nine months ended September 30, 2005, compared to the same periods in 2004. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
FORWARD-LOOKING STATEMENTS
Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, lending risks, plans for future business development and marketing activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the prospective business of both the Corporation and its wholly-owned subsidiary The Delaware County Bank & Trust Company (the “Bank”). Where used in this report, the word “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar words and expressions, related to the Corporation or the Bank or their respective management, identify forward-looking statements. Such forward-looking statements reflect the current views of the Corporation and are based on information currently available to the management of the Corporation and the Bank and upon current expectations, estimates, and projections about the Corporation and its industry, management’s belief with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) changes in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in central Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets; (v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii) changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Corporation with the Commission.
The Corporation does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
CRITICAL ACCOUNTING POLICIES
DCB’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Pursuant to SEC guidance, management of public companies are encouraged to evaluate and disclose those accounting policies that are judged to be critical policies. Critical accounting policies are those which are most critical to the accurate portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy.

14.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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
The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on management’s current judgment about the credit quality of the loan portfolio. While the Corporation strives to reflect all known risk factors in its evaluations, judgment errors may occur.
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $676,485 at September 30, 2005, compared to $611,685 at December 31, 2004, an increase of $64,800, or 10.59%. This increase is attributed to the Corporation’s ability to continue to capture a growing share of the economic development activity within its primary geographic region. This is particularly evident within the commercial and residential real estate portfolios. The Corporation has also seen good loan growth in its retail products, particularly in credit cards and home equity products.
Cash and cash equivalents increased $2,909 from December 31, 2004 to September 30, 2005. Cash and cash equivalents at September 30, 2005 represented 2.09% of total assets compared to 1.84% of total assets at year-end 2004. Total securities decreased $271, or 0.27%, from $98,979 at December 31, 2004 to $98,708 at September 30, 2005. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) participation certificates.
At September 30, 2005, all securities were designated as available for sale. Management classifies securities as available for sale to provide the Corporation with the flexibility to create funding for the balance sheet as demand warrants. The mortgage-backed securities portfolio, with a fair value totaling $37,496 at September 30, 2005, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. The Corporation held no structured notes during any period presented.
Total loans increased $60,499, or 12.52%, to $543,804 at September 30, 2005 from $483,305 at December 31, 2004. The increase is attributed mainly to the continued advantageous market and economic growth of commercial and residential real estate, land development and consumer lending categories. Other loan categories in which the Corporation participates remained relatively stable or experienced small increases in loans outstanding. The Bank’s local market continues to experience increases in the amount of commercial real estate development activity. The Bank has no significant loan concentration in any one industry.

15.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Total deposits increased $52,794, or 11.61%, to $507,368 at September 30, 2005 from $454,574 at December 31, 2004. Noninterest-bearing deposits increased $58, or .09%, while interest-bearing deposits increased $52,736, or 13.54%. This change is mainly attributed to increased deposit activity from the Bank’s larger public fund customers. The Bank utilizes a variety of alternative funding sources to compensate for the challenging deposit growth experienced within its markets.
Utilizing brokered certificates of deposits and money market sweeps, the Bank is able to provide additional funding for the Company’s loan portfolios. The slower growth of core deposits is attributed to the competition in the Bank’s geographic area, where the growth of competitors’ branch locations had made it increasingly challenging to obtain deposits. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage the growth within its deposit liabilities. In addition, the Corporation has used other borrowings, generally FHLB borrowings, to fund much of its loan growth. Continued reliance on outside funding rather than deposits could increase the Corporation’s overall cost of funds.
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
Net Income. Net income for the three months ended September 30, 2005 totaled $1,982, compared to net income of $1,507 for the same period in 2004. Diluted earnings per share was $.51 for the three months ended September 30, 2005 compared to $.38 for the three months ended September 30, 2004. The increase in net income was related principally to growth in earning assets, the allocation of funds from lower yielding to higher yielding asset categories, stable credit trends and increased efficiency on operating expense cost control.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $5,859 for the three months ended September 30, 2005, compared to $5,125 for the same period in 2004. The $734 increase in the third quarter 2005 compared to 2004 was mainly attributed to the continued increase in earning assets coupled with the rising interest rate environment over the past year. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank’s cost of funds to take advantage of pricing and cash flow opportunities. Additionally, because of the increased competition in the Bank’s primary marketplace, management has continued to recognize the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively affect the Corporation’s net interest margin. It is likely that these offerings will continue to be offered to secure liquidity while maintaining market share.
Provision and Allowance for Loan Losses. The provision for loan losses totaled $545 for the three months ended September 30, 2005, compared to $497 for the same period in 2004. The growth in the provision is reflective of the overall growth in the Corporation’s loan portfolio. Non-accrual loans increased to $1.89 million at September 30, 2005 from $1.84 million at the end of the third quarter 2004, though such non-accrual loans decreased as a percentage of outstanding loans from .40% in 2004 to .35% in 2005. Net charge-offs declined to $267 for the three months ended September 30, 2005 from $423 for the same period in 2004. Annualized net charge-offs for the three months ended September 30, 2005 were 20 basis points compared to 38 basis points for the same period in 2004. Delinquent loans over thirty days increased from period to period, measuring 1.59% at September 30, 2005 versus 1.22% at September 30, 2004. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses totaled $5,648, or 1.04% of total loans at September 30, 2005, compared to $4,818, or 1.00% of total loans at December 31, 2004.

16.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Noninterest Income and Noninterest Expense. Total noninterest income increased $34, or 2.58%, for the three months ended September 30, 2005, compared to the same period in 2004. The increase was mainly attributable to an increase in gains on sale of loans in the secondary market, which is mainly attributed to a moderate interest rate market, coupled with the strong economic growth in Delaware County and the absence of a loss on the sale of assets, all of which were partially offset by a decline in treasury management fees. Transactional volume from the Bank’s retail products remained at or slightly higher than the previous year’s levels.
Total noninterest expense decreased $23, or 0.60%, for the three months ended September 30, 2005, compared to the same period in 2004. The decrease was primarily the result of decreases in occupancy and equipment, state franchise taxes, and other operating expenses, which partially offset an increase in operating supplies, advertising related to the Corporation’s promotions and salaries and employee benefits due to commission and bonus expenses incurred.
Income Taxes. The change in income tax expense is primarily attributable to the increase in net income, partially offset by a slight increase in tax exempt earnings from both municipal securities and bank owned life insurance during the three months ended September 30, 2005 as compared to the same period in 2004. The provision for income taxes totaled $877, for an effective tax rate of 30.68%, for the three months ended September 30, 2005 and $609, for an effective tax rate of 28.78%, for the three months ended September 30, 2004.
COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
Net Income. Net income for the nine months ended September 30, 2005 totaled $5,501, compared to net income of $5,371 for the same period in 2004. Diluted earnings per share was $1.41 for the nine months ended September 30, 2005, compared to $1.37 for the nine months ended September 30, 2004. The increase in net income was related principally to growth in earning assets, the allocation of funds from lower yielding to higher yielding asset categories, stable credit trends and increased efficiency on operating expense cost control.
Net Interest Income. Net interest income was $16,991 for the nine months ended September 30, 2005, compared to $14,609 for the same period in 2004. The $2,382 increase was mainly attributed to the continued increase in earning assets coupled with the rising rate environment during the nine month period ended September 30, 2005. However, the Company’s net interest margin continues to experience some pressure as much of the continued loan growth has been funded with borrowings and higher cost deposits. To attract the additional deposits needed to fund loan growth, the Company continues to utilize products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. These higher cost deposit products and other borrowings may continue to be utilized by management, which may further negatively impact the net interest margin in future periods.
Provision and Allowance for Loan Losses. The provision for loan losses totaled $1,535 for the nine months ended September 30, 2005, compared to $1,318 for the same period in 2004. The growth in the provision is reflective of the overall growth in the Corporation’s loan portfolio, and to a lesser extent, the increase in non-accrual loans to $1.89 million at September 30, 2005 from $1.84 million at the end of the third quarter 2004. Net charge-offs improved to $705 for the nine months ended September 30, 2005 from $1,000 for the same period in 2004. Management will continue to monitor the credit quality of the lending portfolio and will continue additional provisioning in the future to maintain the allowance for loan losses at an appropriate level.
Noninterest Income and Noninterest Expense. Total noninterest income decreased $2,131, or 33.55%, for the nine months ended September 30, 2005, compared to the same period in 2004. The decrease was mainly a result of the sale of the Corporation’s investment in ProCentury Corporation, a specialty property and casualty insurance holding company on April 20, 2004. The gain recognized on the sale of ProCentury investment during the previous nine month period in 2004 was partially offset by an increase in the gain on loans sold in the secondary market in 2005. In addition, data processing services and transactional volume from the Bank’s retail products remained at or slightly higher than the previous year’s levels.

17.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Total noninterest expense decreased $173, or 1.44%, for the nine months ended September 30, 2005, compared to the same period in 2004. The decrease was primarily the result of a decline in state franchise taxes, occupancy and equipment expenses due to certain capitalized assets becoming fully depreciated and a decrease in other operating expenses for the nine month period ended September 30, 2005. Full-time equivalent employees totaled 191 at September 30, 2005 compared to 190 at September 30, 2004, an increase of one or .53% in full-time equivalent employees. The Corporation’s efficiency ratio continued to improve to 55.66% for the nine month period ended September 30, 2005 from 59.19% for the same period in 2004.
Income Taxes. The provision for income taxes totaled $2,370 reflecting an effective tax rate of 30.11% for the nine months ended September 30, 2005 and $2,293 reflecting an effective tax rate of 29.92% for the nine months ended September 30, 2004.
LIQUIDITY
Liquidity is the ability of the Corporation to fund customers’ needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the financial strength, asset quality and types of deposit and investment instruments offered by the Corporation to its customers. The Corporation’s principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based upon management’s assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.
Cash and cash equivalents increased $2,909, or 25.89%, to $14,147 at September 30, 2005 compared to $11,238 at December 31, 2004. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking relationships to purchase overnight federal funds should the Corporation need to supplement its liquidity needs. The Corporation also has the ability to issue brokered time deposits to supplement deposits raised from its customer base. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.
CAPITAL RESOURCES
Total shareholders’ equity increased $1,158 between December 31, 2004 and September 30, 2005. The increase was primarily due to period earnings of $5,501, offset by the declaration of $1,370 in dividends and the repurchase of 93,957 shares for a total of $2.49 million.
During 2005, DCB Financial Corp announced its Board of Directors had authorized the repurchase of up to 200,000 of its outstanding shares of common stock over a two year period commencing June 16, 2005. The stock repurchase plan authorizes the Company to make repurchases from time to time in the open market or in privately negotiated transactions. On June 16, 2005, prior to this announcement, the Company had 3,934,760 shares of common stock outstanding. On September 30, 2005, 106,043 shares remained available for repurchase under the Corporation’s stock repurchase program.

18.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Tier 1 capital is shareholders’ equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Total capital includes Tier 1 capital plus the allowance for loan losses, not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Corporation’s total assets after such assets are assessed for risk and assigned a weighting factor defined by regulation based on their inherent risk.
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 10.81% at September 30, 2005, while the Tier 1 risk-based capital ratio was 9.82%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 8.26% at September 30, 2005.
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of September 30, 2005.

	Payment due by year
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
FHLB advances	$98,628	$8,995	$14,637	$6,693	$68,303
Federal funds purchased and other short-term borrowings	9,975	9,975	—	—	—
Operating lease obligations	5,563	530	1,216	692	3,125

Loan and line of credit commitments	128,503	128,503	—	—	—

Total contractual obligations	$242,669	$148,003	$15,853	$7,385	$71,428

In the opinion of management, all loan commitments equal or exceed market rates of interest at September 30, 2005.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
ASSET AND LIABILITY MANAGEMENT AND MARKET RISK
The Corporation’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the possibility that the Corporation’s financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk. The measurement and analysis of the exposure of the Corporation’s primary operating subsidiary, The Delaware County Bank and Trust Company, to changes in the interest rate environment are referred to as asset/liability management. One method used to analyze the Corporation’s sensitivity to changes in interest rates is the “net portfolio value” (“NPV”) methodology.

19.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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
The Corporation’s 2004 Annual Report includes a table depicting the changes in the Corporation’s interest rate risk as of December 31, 2004, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +300 basis points in market interest rates. Management believes that no events have occurred since December 31, 2004 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.
The Corporation’s NPV is more sensitive to rising rates than declining rates. From an overall perspective, such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Corporation has fixed-rate loans in its loan portfolio, the amount of interest the Corporation would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest the Corporation would pay on its deposits would increase rapidly because the Corporation’s deposits generally have shorter periods for repricing. The Corporation can utilize various tools to reduce exposure to changes in interest rates including offering floating versus fixed rate products, or utilizing interest rate swaps. Additional consideration should also be given to today’s current interest rate levels. Several deposit products are within 200 basis points of zero percent and other products within 300 basis points. Should rates decline, fewer liabilities could be repriced down to offset potentially lower yields on loans. Thus interest rate decreases could also impact future earnings and the Corporation’s NPV.
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
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

20.

DCB FINANCIAL CORP
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

21.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2005
PART II — OTHER INFORMATION

Item 1 -	Legal Proceedings:

There are no matters required to be reported under this item.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)		Shares (or Units)	Dollar Value) of
	Total Number	(b)	Purchased as Part	Shares (or Units) that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
Month #l 7/1/2005 to 7/31/2005
Month #2 8/1/2005 to 8/31/2005	12,678	$26.50	12,678	125,758
Month #3 9/1/2005 to 9/30/2005	19,715	$27.03	19,715	106,043
Total	32,393	$26.77	32,393	106,043

(1)	On June 17, 2005, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing June 16, 2005.

22.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2005
PART II — OTHER INFORMATION

Item 3 -	Defaults Upon Senior Securities:

There are no matters required to be reported under this item.

Item 4 -	Submission of Matters to a Vote of Security Holders:

There are no matters required to be reported under this item.

Item 5 -	Other Information:

There are no matters required to be reported under this item.

Item 6 -	Exhibits:

Exhibits — The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003.

3.2	Amended and Restated Code of Regulations of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003.

4.	Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2.)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

23.

DCB FINANCIAL CORP
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP
(Registrant)

Date: November 4, 2005	/s/ Jeffrey Benton
(Signature)
Jeffrey Benton
President and Chief Executive Officer

Date: November 4, 2005	/s/ John A. Ustaszewski
(Signature)
John A. Ustaszewski
Vice President and Chief Financial Officer

24.

DCB FINANCIAL CORP
INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003.

3.2	Amended and Restated Code of Regulations of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003.

4	Instruments Defining the Rights of Security Holders. (See Exhibits 3.1 and 3.2.)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

25.