Form 10-K
period 2005-12-31
DCB FINANCIAL CORP
filed 2006-03-16
CIK 1025877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 0-22387
DCB FINANCIAL CORP
(Exact name of registrant as specified in its charter)

OHIO	31-1469837

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

110 Riverbend Ave., Lewis Center, Ohio	43035

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (740) 657-7000

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Shares, No par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

At June 30, 2005, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on a common share price of $26.08 per share (such price being the average of the bid and asked prices on such date) was $102,556,444.
At March 10, 2006, the registrant had 3,814,414 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II of Form 10-K — Portions of the Annual Report to Shareholders for the year ended December 31, 2005.
Part III of Form 10-K — Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders of DCB Financial Corp.

PART I
Item 1 Description of Business
(a)	General Development of Business
DCB Financial Corp (“DCB” or the “Corporation”) is a financial services holding company headquartered in Lewis Center, Ohio. The Corporation has one wholly-owned subsidiary bank, the Delaware County Bank and Trust Company (the “Bank”).

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

The Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been sound, including unemployment statistics, which have generally remained stable. Real estate values, especially in the Bank’s core geographic area, have been stable to rising for the last five years.

The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. At year-end 2005, deposits of public funds (funds of governmental agencies and municipalities) were 19% of total deposits. This amount can fluctuate, but generally not by a material amount. No material industry or group concentrations exist in the loan portfolio.

Certain risks are involved in granting loans, primarily related to the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower’s repayment capacity, past and current credit history, the collateral being used to secure the transaction in case the customer does not repay the debt, the borrower’s character and other factors. Once the decision has been made to extend credit, the Bank’s independent loan review function and credit officer monitor these factors throughout the life of the loan. All credit relationships of $575,000 or more are reviewed annually, as are 30% of credit relationships from $250,000 to $575,000, 20% of credit relationships from $100,000 to $250,000 (excluding residential mortgages), and 10% of residential mortgages from $100,000 to $250,000. Loan review performs a limited scope review of a minimum of 30 percent of all new loans booked. In addition, any loan identified as a problem credit by management during loan review is assigned to the Bank’s loan “watch list,” is subject to ongoing monitoring by the Bank’s credit quality committee to ensure appropriate action is taken if deterioration occurs.

Commercial, industrial and agricultural loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the business’s cash flow. Such loans are typically secured by business assets such as equipment and inventory and, occasionally, by the business owner’s principal residence.

When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes single-family residence, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the business’s cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s cash flows when deciding whether to grant the credit to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

Commercial real estate and farmland loans are primarily secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Commercial real estate loans are generally originated with a loan-to-value ratio of 80% or less. Management performs much of the same analysis whether deciding to grant a commercial real estate loan or a commercial loan.

Residential real estate loans and home equity lines of credit can either be fixed rate, or carry an adjustable rate. These loans are secured by the borrower’s residence. Such loans are made based on the borrower’s ability to repay the debt from employment and other income. Management assesses the borrower’s ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Bank generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate.

Due to the high level of growth in the Corporation’s market area, construction lending has become a significant part of the Corporation’s overall lending strategy. Construction loans are secured by residential and business real estate, generally occupied by the borrower on completion. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant amount of loans on speculative projects. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral.

Consumer installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Consumer loans for the purchase of new automobiles generally do not exceed 85% of the purchase price of the car. Loans for used cars generally do not exceed average wholesale or trade-in value as stipulated in a recent auto industry used car price guide. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, the absence of collateral. Since these loans are generally repaid from ordinary income of an individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions. The Bank assesses the borrower’s ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

(b)	Narrative Description of Business (Continued)
Employees

At December 31, 2005, the Bank employed 207 employees, 174 of whom were full-time. The Bank offers a number of employee benefits such as health, dental and life insurance, as well as education assistance for qualified employees. A 401(k) retirement plan is also available for eligible employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. All of the Corporation’s employees are also employed by the Bank.

Competition

The Bank operates in a highly competitive industry due to statewide and interstate branching by banks, savings and loan associations and credit unions. In its primary market area of Delaware County, Ohio and surrounding counties, the Bank competes for new deposit dollars and loans with several financial service companies, including large regional and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. According to the most recent market data, there are approximately fifteen other deposit-taking and lending institutions competing in the Bank’s primary market. In addition, according to the market data, the Bank currently ranks first in market share with approximately 34.1% of the deposits in the primary market. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio, and which rates are used as indices on various loan products. The Bank is competitive with interest rates and loan fees that it charges, and in pricing and the variety of accounts it offers to the depositor. The dominant pricing mechanism on loans is the Prime interest rate as published in the Wall Street Journal. The interest spread over Prime depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are reviewed weekly by management and are normally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area, while developing funding opportunities that earn an adequate interest rate margin.

Supervision and Regulation

The business in which the Corporation and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies. The Bank is subject to supervision, regulation and periodic examination by the State of Ohio Superintendent of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”). The supervision, regulation and examination to which the Corporation and its subsidiaries are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of security holders.

Earnings of the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks’ relationships with many phases of the securities business and capital adequacy and liquidity restraints. As a financial holding company, the Corporation is subject to supervision, regulation and periodic examination by the Federal Reserve Board, and is subject to the rules of the SEC.
Liability for Banking Subsidiaries

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength for each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

FDICIA

The Federal Deposit Insurance Corporation Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. As of December 31, 2005, the Corporation and the Bank were both considered well-capitalized based on the guidelines implemented by the Federal Reserve and FDIC.

Financial Modernization

The Gramm-Leach-Bliley Act (“GLBA”) was signed into law in 1999, and became effective in 2000. It permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (CRA) by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The GLBA defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has CRA rating of satisfactory or better.

(c)	Available Information
The Company maintains an Internet web-site at the following web-site address: http://www.dcbfinancialcorp.com. The Company makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Jay D. Wolf, Vice President of Marketing and Customer Relations at 740-657-7000.
Item 1A Risk Factors
The following discussion focuses on the major business risks encountered in the Corporation’s operating environment.

The interest rate environment has compressed our margins and affected our net interest income

The rising interest rate environment has increased the Bank’s funding costs at a rate slightly higher than the increase in the yield on loans and investments. This margin compression has affected our net interest income, which is the largest component of our earnings. In addition, our deposits costs have increased and our short-term borrowings have increased at the same time. If these trends continue, we expect that net interest income will continue to be negatively affected.

The rising interest rate environment may also negatively affect the volume of loan originations. If interest rates continue to rise, we expect that the residential market mortgage will decline during 2006. If this occurs, loan mortgage originations may be negatively affected. In addition, an increase in interest rates can have a negative effect on loan delinquencies for loans with adjustable rates.

Competition from other financial institutions in our markets

We face significant competition in attracting and retaining deposits in all of our markets. Our most direct competition for deposits has historically come from other financial institutions doing business in our primary market areas of Ohio. The number of competitors’ branches has increased in our primary geographic service area.

The ability to extend credit and assessing the allowance for loan losses

Certain risks are involved in granting loans, primarily related to the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower’s repayment capacity, past and current credit history, the collateral being used to secure the transaction in case the customer does not repay the debt, the borrower’s character and other factors. Once the decision has been made to extend credit, the Bank’s independent loan review function and credit officer monitor these factors throughout the life of the loan.

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

Asset and Liability Management and Market Risk

The Corporation’s ALCO committee utilizes a variety of tools to measure and monitor interest rate risk. This is defined as the risk that the Corporation’s financial condition will be adversely affected due to movements in interest rates. To a lesser extent, the Corporation is also exposed to liquidity risk, or the risk that changes in cash flows could adversely affect its ability to honor its financial obligations. The ALCO committee monitors changes in the interest rate environment and changes to its lending and deposit rates based on liquidity and profitability analysis.
Item 1B Unresolved Staff Comments
The Corporation has no unresolved staff comments

I Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
The information required by this item is set forth in the Company’s Annual Report to Shareholders. Such information is incorporated herein by reference.
II Investment Portfolio
The following table sets forth the carrying amount of securities at December 31, 2005, 2004 and 2003.

(In thousands)	2005	2004	2003
Available for sale
U.S. government and agency obligations	$24,732	$26,787	$38,597
States and municipal obligations	25,723	19,710	21,076
Corporate bonds	8,025	8,073	8,215
Mortgage-backed securities	38,016	41,470	38,201

Total debt securities	96,496	96,040	106,089
Other securities	84	83	99

Total	$96,580	$96,123	$106,188

The following table sets forth information regarding scheduled maturities, fair value and weighted average yields of the Corporation’s debt securities at December 31, 2005. The weighted average yield has been computed using the historical amortized cost for securities available for sale. The weighted average yield on tax-exempt obligations is computed on a taxable equivalent basis based on the statutory federal income tax rate of 34%.

		One	Five
	One	Through	Through	After
	Year	Five	Ten	Ten	Fair Value
(In thousands)	or Less	Years	Years	Years	Total
Available for sale
U.S. government and agency obligations	$5,994	$12,480	$5,755	$503	$24,732
States and municipal obligations	739	1,702	9,624	13,658	25,723
Corporate bonds	—	—	—	8,025	8,025
Mortgage-backed securities (1)	34	6,176	2,535	29,271	38,016

	$6,767	$20,358	$17,914	$51,457	$96,496

Weighted average yield	3.617%	4.491%	3.862%	5.109%	4.219%

(1)	Based on contractual terms to maturity. Mortgage-backed securities are subject to prepayment without penalty.

III Loan Portfolio
Types of Loans

The amounts of gross loans outstanding at December 31, 2005, 2004, 2003, 2002, and 2001 are shown in the following table.

(In thousands)	2005	2004	2003	2002	2001
Commercial and industrial	$47,498	$49,184	$51,709	$45,543	$52,534
Commercial real estate	202,649	175,796	156,836	144,646	124,537
Residential real estate and home equity	193,787	170,010	117,098	87,548	88,797
Real estate construction and land development	49,553	34,199	30,120	37,603	34,212
Consumer and credit card	58,653	53,156	48,399	54,821	62,513

	$552,140	$482,345	$404,162	$370,161	$362,593

Risk Elements
Nonaccrual and Past Due Loans
The following table summarizes nonaccrual loans and accruing loans past due greater than 90 days or more at December 31, 2005, 2004, 2003, 2002, and 2001.

(In thousands)	2005	2004	2003	2002	2001
Nonaccrual loans	$2,185	$1,879	$1,813	$3,387	$3,390
Accruing loans past due 90 days or more	$2,648	$1,544	$1,252	$187	$200
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

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $127,000, $128,000, and $163,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Potential Problem Loans

A business loan is classified as impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans or loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for commercial and commercial real estate loans.

Loan Concentrations

At year-end 2005, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III above.
Other Interest-Bearing Assets

At year-end 2005, there were no other interest-bearing assets required to be disclosed under Item III if such assets were loans.

IV	Summary of Loan Loss Experience
Analysis of the Allowance for Loan Losses
The following table sets forth the activity in the Corporation’s allowance for loan and lease losses for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.

(In thousands)	2005	2004	2003	2002	2001
Balance at beginning of year	$4,818	$4,331	$4,094	$3,596	$3,334
Loans charged off:
Commercial	(193)	(628)	(654)	(1,989)	(278)
Commercial real estate	(61)	(102)	(60)	(73)	—
Residential real estate and home equity	(48)	(60)	—	(1)	—
Real estate construction	—	—	—	—	—
Consumer and credit card	(1,135)	(524)	(631)	(513)	(487)
Lease financing	(20)	(71)	—	(74)	—

Total loans charged off	(1,457)	(1,385)	(1,345)	(2,650)	(765)

Loan recoveries:
Commercial	14	21	50	91	28
Commercial real estate	—	—	—	—	—
Residential real estate and home equity	—	—	—	—	—
Consumer and credit card	142	154	114	102	126
Lease financing	18	1	—	5	1

Total loan recoveries	174	176	164	198	155

Net loans charged off	(1,283)	(1,209)	(1,181)	(2,452)	(610)
Provision for loan losses	2,000	1,696	1,418	2,950	872

Balance at end of year	$5,535	$4,818	$4,331	$4,094	$3,596

Ratio of net charge-offs to average loans outstanding	0.24%	0.28%	0.31%	0.66%	0.18%

Allocation of the Allowance for Loan Losses
The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios. While management’s periodic analysis of the adequacy of allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-off that occurs.

		Percentage of		Percentage of		Percentage of
		Loans in Each		Loans in Each		Loans in Each
	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
(In thousands)	December 31, 2005		December 31, 2004		December 31, 2003
Commercial and industrial	$2,411	8.59%	$3,240	10.18%	$2,345	12.77%
Commercial real estate	887	36.64	225	36.37	698	38.92
Residential real estate and home equity	529	35.20	245	35.37	318	28.92
Real estate construction	98	8.96	—	7.08	—	7.44
Consumer and credit card	1,610	10.49	1,074	10.73	970	10.98
Lease financing	—	.12	34	.27	—	.97

Total	$5,535	100.00%	$4,818	100.00%	$4,331	100.00%

	December 31, 2002		December 31, 2001

Commercial and industrial	$2,120	12.30%	$1,765	14.49%
Commercial real estate	891	39.08	94	34.35
Residential real estate and home equity	66	23.65	116	24.49
Real estate construction	20	10.16	57	9.44
Installment and credit card	706	13.08	799	14.62
Lease financing	55	1.73	68	2.61
Unallocated	236	—	697	—

Total	$4,094	100.00%	$3,596	100.00%

V	Deposits
Schedule of Average Deposit Amounts and Rates
Average balance of noninterest-bearing demand deposits totaled $67.5 million, $64.8 million, and $76.4 million, for the years ended December 31, 2005, 2004 and 2003. Additional detail regarding the make-up of the Corporation’s average deposit balances and related interest expense can be found on the Corporation’s attached Annual Report to Shareholders.
Maturity Analysis of Time Deposits Greater than $100,000
The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2005.

(In thousands)
Three months or less	$42,210
Over three through six months	21,745
Over six through twelve months	12,949
Over twelve months	21,270

Total	$98,174

VI	Return on Equity and Assets
The information required by this item is set forth in the Company’s Annual Report to Shareholders.
VII	Short-Term Borrowings
Average outstanding balances of short-term borrowings were 31% of shareholder’s equity for the year ending December 31, 2005 and less than 30% for the years ended December 31, 2004 and December 31, 2003.

Item 2 Properties
The Bank owns and operates its main office at 110 Riverbend Avenue, Lewis Center, Ohio 43035. The Bank also operates 16 branches and utilizes 9 other properties that are owned or leased as noted below:
1.	Corporate Office, 110 Riverbend Avenue, Lewis Center, Ohio 43015 (owned)

2.	Downtown Delaware Branch Office, 41 N. Sandusky St., Delaware, Ohio 43015 (leased)

3.	William Street Drive–Thru Office, 33 W. William St., Delaware, Ohio 43015 (leased)

4.	Delaware Center Branch Office, 199 S. Sandusky Street, Delaware, Ohio 43015 (owned)

5.	Galena Branch Office, 10 Park Street, Galena, Ohio 43021 (owned)

6.	Ostrander Branch Office, 10 West North Street, Ostrander, Ohio 43061 (owned)

7.	Green Meadows Branch Office, 9201 Columbus Pike, Lewis Center, Ohio 43035 (own bldg., lease land)

8.	Ashley Branch Office, 2 West High Street, Ashley, Ohio 43003 (owned)

9.	Buehler’s Central Office, 800 West Central Avenue, Delaware, Ohio 43015 (leased)

10.	Marysville Downtown Office, 108 South Main Street, Marysville, Ohio 43040 (leased)

11.	Marysville Plaza Office, 1169 West Fifth Street, Marysville, Ohio 43040 (leased)

12.	Sunbury Office, 75 S. Miller Dr., Sunbury, Ohio 43074 (owned)

13.	Highland Lakes Office, 6156 Highland Lakes Avenue, Westerville, Ohio 43085 (leased)

14.	Sawmill Parkway Office, 10149 Brewster Lane, Powell, Ohio 43065 (leased)

15.	Avery Road Office, 6820 Perimeter Loop Road, Dublin, Ohio 43017 (leased)

16.	Willowbrook Branch Office, 100 Willowbrook Way South, Delaware, Ohio 43015 (leased)

17.	Corporate Center Drive-Thru Property, Corner of Evergreen & US 23, S., Lewis Center, OH 43035 (owned)

18.	ATM Express Bank, 554 W. Central Ave., Delaware, Ohio 43015 (leased)

19.	ATM Express Bank, Ohio Wesleyan University, Delaware, Ohio 43015 (leased)

20.	ATM Express Bank, 8208 Marysville Road West, Ostrander, Ohio 43061 (leased)

21.	ATM Express Bank, 1123 Columbus Pike, Delaware, Ohio 43015 (leased)

22.	ATM Express Bank, American Showa, 707 West Cherry Street, Sunbury, Ohio 43074 (leased)

23.	ATM Express Bank, Bureau of Motor Vehicles, 8625 Columbus Pike, Lewis Center, Ohio 43035 (leased)

24.	ATM Express Bank, Dextars IGA, 153 West Water Street, Prospect, Ohio 43342 (leased)

25.	ATM Express Bank, 240 North Liberty Street, Powell, Ohio 43065 (leased)
Management considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All the properties owned by the Bank are unencumbered by any mortgage or security interest and are, in management’s opinion, adequately insured.
Item 3 Legal Proceedings
There is no pending litigation of a material nature, other than routine litigation incidental to the business of the Corporation and Bank, to which the Corporation or any of its affiliates is a party or of which any of their property is the subject. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest, which is adverse to the Corporation or Bank. There is no routine litigation in which the Corporation or Bank is involved, which is expected to have a material adverse impact on the financial position or results of operations of the Corporation or Bank.
Item 4 Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the security holders in the fourth quarter of 2005.

PART II
Item 5 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The information required by this item is set forth in the Company’s Annual Report to Shareholders under the sections captioned “Common Stock and Shareholder Matters” and “Stock Option Plan.” Such information is incorporated herein by reference. The Corporation purchased 14,715 of its common shares in the fourth quarter of 2005.
The Bank acts as transfer agent for the Corporation’s common stock.
Item 6 Selected Financial Data
The information required by this item is set forth in the Company’s Annual Report to Shareholders under the section captioned “Selected Consolidated Financial Information and Other Data.” Such information is incorporated herein by reference.
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is set forth in the Company’s Annual Report to Shareholders under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such information is incorporated herein by reference.
Item 7a Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is set forth in the Company’s Annual Report to Shareholders under the section captioned “Asset and Liability Management and Market Risk.” Such information is incorporated herein by reference.
Item 8 Financial Statements and Supplementary Data
The information required by this item is set forth in the Company’s Annual Report to Shareholders. Such information is incorporated herein by reference.
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
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

Management’s Report on Internal Control Over Financial Reporting
Management of DCB Financial Corp (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting at December 31, 2005, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Corporation maintained effective internal control over financial reporting as of December 31, 2005. Based on this assessment, management believes that the Corporation maintained effective control over financial reporting as of December 31, 2005.
The independent registered public accounting firm that audited DCB Financial Corp’s consolidated financial statements included in its Annual Report for the year ended December 31, 2005, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2005 and management’s assessment of internal control over financial reporting.

Item 9B Other Information
None
PART III
Item 10 Directors and Executive Officers of the Registrant
The information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2006 Annual Meeting, under the sections captioned “Election of Directors and Information with Respect to Directors and Officers,” and “Section 16(A) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.
The Company’s Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers, and employees, including its principal executive, principal financial, and principal accounting officers. A copy of the code of ethics will be provided, at no cost, upon written request to the attention of Mr. Jay D. Wolf, Vice President Marketing and Customer Relations, at the Company’s main office, 110 Riverbend Avenue Lewis Center, Ohio. In addition, a copy of the Code of Ethics and Business Conduct is posted on our website at http: //www.dcbfinancialcorp.com. In the event we make any amendment to, or grant any waiver of, a provision of the Code of Ethics and Business Conduct that applies to the principal executive officer, a principal financial officer, principal accounting officer, or controller, or persons performing similar functions that require disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the reasons for it, and the nature of any waiver, the name of the person to whom it was granted, and the date, on our internet website.
Item 11 Executive Compensation
The information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2006 Annual Meeting, under the section captioned “Executive Compensation and Other Information” and “Committees and Compensation of the Board of Directors.” Such information is incorporated herein by reference.
Item 12 Security Ownership of Certain Beneficial Owners and Management
The information about beneficial ownership of DCB common shares required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2006 annual meeting, under the section captioned “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
Equity Compensation Plan Information

			Number of securities
			remaining available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities reflected
	and rights	warrants and rights	in column (a))
	(a )	(b )	(c )
Equity compensation plans approved by security holders	40,687	$25.31	259,313
Equity compensation plan not approved by security holders	0	0	0
Total	40,687	$25.31	259,313

On May 20, 2004 the Company’s shareholders approved the DCB Financial Corp 2004 Long-Term Stock Incentive Plan. This plan authorizes the issuance of up to 300,000 DCB common shares upon exercise of stock options awarded under the plan and in the form of restricted stock and stock awards. Beginning in January 2006, the Company intends to expense these options under the methodology set forth in FAS 123. Options are granted for a maximum of ten years. The options vest at an annual rate of 20% over five years, assuming credited service by the designated employee.
Item 13 Certain Relationships and Related Transactions
Information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2006 Annual Meeting, under the section captioned “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.
Item 14 Principal Accountant Fees and Services
Information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2006 Annual Meeting under the section captioned “Information Concerning Independent Registered Public Accountants”, and such information is incorporated herein by reference.

PART IV
Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Documents filed as part of Form 10-K
1	The following consolidated financial statements appear in the Corporation’s 2005 Annual Report, Exhibit 13 to Shareholders and are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm	Page	74
Consolidated Balance Sheets	Page	42
Consolidated Statements of Income	Page	43
Consolidated Statement of Comprehensive Income	Page	44
Consolidated Statements of Changes in Shareholders’ Equity	Page	45
Consolidated Statements of Cash Flows	Page	46
Notes to Consolidated Financial Statements	Pages	48
2	Exhibits
3.1	Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

3.2	Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

10.1	Resignation, Release, and Post-Employment Covenants Agreement by and between DCB Financial Corp., its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Larry D. Coburn (incorporated by reference to Registrant’s report on Form 8-K, filed with the Commission on November 21, 2002)

10.2	Employment agreement with Mr. Whitney (incorporated by reference to Registrant’s Form 10-K, File No. 0-22387, effective March 25, 1998)

10.3	Employment agreement with Mr. Bernon (incorporated by reference to Registrant’s Form 10-K, File No. 0-22387, effective March 27, 2000)

10.4	Employment agreement by and between DCB Financial Corp, its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Jeffrey Benton (incorporated by reference to Registrant’s Form 8-K, File No. 0-22387, effective March 7, 2005).

10.5	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D to our Proxy Statement, as filed with the SEC on Schedule 14A on April 14, 2004)

11	Statement Regarding Computation of Per Share Earnings

13	Annual Report to Shareholders

21	Subsidiaries of DCB Financial Corp

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14 (a) Certifications

31.2	Rule 13a-14 (a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2006	DCB FINANCIAL CORP

	By:	/s/ JEFFREY BENTON

Jeffrey Benton, President & CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Dated: March 10, 2006

Signatures	Title
/s/ JEFFREY BENTON	President (Principal Executive Officer),

Jeffrey Benton	CEO and Director

/s/ JOHN A. USTASZEWSKI	Senior Vice President and Chief Financial

John A. Ustaszewski	Officer (Principal Financial Officer)

/s/ JEROME J. HARMEYER	Director

Jerome J. Harmeyer

/s/ WILLIAM R. OBERFIELD	Director

William R. Oberfield

/s/ EDWARD A. POWERS	Director

Edward A. Powers

/s/ GARY M. SKINNER	Director

Gary M. Skinner

Signatures	Title
/s/ TERRY M. KRAMER	Director, Chairman of the Board

Terry M. Kramer

/s/ VICKI J. LEWIS	Director

Vicki J. Lewis

/s/ ADAM STEVENSON	Director

Adam Stevenson

/s/ DONALD J. WOLF	Director

Donald J. Wolf

INDEX TO EXHIBITS

Exhibit
Number	Description of Document
3.1	Amended Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

3.2	Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

10.1	Resignation, Release, and Post-Employment Covenants Agreement by and between DCB Financial Corp, its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Larry D. Coburn (incorporated by reference to Registrant’s report on Form 8-K, filed with the Commission on November 21, 2002)

10.2	Employment agreement with Mr. Whitney (incorporated by reference to Registrant’s 1997 Form 10-K, File No. 0-22387, effective March 25, 1998)

10.3	Employment agreement with Mr. Bernon (incorporated by reference to Registrant’s 1997 Form 10-K, File No. 0-22387, effective March 27, 2000)

10.4	Employment agreement by and between DCB Financial Corp, its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Jeffrey Benton (incorporated by reference to Registrant’s Form 8-K, File No. 0-22387, effective March 7, 2005).

10.5	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D to our Proxy Statement, as filed with the SEC on Schedule 14A on April 14, 2004)

11	Statement Regarding Computation of Per Share Earnings

13	Annual Report to Shareholders

21	Subsidiaries of DCB Financial Corp

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14 (a) Certifications

31.2	Rule 13a-14 (a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications