Form 10-Q
period 2006-03-31
DCB FINANCIAL CORP
filed 2006-05-10
CIK 1025877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2006
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
Yes ☐                 No ☑
As of May 5, 2006, the latest practicable date, 3,814,414 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
QUARTER ENDED MARCH 31, 2006

DCB FINANCIAL CORP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Item 1. Financial Statements

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and due from financial institutions	$14,115	$18,069
Securities available for sale	98,114	96,580
Loans held for sale	915	1,640
Loans	567,905	553,045
Less allowance for loan losses	(5,617)	(5,535)

Net loans	562,288	547,510
Real estate owned	263	386
Investment in FHLB stock	3,375	3,327
Premises and equipment, net	8,976	8,854
Investment in unconsolidated affiliates	983	614
Bank owned life insurance	9,026	8,898
Accrued interest receivable and other assets	5,693	5,018

Total assets	$703,748	$690,896

LIABILITIES
Deposits
Noninterest-bearing	$64,155	$68,977
Interest-bearing	475,963	434,929

Total deposits	540,118	503,906
Federal funds purchased and other short-term borrowings	13,729	25,610
Federal Home Loan Bank advances	91,090	102,925
Accrued interest payable and other liabilities	1,627	2,201

Total liabilities	646,564	634,642

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,200 issued at March 31, 2006 and December 31, 2005	3,780	3,780
Retained earnings	64,916	63,552
Treasury stock, at cost, 458,786 and 447,112 shares at March 31, 2006 and December 31, 2005	(10,841)	(10,506)
Accumulated other comprehensive loss	(671)	(572)

Total shareholders’ equity	57,184	56,254

Total liabilities and shareholders’ equity	$703,748	$690,896

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Interest and dividend income
Loans	$9,427	$7,218
Taxable securities	854	760
Tax-exempt securities	233	184
Federal funds sold and other	30	—

Total interest income	10,544	8,162

Interest expense
Deposits	3,646	1,818
Borrowings	1,075	850

Total interest expense	4,721	2,668

Net interest income	5,823	5,494

Provision for loan losses	560	470

Net interest income after provision for loan losses	5,263	5,024

Noninterest income
Service charges on deposit accounts	628	571
Trust department income	218	165
Net loss on sales of assets	(4)	(12)
Gains on sale of loans	51	49
Gain on sale of investment in unconsolidated affiliate	—	184
Treasury management fees	153	101
Data processing servicing fees	83	73
Earnings on bank owned life insurance	128	96
Other	127	190

Total noninterest income	1,384	1,417

Noninterest expense
Salaries and other employee benefits	2,217	2,212
Occupancy and equipment	787	880
Professional services	115	182
Advertising	74	87
Postage, freight and courier	97	94
Supplies	68	61
State franchise taxes	134	108
Other	510	474

Total noninterest expense	4,002	4,098

Income before income taxes	2,645	2,343

Federal income tax expense	785	707

Net income	$1,860	$1,636

Basic and diluted earnings per common share	$0.49	$0.42

Dividends per share	$0.13	$0.11

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Net income	$1,860	$1,636

Unrealized losses on securities available for sale, net of tax benefits	(99)	(470)

Comprehensive income	$1,761	$1,166

Accumulated other comprehensive loss	$(671)	$(235)

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows provided by operating activities	$1,953	$976

Cash flows used in investing activities
Securities available for sale
Purchases	(7,743)	(8,033)
Maturities, principal payments and calls	2,797	4,464
Sales	3,112	5,020
Net change in loans	(15,389)	(24,341)
Premises and equipment expenditures	(347)	(77)

Net cash flows used in investing activities	(17,570)	(22,967)

Cash flows provided by financing activities
Net change in deposits	36,212	12,820
Net change in federal funds purchased and other short-term borrowings	(11,881)	17,408
Repayment of Federal Home Loan Bank advances	(11,835)	(6,394)
Purchase of treasury shares, net	(334)	—
Cash dividends paid	(499)	(433)

Net cash provided by financing activities	11,663	23,401

Net change in cash and cash equivalents	(3,954)	1,410

Cash and cash equivalents at beginning of period	18,069	11,238

Cash and cash equivalents at end of period	$14,115	$12,648

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest on deposits and borrowings	$4,567	$2,292

Cash dividends declared but unpaid	$497	$433
See notes to the consolidated financial statements.

6.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at March 31, 2006, and its results of operations and cash flows for the three month periods ended March 31, 2006 and 2005. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2005 Annual Report. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2005 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
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

	Three Months Ended
	March 31,
	2006	2005
Weighted-average common shares outstanding (basic)	3,821,202	3,934,760

Dilutive effect of assumed exercise of stock options	5,573	1,162

Weighted-average common shares outstanding (diluted)	3,826,775	3,935,922

7.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Stock option plan
The Corporation’s shareholders approved an employee share option plan in May 2004. This plan grants certain employees the right to purchase shares at a pre-determined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. During 2006, 6,132 shares were issued to employees under the plan, at a price of $28.85. Approximately 11,000 shares will become exercisable during 2006.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (”SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that cost related to the fair value of all equity-based awards to employees, including grants of employee stock options, be recognized in the financial statements.
The Corporation has adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore have not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation has recognized compensation cost for the portion of unvested equity-based awards for which the requisite service period has not been rendered as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three months ended March 31, 2006, the Company recorded $3 thousand after tax in compensation cost for equity-based awards that vested during the three months ended March 31, 2006. The Corporation has $170 thousand of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2006, which is expected to be recognized over a weighted-average period of 9 years.
Prior to January 1, 2006, the Corporation utilized APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized in prior periods for the plan. Had compensation cost for the Corporation’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Corporation’s net earnings and earnings per share would have been reported as the pro forma amounts indicated below:

		Three Months Ended
		March 31,
		2005
		(In thousands, except per share data)
NET EARNINGS	As reported	$1,636
	Stock-based compensation, net of tax	(2)

	Pro-forma	$1,634

EARNINGS PER SHARE
BASIC	As reported	$0.42
	Stock-based compensation, net of tax	—

	Pro-forma	$0.42

DILUTED	As reported	$0.42
	Stock-based compensation, net of tax	—

	Pro-forma	$0.42

8.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Stock option plan (continued)
The fair value of each option is estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2006 and 2005: dividend yield of 2.25% and 2.0% for 2006 and 2005, respectively; expected volatility of 14.0% for 2006 and 2005, respectively; risk-free interest rates with 4.75% and 4.25% for 2006 and 2005, respectively; and expected lives of 10 years for each grant.
The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Corporation’s stock.
A summary of the status of the Corporation’s stock option plan as of March 31, 2006 and December 31, 2005 and changes during the periods then ended are presented below:

	Three Months Ended
	March 31,
	2006
			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING
		EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE

Outstanding at beginning of year	40,687	$25.31	8 years
Granted	6,132	28.85	10 years
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	46,819	$25.40	9 years

Options exercisable at period end	3,627	$23.40

Weighted-average fair value of options granted during the period		$4.34

9.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Stock option plan (continued)

	Year Ended
	December 31,
	2005
		WEIGHTED
		AVERAGE
		EXERCISE
	SHARES	PRICE
Outstanding at beginning of year	15,105	$23.40
Granted	26,219	$25.74
Exercised	—	—
Forfeited	(637)	$23.40
Outstanding at end of year	40,687	$25.31

Options exercisable at year-end	2,894	$23.40

Weighted-average fair value of options granted during the year		$4.68

The following information applies to options outstanding at March 31, 2006:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES

46,819	$23.40 — $28.85
Newly issued Accounting Standards: In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” to allow a qualifying special purpose entity to hold a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument.

10.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation’s, with earlier application allowed. The Corporation’s is currently evaluating SFAS No. 155, but does not expect it to have a material effect on the Corporation’s financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:
•	Separately recognize financial assets as servicing assets or servicing entities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;

•	Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable, and;

•	Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.
Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability.
SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application permitted. The Corporation is currently evaluating SFAS No. 156, but does not expect it to have a material effect on the Corporation’s financial position or results of operations.
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
The most significant accounting policies followed by the Corporation are presented in Note 1 of Notes to Consolidated Financial Statements contained in the Corporation’s 2005 Annual Report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

11.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 – SECURITIES
The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	March 31, 2006
U.S. Government and agency obligations	$23,545	$8	$(358)	$23,195
State and municipal obligations	26,799	96	(200)	26,695
Corporate bonds	8,489	40	—	8,529
Mortgage-backed securities	40,245	82	(716)	39,611

Total debt securities	99,078	226	(1,274)	98,030

Other securities	53	38	(7)	84

Total	$99,131	$264	$(1,281)	$98,114

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2006:

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses
U.S. Government and agency obligations	9	$8,257	$(79)	17	$12,974	$(279)	26	$21,231	$(358)
State and municipal obligations	27	10,064	(114)	15	6,829	(86)	42	16,893	(200)
Mortgage-backed and other securities	52	13,839	(196)	51	18,238	(527)	103	32,077	(723)

Total temporarily impaired securities	88	$32,160	$(389)	83	$38,041	$(892)	171	$70,201	$(1,281)

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

12.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
At March 31, 2006, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The amortized cost and estimated fair value of debt securities at March 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,793	$5,740
Due from one to five years	13,672	13,491
Due from five to ten years	16,461	16,294
Due after ten years	22,907	22,894
Mortgage-backed and related securities	40,245	39,611

Total debt securities	99,078	98,030
Other securities	53	84

Total	$99,131	$98,114

Securities with a carrying amount of $97,072 at March 31, 2006 were pledged to secure public deposits and other obligations.
NOTE 3 — LOANS
Loans were as follows:

March 31,
2006
Commercial and industrial	$49,207
Commercial real estate	206,449
Residential real estate and home equity	204,688
Real estate construction and land development	50,378
Consumer and credit card	56,407

567,129
Add: Net deferred loan origination costs	776

Total loans receivable	$567,905

Loans with a carrying amount of $5,774 at March 31, 2006 were pledged to secure other borrowings.

13.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended
	March 31,
	2006	2005
Balance at beginning of period	$5,535	$4,818
Provision for loan losses	560	470
Loans charged off	(601)	(194)
Recoveries	123	21

Balance at end of period	$5,617	$5,115

Nonperforming loans were as follows:

	March 31,	December 31,
	2006	2005
Loans past due 90 days or more and still accruing	$1,433	$2,648
Nonaccrual loans	2,015	2,185

Total	$3,448	$4,833

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses	$—	$—
Period-end loans with allocated allowance for loan losses	2,015	1,655

Total	$2,015	$1,655

Amount of the allowance for loan losses allocated	$1,035	$759

Average of impaired loans during the period	$1,959	$1,116

Item 1A. Risk Factors
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2005.

14.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at March 31, 2006, compared to December 31, 2005, and the consolidated results of operations for the three months ended March 31, 2006, compared to the same period in 2005. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $703,748 at March 31, 2006, compared to $690,896 at December 31, 2005, an increase of $12,852, or 7.4%, on an annualized basis. The increase in assets was mainly attributed to loan growth the Corporation experienced within its normal markets, particularly in commercial and residential real estate. The funding that accommodated this loan growth was supplied through deposit growth.
Cash and cash equivalents decreased $3,954 from December 31, 2005 to March 31, 2006. Total securities increased $1,534, or 1.6%, from $96,580 at December 31, 2005 to $98,114 at March 31, 2006. Securities and investment securities classified as available for sale at March 31, 2006 totaled $98,114, or 100% of the total securities portfolio. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans if

15.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
favorable economic conditions warrant. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. The mortgage-backed securities portfolio, totaling $39,611 at March 31, 2006, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. Mortgage-backed securities include Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) participation certificates. The Corporation held no structured notes during any period presented.
Total loans, including loans held for sale, increased $14,135, or 2.5%, from $554,685 at December 31, 2005 to $568,820 at March 31, 2006. On an annualized basis total loans, including loans held for sale, increased $59,548, or 11.7%, from $509,272 at March 31, 2005 to $568,820 at March 31, 2006. The increase is attributed mainly to the continued growth of residential real estate and home equity, real estate construction and land development, and commercial real estate loans. Other loan categories in which the Corporation participates, commercial, industrial, and consumer financing, remained relatively stable or experienced small increases in loans outstanding. The Bank’s local market continues to experience increases in the amount of commercial real estate development activity. The Bank has no significant loan concentration in any one industry.
Total deposits increased $36,212, or 7.2%, from $503,906 at December 31, 2005 to $540,118 at March 31, 2006. This growth is mainly attributed to the increase in deposit activity from the Corporation’s larger public fund customers. The Corporation utilizes a variety of alternative deposit funding sources to overcome the competitive challenges experienced within its primary market. Utilizing brokered certificates of deposits and money market sweeps, the Corporation is able to provide additional funding for the Company’s loan portfolio. The Bank had approximately $32,133 in brokered certificates of deposit outstanding at March 31, 2006 compared to $23,231 at December 31, 2005. The slower growth of core deposits is attributed to the competition in the Corporation’s geographic area, where the growth of competitors’ branch locations have made it increasingly difficult to obtain deposits. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage the growth within its deposit liabilities. Noninterest-bearing deposits decreased $4,822, or 7.0%, while interest-bearing deposits increased $41,034, or 9.4%. Total borrowings decreased to $104,819 from $128,535 during the three months ended March 31, 2005. Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed rate loans. Continued reliance on borrowings outside of normal deposit growth could continue an increase in the Corporation’s overall cost of funds.
COMPARISON OF RESULTS OF OPERATIONS
Net Income. Net income for the three months ended March 31, 2006 totaled $1,860, compared to net income of $1,636 for the same period in 2005. Earnings per share was $.49 for the three months ended March 31, 2006 compared to $.42 for the three months ended March 31, 2005, a quarter over quarter increase of 16.7%. The increase in earnings is mainly attributed to the increase in net interest income due to growth in earning assets.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $5,823 for the three months ended March 31, 2006, compared to $5,494 for the same period in 2005. The $329 increase in the first quarter 2006 compared to 2005 was mainly attributed to an increase in earning assets coupled with the rising rate environment. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank’s cost of funds to take advantage of pricing and cash flow opportunities. Additionally, because of the increased competition in the Bank’s primary marketplace, management has continued to recognize the importance of offering special rates on certain deposit products. These special deposit rates

16.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
tend to negatively affect the Corporation’s net interest margin. It is likely that these offerings will continue to be offered to secure liquidity while maintaining market share.
The Company’s first quarter net interest margin decreased to 3.62% on a fully tax equivalent basis, from 3.76% during the first quarter 2005. The decline is primarily attributed to funding continued loan growth through higher cost deposits and other borrowings. The Bank has seen deposit growth primarily in products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. Funding costs may further negatively impact the net interest margin in future periods if the current competitive and rising rate environments remain in effect.
Provision and Allowance for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the losses known and inherent in the Bank’s loan portfolio. All lending activity contains associated risks of loan losses and the Bank recognizes these credit risks as a necessary element of its business activity.
The provision for loan losses totaled $560 for the three months ended March 31, 2006, compared to $470 for the same period in 2005. The growth in the provision is reflective of the continued growth in the Corporation’s loan portfolio, and to an increase in net charge offs between the two periods. Non-accrual loans for the three months ended March 31, 2006 were $2,015 compared to non-accrual loans of $1,939 for the same period in 2005. Net charge-offs for the three months ended March 31, 2006 increased to $478, as compared to $173 for the three months ended March 31, 2005. Annualized net charge-offs for the three months ended March 31, 2006 were 0.34% compared to 0.14% at March 31, 2005. The majority of the charge-offs were related to an indirect retail payer program originated through a dealer network. Delinquent loans over thirty days improved period to period, decreasing to 1.38% at March 31, 2006 from 1.53% at March 31, 2005. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses increased to $5,617, or .99% of total loans at March 31, 2006, compared to $5,535, or 1.00% of total loans at December 31, 2005.
Noninterest Income. Total noninterest income decreased $33, or 2.3%, for the three months ended March 31, 2006, compared to the same period in 2005. The change in non-interest revenues from period to period is mainly attributed to a $184 thousand gain recognized on the sale of an investment in an unconsolidated affiliate during the first three months of 2005, offset by an increase in cash management revenues, trust revenue, and an increase in service charges and retail fees.
Noninterest Expense.
Total noninterest expense decreased $96, or 2.3%, for the three months ended March 31, 2006, compared to the same period in 2005. The decrease was primarily the result of a decrease in professional expenses incurred due to expenses incurred related to Section 404 consulting, coupled with a decline in occupancy and advertising expenses.
Income Taxes. The change of income tax expense is primarily attributable to the increase in tax exempt earnings primarily offset by municipal income and an increase in bank owned life insurance in income before income taxes. The provision for income taxes totaled $785, for an effective tax rate of 29.7%, for the three months ended March 31, 2006 and $707, for an effective tax rate of 30.2%, for the three months ended March 31, 2005.
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
Cash and cash equivalents decreased $3,954, or 21.9%, to $14,115 at March 31, 2006 compared to $18,069 at December 31, 2005. Cash and equivalents represented 2.0% of total assets at March 31, 2006 and 2.6% of total assets at December 31, 2005. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.
CAPITAL RESOURCES
Total shareholders’ equity increased $930 between December 31, 2005 and March 31, 2006. The increase was primarily due to period earnings of $1,860, partially offset by the declaration of $497 in dividends and the repurchase of 11,684 shares for a total of $334 thousand.
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
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 11.1% at March 31, 2006, while the Tier 1 risk-based capital ratio was 10.1%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 8.1% at March 31, 2006.
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of March 31, 2006.

	PAYMENT DUE BY YEAR
CONCTRACTUAL		Less than 1			More than
OBLIGATIONS	Total	year	1-3 years	3-5 years	5 years
FHLB advances	$91,090	$—	$14,435	$14,807	$61,848
Federal funds purchased and other short-term borrowings	13,729	13,729
Operating lease obligations	7,533	859	1,378	1,049	4,247
Loan and line of credit commitments	147,105	147,105	—	—	—

Total Contractual Obligations	$259,457	$161,693	$15,813	$15,856	$66,095

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
The Corporation’s 2005 Annual Report includes a table depicting the changes in the Corporation’s interest rate risk as of December 31, 2005, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +300 basis points in market interest rates. Management believes that no events have occurred since December 31, 2005 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.
The Corporation’s NPV is more sensitive to rising rates than declining rates. From an overall perspective, such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Corporation has fixed-rate loans in its loan portfolio, the amount of interest the Corporation would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest the Corporation would pay on its deposits would increase rapidly because the Corporation’s deposits generally have shorter periods for repricing. The Corporation can utilize various tools to reduce exposure to changes in interest rates including offering floating versus fixed rate products, or utilizing interest rate swaps. Additional consideration should also be given to today’s current interest rate levels. Several deposit products are within 200 basis points of zero percent and other products within 300 basis points. Should rates continue to decline, fewer liabilities could be repriced down to offset potentially lower yields on loans. Thus decreases could also impact future earnings and the Corporation’s NPV.
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

20.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended March 31, 2006
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
  There are no matters required to be reported under this item.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)		Shares (or Units)	Dollar Value) of
	Total Number	(b)	Purchased as Part	Shares (or Units) that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
Month #l 1/1/2006 to 1/31/2006	1,248	$28.50	1,248	90,080
Month #2 2/1/2006 to 2/28/2006	10,436	$28.61	10,436	79,644
Month #3 3/1/2006 to 3/31/2006

Total	11,684	$28.56	11,684	79,644

(1)	On June 17, 2005, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing June 16, 2005.

21.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended March 31, 2006
PART II — OTHER INFORMATION
Item 3 — Defaults Upon Senior Securities:
  There are no matters required to be reported under this item.
Item 4 — Submission of Matters to a Vote of Security Holders:
  There are no matters required to be reported under this item.
Item 5 — Other Information:
  There are no matters required to be reported under this item.
Item 6 — Exhibits:
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

22

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP (Registrant)
Date: May 10, 2006	/s/ Jeffrey Benton
(Signature)
Jeffrey Benton President and Chief Executive Officer

Date: May 10, 2006	/s/ John A. Ustaszewski
(Signature)
John A. Ustaszewski Senior Vice President and Chief Financial Officer

23

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

24