Form 10-Q
period 2006-06-30
DCB FINANCIAL CORP
filed 2006-08-09
CIK 1025877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-22387
DCB Financial Corp
(Exact name of registrant as specified in its charter)

Ohio	30-1469837

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes ☐           No ☑
As of August 4, 2006, the latest practicable date, 3,814,609 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
QUARTER ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION

DCB FINANCIAL CORP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Item 1. Financial Statements

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and due from financial institutions	$18,420	$18,069
Federal funds sold	4,015	—

Total cash and cash equivalents	22,435	18,069
Securities available for sale	93,836	96,580
Loans held for sale	1,606	1,640
Loans	563,266	553,045
Less allowance for loan losses	(5,792)	(5,535)

Net loans	557,474	547,510
Real estate owned	244	386
Investment in FHLB stock	3,495	3,327
Premises and equipment, net	9,264	8,854
Investment in unconsolidated affiliates	968	614
Bank owned life insurance	9,146	8,898
Accrued interest receivable and other assets	6,013	5,018

Total assets	$704,481	$690,896

LIABILITIES
Deposits
Noninterest-bearing	$63,936	$68,977
Interest-bearing	485,084	434,929

Total deposits	549,020	503,906
Federal funds purchased and other short-term borrowings	4,252	25,610
Federal Home Loan Bank advances	92,430	102,925
Accrued interest payable and other liabilities	716	2,201

Total liabilities	646,419	634,642

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,395 issued at June 30, 2006 and 4,273,200 issued at December 31, 2005	3,780	3,780
Retained earnings	66,276	63,552
Treasury stock, at cost, 448,786 and 447,112 shares at June 30, 2006 and December 31, 2005	(10,841)	(10,506)
Accumulated other comprehensive loss	(1,153)	(572)

Total shareholders’ equity	58,062	56,254

Total liabilities and shareholders’ equity	$704,481	$690,896

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest and dividend income
Loans	$9,934	$7,836	$19,360	$15,053
Taxable securities	881	820	1,735	1,528
Tax-exempt securities	238	188	470	372
Federal funds sold and other	36	2	68	3

Total interest income	11,089	8,846	21,633	16,956

Interest expense
Deposits	4,241	2,178	7,887	3,997
Borrowings	999	974	2,074	1,822

Total interest expense	5,240	3,152	9,961	5,819

Net interest income	5,849	5,694	11,672	11,137

Provision for loan losses	420	520	980	990

Net interest income after provision for loan losses	5,429	5,174	10,692	10,147

Noninterest income
Service charges on deposit accounts	670	634	1,298	1,205
Trust department income	192	187	410	352
Net loss on sale of assets	(5)	(20)	(10)	(32)
Gains on sale of loans	123	122	175	171
Treasury management fees	162	113	315	215
Data processing servicing fees	85	76	168	148
Earnings on bank owned life insurance	120	148	248	244
Other	126	137	254	562

	1,473	1,397	2,858	2,865

Noninterest expense
Salaries and other employee benefits	2,294	2,071	4,511	4,283
Occupancy and equipment	815	842	1,603	1,722
Professional services	157	88	275	270
Advertising	98	121	192	207
Postage, freight and courier	104	91	201	185
Supplies	42	60	128	125
State franchise taxes	129	107	263	215
Other	574	521	1,043	992

	4,213	3,901	8,216	7,999

Income before income taxes	2,689	2,670	5,334	5,013

Federal income tax expense	795	786	1,580	1,494

Net income	$1,894	$1,884	$3,754	$3,519

Basic and diluted earnings per common share	$0.50	$0.48	$0.98	$0.89

Dividends per share	$0.14	$0.12	$0.27	$0.23

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$1,894	$1,884	$3,754	$3,519

Unrealized losses on securities available for sale, net of tax benefits	(482)	(332)	(581)	(847)

Comprehensive income	$1,412	$1,552	$3,173	$2,672

Accumulated other comprehensive loss	$(1,153)	$(97)	$(1,153)	$(97)

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows provided by operating activities	$2,904	$8,194

Cash flows used in investing activities
Securities available for sale
Purchases	(7,743)	(15,353)
Maturities, principal payments and calls	5,303	8,286
Sales	3,970	6,528
Net change in loans	(11,119)	(42,159)
Premises and equipment expenditures	(887)	(291)

Net cash flows used in investing activities	(10,476)	(42,989)

Cash flows provided by financing activities
Net change in deposits	45,114	53,888
Net change in federal funds purchased and other short-term borrowings	(21,358)	(128)
Repayment of Federal Home Loan Bank advances	(10,494)	(3,388)
Purchase of treasury shares, net	(328)	(1,616)
Cash dividends paid	(996)	(905)

Net cash provided by financing activities	11,938	47,851

Net change in cash and cash equivalents	4,366	13,056

Cash and cash equivalents at beginning of period	18,069	11,238

Cash and cash equivalents at end of period	$22,435	$24,294

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest on deposits and borrowings	$9,634	$5,563

Cash dividends declared but unpaid	$534	$472
See notes the consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at June 30, 2006, and its results of operations and cash flows for the three and six month periods ended June 30, 2006 and 2005. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2005 Annual Report. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2005 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted-average common shares outstanding (basic)	3,814,502	3,930,024	3,817,833	3,932,379

Dilutive effect of assumed exercise of stock options	7,400	1,950	6,508	2,490

Weighted-average common shares outstanding (diluted)	3,821,902	3,931,974	3,824,341	3,934,869

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Stock option plan
The Corporation’s shareholders approved an employee share option plan in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year and expire after ten years. During 2006, 34,045 shares were issued to employees under the plan, at a weighted average price of $30.37. Approximately 11,000 shares will become exercisable during 2006.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that cost related to the fair value of all equity-based awards to employees, including grants of employee stock options, be recognized in the financial statements.
The Corporation has adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore, has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation has recognized compensation cost for the portion of unvested equity-based awards for which the requisite service period has not been rendered as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three and six months ended June 30, 2006, the Company recorded $7 thousand and $14 thousand respectively, in after tax compensation cost ($10 thousand and $20 thousand pretax) for equity-based awards that vested during the three and six months ended June 30, 2006. The Corporation has $276 thousand of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2006, which is expected to be recognized over a weighted-average period of 9 years.
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

		Three Months	Six Months
		Ended	Ended
		June 30,	June 30,
		2005	2005
		(In thousands, except per share data)
NET EARNINGS	As reported	$1,884	$3,519
	Stock-based compensation, net of tax	(3)	(7)

	Pro-forma	$1,881	$3,512

EARNINGS PER SHARE
BASIC	As reported	$0.48	$0.89
	Stock-based compensation, net of tax	—	—

	Pro-forma	$0.48	$0.89

DILUTED	As reported	$0.48	$0.89
	Stock-based compensation, net of tax	—	—

	Pro-forma	$0.48	$0.89

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Stock option plan (continued)
The fair value of each option is estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2006 and 2005: dividend yield of 2.0% for both 2006 and 2005; expected volatility of 10.0% for 2006 and 14.0% for 2005; risk-free interest rates with 4.75% and 4.25% for 2006 and 2005, respectively; and expected lives of 10 years for each grant.
The expected term of the options is based on evaluation of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Corporation’s stock.
A summary of the status of the Corporation’s stock option plan as of June 30, 2006 and December 31, 2005 and changes during the periods then ended are presented below:

		Six Months Ended
		June 30,
		2006
			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING
		EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of year	40,687	$25.30	8 years
Granted	34,045	30.37	10 years
Exercised	(195)	30.46
Forfeited	(1,684)	25.60

Outstanding at end of period	72,853	$27.36	9 years

Options exercisable at period end	10,279	$24.49

Weighted-average fair value of options granted during the period		$6.19

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Stock option plan (continued)

	Year Ended
	December 31,
	2005
		WEIGHTED
		AVERAGE
		EXERCISE
	SHARES	PRICE
Outstanding at beginning of year	15,105	$23.40
Granted	26,219	$25.74
Exercised	—	—
Forfeited	(637)	$23.40

Outstanding at end of year	40,687	$25.30

Options exercisable at year-end	2,894	$23.40

Weighted-average fair value of options granted during the year		$4.68

The following information applies to options outstanding at June 30, 2006:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES
72,853	$23.40 — $30.70
Newly issued Accounting Standards: In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” to allow a qualifying special purpose entity to hold a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application allowed. The Corporation is currently evaluating SFAS No. 155, but does not expect it to have a material adverse effect on the Corporation’s financial position or results of operations.
In June 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:
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
SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application permitted. The Corporation is currently evaluating SFAS No. 156, but does not expect it to have a material adverse effect on the Corporation’s financial position or results of operations.
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		June 30, 2006
U.S. Government and agency obligations	$23,009	$2	$(484)	$22,527
State and municipal obligations	26,382	61	(358)	26,085
Corporate bonds	8,485	51	(4)	8,532
Mortgage-backed securities	37,649	32	(1,077)	36,604

Total debt securities	95,525	146	(1,923)	93,748

Other securities	58	38	(8)	88

Total	$95,583	$184	$(1,931)	$93,836

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2006:

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses
U.S. Government and agency obligations	8	$6,320	$(65)	19	$15,301	$(419)	27	$21,621	$(484)
State and municipal obligations	16	11,452	(225)	32	7,908	(133)	48	19,360	(358)
Corporate bonds	1	474	(4)	—	—	—	1	474	(4)
Mortgage-backed and other securities	73	11,337	(201)	62	22,089	(884)	135	33,426	(1,085)

Total temporarily impaired securities	98	$29,583	$(495)	113	$45,298	$(1,436)	211	$74,881	$(1,931)

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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
At June 30, 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
The amortized cost and estimated fair value of debt securities at June 30, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,780	$5,737
Due from one to five years	13,165	12,887
Due from five to ten years	17,250	16,934
Due after ten years	21,681	21,586
Mortgage-backed and related securities	37,649	36,604

Total debt securities	95,525	93,748
Other securities	58	88

Total	$95,583	$93,836

Securities with a carrying amount of $93,211 at June 30, 2006 were pledged to secure public deposits and other obligations.
NOTE 3 — LOANS
Loans were as follows:

June 30,
2006
Commercial and industrial	$49,517
Commercial real estate	204,084
Residential real estate and home equity	202,983
Real estate construction and land development	51,995
Consumer and credit card	53,946

562,525
Add: Net deferred loan origination costs	741

Total loans receivable	$563,266

     Loans with a carrying amount of $13,415 at June 30, 2006 were pledged to secure other borrowings.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period	$5,617	$5,115	$5,535	$4,818
Provision for loan losses	420	520	980	990
Loans charged off	(359)	(321)	(960)	(515)
Recoveries	114	56	237	77

Balance at end of period	$5,792	$5,370	$5,792	$5,370

Nonperforming loans were as follows:

	June 30,	December 31,
	2006	2005
Loans past due 90 days or more and still accruing	$2,646	$2,648
Nonaccrual loans	2,084	2,185

Total	$4,730	$4,833

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses	$—	$—
Period-end loans with allocated allowance for loan losses	2,084	1,655

Total	$2,084	$1,655

Amount of the allowance for loan losses allocated	$1,047	$759

Average of impaired loans during the period	$1,962	$1,116

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
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at June 30, 2006, compared to December 31, 2005, and the consolidated results of operations for the three and six months ended June 30, 2006, compared to the same period in 2005. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $704,481 at June 30, 2006, compared to $690,896 at December 31, 2005, an increase of $13,585, or 3.9%, on an annualized basis. The increase in assets was mainly attributed to loan growth the Corporation experienced within its normal markets, particularly in commercial and residential real estate. The funding that accommodated this loan growth was supplied through deposit growth and other borrowings.
Cash and cash equivalents increased $4,366 from December 31, 2005 to June 30, 2006. Total securities decreased $2,744, or 2.8%, from $96,580 at December 31, 2005 to $93,836 at June 30, 2006. Securities classified as available for sale at June 30, 2006 totaled $93,836, or 100% of the total securities portfolio. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans if

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
favorable economic conditions warrant. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. The mortgage-backed securities portfolio, totaling $36,604 at June 30, 2006, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. Mortgage-backed securities include Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) participation certificates. The Corporation held no structured notes during any period presented.
Total loans, including loans held for sale, increased $10,187, or 3.7% on an annualized basis, from $554,685 at December 31, 2005 to $564,872 at June 30, 2006. The increase is attributed mainly to the continued growth of residential real estate and home equity, real estate construction and land development, and commercial real estate loans. Other loan categories in which the Corporation participates, commercial, industrial, and consumer financing, remained relatively stable or experienced small increases in loans outstanding. During the second quarter, the Bank experienced an increase in commercial and commercial loan payoffs due to competitive pricing, and successful commercial loan workout plans on a few problem credits. The Bank’s local market continues to experience increases in the amount of commercial real estate development activity. The Bank has no significant loan concentration in any one industry.
Total deposits increased $45,114, or 9.0%, from $503,906 at December 31, 2005 to $549,020 at June 30, 2006. This growth is mainly attributed to the increase in deposit activity from the Corporation’s larger public fund customers and from an increase in the utilization of various wholesale deposit products available with the capital markets. Utilizing brokered certificates of deposits and money market sweeps, the Corporation is able to provide additional funding for the Company’s loan portfolio. The Bank had approximately $37,175 in brokered certificates of deposit outstanding at June 30, 2006 compared to $23,230 at December 31, 2005. The slower growth of core deposits is attributed to the competition in the Corporation’s geographic area, where the growth of competitors’ branch locations have made it increasingly difficult to obtain deposits. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage growth in its deposit liabilities. Noninterest-bearing deposits decreased $5,041, or 7.3%, while interest-bearing deposits increased $50,155, or 11.5%. Total borrowings decreased to $96,682 from $128,535 during the six months ended June 30, 2005. Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed rate loans. Continued reliance on borrowings outside of normal deposit growth could continue an increase in the Corporation’s overall cost of funds.
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 2006 AND JUNE 30, 2005
Net Income. Net income for the three months ended June 30, 2005 totaled $1,894, compared to net income of $1,884 for the same period in 2005. Earnings per share was $.50 for the three months ended June 30, 2006 compared to $.48 for the three months ended June 30, 2005. The increase in earnings is mainly attributed to the increase in net interest income due to the growth in earning assets, and an increase in noninterest income associated with core product offerings.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $5,849 for the three months ended June 30, 2006, compared to $5,694 for the same period in 2005. The $155 increase in the second quarter 2006 compared to 2005 was mainly attributed to the continued increase in loan balances, as average earning assets increased by $47 million from the second quarter 2005. The second quarter’s interest margin decreased to 3.57% on a fully tax equivalent basis, from 3.74% during the second quarter 2005.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The decline is primarily attributed to funding continued loan growth through higher cost borrowings and deposits associated with the current interest rate environment. The Bank has seen deposit growth primarily in products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. Funding costs may further negatively impact the net interest margin in future periods if the current competitive and rising rate environment remains in effect. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank’s cost of funds to take advantage of pricing and cash flow opportunities. Additionally, because of the increased competition in the Bank’s primary marketplace, management has continued to recognize the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively affect the Corporation’s net interest margin.
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
The provision for loan losses totaled $420 for the three months ended June 30, 2006, compared to $520 for the same period in 2005. Non-accrual loans for the three months ended June 30, 2006 were $2.084 million compared to $1.962 million for the same period in 2005. Net charge-offs for the three months ended June 30, 2006 decreased to $245, compared to $265 for the three months ended June 30, 2005. Annualized net charge-offs for the three months ended June 30, 2006 were 0.17% compared to 0.21% at June 30, 2005. Delinquent loans over thirty days from period to period increased to 1.56% at June 30, 2006 from 1.37% at June 30, 2005. Non-accrual loans to total loans declined to .37% of loans at June 30, 2006, from .38% at June 30, 2005. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan losses at an appropriate level. The balance for allowance for loan losses increased to $5,792, or 1.03% of total loans at June 30, 2006, compared to $5,370, or 1.02% of total loans at June 30, 2005.
Noninterest Income. Total noninterest income increased $76, or 5.4%, for the three months ended June 30, 2006, compared to the same period in 2005. The change in noninterest revenues from period to period is mainly attributed to an increase in service charges on deposit accounts coupled with an increase in treasury management fees. With the Bank’s continued efforts to provide competitive products with real personal service, new products in the treasury management and wealth management divisions have been added. In addition, data processing services and transactional volume from the Bank’s retail products remained at or slightly higher than the previous year’s levels.
Noninterest Expense. Total noninterest expense increased $312, or 8.0%, for the three months ended June 30, 2006, compared to the same period in 2005. The increase was primarily due to increases in salary and employee benefits expenses, professional expenses incurred, and franchise tax expenses, offset by a decline in occupancy and advertising expenses. The increase in salary and benefits expense is mainly associated with the addition of revenue generating staff in lending and wealth management, in addition to compliance and credit personnel utilized to continue to improve the infrastructure supporting the Company’s growth. Additionally, the Company has experienced an increase in consulting, auditing, and legal fees due to expansion and the increasing complexity of its operations.
Income Taxes. The increase in income tax expense is primarily attributable to the increase in pre-tax earnings, which was partially offset by an increase in tax-exempt municipal income. The provision for income taxes totaled $795, for an effective tax rate of 29.6%, for the three months ended June 30, 2006 and $786, for an effective tax rate of 29.4%, for the three months ended June 30, 2005.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
ENDED JUNE 30, 2006 AND JUNE 30, 2005
Net Income. Net income for the six months ended June 30, 2006 totaled $3,754, compared to net income of $3,519 for the same period in 2005. Earnings per share was $.98 for the six months ended June 30, 2006 compared to $.89 for the six months ended June 30, 2005. The increase in earnings is mainly attributed to the increase in net interest income due to the growth in earning assets.
Net Interest Income. Net interest income was $11,672 for the six months ended June 30, 2006, compared to $11,137 for the same period in 2005. The $535 increase was mainly attributed to the continued increase in earning assets coupled with the rising rate environment during the six month period ended June 30, 2006. However, the Company’s net interest margin continues experiencing some pressure as much of the continued loan growth has been funded with borrowings and higher cost deposits. To attract the additional deposits needed to fund loan growth, the Company has utilized products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. These higher cost deposit products and other borrowings may continue to be utilized by Management, which may further negatively impact the net interest margin in future periods.
Provision and Allowance for Loan Losses. The provision for loan losses totaled $980 for the six months ended June 30, 2006, compared to $990 for the same period in 2005. The balance in the provision is reflective of the overall growth in the Corporation’s loan portfolio, and to a lesser extent, the increase in net charge-offs to $723 at June 30, 2006 from $438 during the same period in 2005. Non-accrual loans at June 30, 2006 totaled $2.084 million, compared to $1.962 million at the same date in 2005. Annualized net charge-offs for the six months ended June 30, 2006 were 0.26% compared to 0.17% at June 30, 2005. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan losses at an appropriate level.
Noninterest Income. Total noninterest income decreased $7, or .2%, for the six months ended June 30, 2006, compared to the same period in 2005. The change in noninterest revenues from period to period is attributable to an increase in service charges on deposit accounts coupled with an increase in treasury management fees, both of which were offset by a decrease in other noninterest income. Data processing services and transactional volume from the Bank’s retail products also increased over the previous year’s levels.
Noninterest Expense. Total noninterest expense increased $217, or 2.7%, for the six months ended June 30, 2006, compared to the same period in 2005. The increase was primarily due to increases in salary and employee benefits expenses, postage, freight and courier expense, franchise tax expense and the other noninterest expense category, all of which were partially offset by a decline in occupancy expense. The increase in salary and benefits expense is mainly associated with the addition of revenue generating staff in lending and wealth management, in addition to compliance and credit personnel utilized to continue to improve the infrastructure supporting the Company’s growth. The Corporation’s efficiency ratio improved to 56.54% for the six month period ended June 30, 2005 from 57.13% or the same period in 2005.
Income Taxes. The provision for income taxes totaled $1,580 reflecting an effective tax rate of 29.6% for the six months ended June 30, 2006 and $1,494, or an effective tax rate of 29.8% for the six months ended June 30, 2005. The decline in the effective tax rate period over period is attributed to an increase in tax-exempt revenue derived from tax exempt securities and the earnings on bank-owned life insurance.

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
Cash and cash equivalents increased $4,366, or 24.2%, to $22,435 at June 30, 2006 compared to $18,069 at December 31, 2005. Cash and equivalents represented 3.2% of total assets at June 30, 2006 and 2.6% of total assets at December 31, 2005. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.
CAPITAL RESOURCES
Total shareholders’ equity increased $1,808 between December 31, 2005 and June 30, 2006. The increase was primarily due to period earnings of $3,754, partially offset by the declaration of $1,031 in dividends and the repurchase of 11,684 shares for a total of $335 thousand.
Tier 1 capital is shareholders’ equity excluding the unrealized gain or loss on securities classified as available for sale. Total capital includes Tier 1 capital plus the allowance for loan losses, not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Corporation’s total assets after such assets are assessed for risk and assigned a weighting factor defined by regulation based on their inherent risk.
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 11.5% at June 30, 2006, while the Tier 1 risk-based capital ratio was 10.4%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 8.4% at June 30, 2006.
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of June 30, 2006.

	PAYMENT DUE BY YEAR
CONCTRACTUAL		Less than 1			More than
OBLIGATIONS	Total	year	1-3 years	3-5 years	5 years
FHLB advances	$92,430	$10,000	$12,893	$12,074	$57,463

Federal funds purchased and other short-term borrowings	4,252	4,252
Operating lease obligations	7,104	430	1,378	1,049	4,247
Loan and line of credit commitments	146,127	146,127	—	—	—

Total Contractual Obligations	$249,913	$160,809	$14,271	$13,123	$61,710

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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended June 30, 2006
PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings: There are no matters required to be reported under this item.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)		Shares (or Units)	Dollar Value) of
	Total Number of	(b)	Purchased as Part	Shares (or Units) that
	Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
Month #l 4/1/2006 to 4/30/2006	—	—	—	—

Month #2 5/1/2006 to 5/31/2006	—	—	—	—

Month #3 6/1/2006 to 6/30/2006	—	—	—	—

Total	—	—	—	79,644

(1)	On June 17, 2005, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing June 16, 2005.

Item 3 —	Defaults Upon Senior Securities: There are no matters required to be reported under this item.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended June 30, 2006
PART II — OTHER INFORMATION

Item 4 -	Submission of Matters to a Vote of Security Holders:
At the Annual Meeting of Shareholders held on May 18, 2006, there were 2,913,518 voting shares present in person or by proxy, which represented 76% of the Corporation’s outstanding shares of 3,814,414 as of the record date for the meeting. At the Annual Meeting, one proposal was submitted to the shareholders for a vote. The shareholders of the Corporation were asked to consider the Corporation’s nominees for directors and to elect three (3) directors to serve for a term of three (3) years. The Corporation’s nominees for director were: Jeffrey T. Benton, Gary M. Skinner, and Adam Stevenson, each of whom were elected. The results of shareholder voting are as follows on these matters:

Proposal 1 — Election of Directors:

Director	Votes for	Votes withheld
Jeffrey T. Benton	2,890,871	22,647
Gary M. Skinner	2,877,119	36,399
Adam Stevenson	2,877,325	36,193

Directors continuing in office are: Terry Kramer, Edward Powers, Donald J. Wolf, Jerome Harmeyer, Vicki J. Lewis, and William R. Oberfield.

Item 5 -	Other Information:
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

DCB FINANCIAL CORP (Registrant)

Date: August 4, 2006	/s/ Jeffrey Benton

(Signature)
Jeffrey Benton
President and Chief Executive Officer

Date: August 4, 2006	/s/ John A. Ustaszewski

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