Form 10-Q
period 2006-09-30
DCB FINANCIAL CORP
filed 2006-11-09
CIK 1025877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2006
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
Yes ☐      No ☑
As of November 3, 2006, the latest practicable date, 3,814,708 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

DCB FINANCIAL CORP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Item 1. Financial Statements

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and due from financial institutions	$13,156	$18,069
Federal funds sold	7,975	—

Total cash and cash equivalents	21,131	18,069
Securities available for sale	90,171	96,580
Loans held for sale	778	1,640
Loans	556,127	553,045
Less allowance for loan losses	(5,567)	(5,535)

Net loans	550,560	547,510
Real estate owned	41	386
Investment in FHLB stock	3,546	3,327
Premises and equipment, net	9,305	8,854
Investment in unconsolidated affiliates	968	614
Bank owned life insurance	9,266	8,898
Accrued interest receivable and other assets	6,490	5,018

Total assets	$692,256	$690,896

LIABILITIES
Deposits
Noninterest-bearing	$59,325	$68,977
Interest-bearing	470,497	434,929

Total deposits	529,822	503,906
Federal funds purchased and other short-term borrowings	15,307	25,610
Federal Home Loan Bank advances	86,241	102,925
Accrued interest payable and other liabilities	818	2,201

Total liabilities	632,188	634,642

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,494 issued at September 30, 2006 and 4,273,200 issued at December 31, 2005	3,780	3,780
Retained earnings	67,677	63,552
Treasury stock, at cost, 458,786 and 447,112 shares at September 30, 2006 and December 31, 2005	(10,841)	(10,506)
Accumulated other comprehensive loss	(548)	(572)

Total shareholders’ equity	60,068	56,254

Total liabilities and shareholders’ equity	$692,256	$690,896

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest and dividend income
Loans	$10,399	$8,581	$29,759	$23,634
Taxable securities	860	767	2,585	2,291
Tax-exempt securities	238	206	708	579
Federal funds sold and other	71	5	149	7

Total interest income	11,568	9,559	33,201	26,511

Interest expense
Deposits	4,633	2,676	12,520	6,671
Borrowings	1,098	1,024	3,171	2,849

Total interest expense	5,731	3,700	15,691	9,520

Net interest income	5,837	5,859	17,510	16,991

Provision for loan losses	390	545	1,370	1,535

Net interest income after provision for loan losses	5,447	5,314	16,140	15,456

Noninterest income
Service charges on deposit accounts	691	686	1,990	1,891
Trust department income	165	161	575	513
Net gain (loss) on sale of assets	1	—	(9)	(32)
Gains on sale of loans	80	104	255	276
Treasury management fees	132	95	447	310
Data processing servicing fees	92	83	260	232
Earnings on bank owned life insurance	120	120	368	345
Other	146	101	399	685

	1,427	1,350	4,285	4,220

Noninterest expense
Salaries and other employee benefits	2,262	2,124	6,773	6,408
Occupancy and equipment	801	771	2,403	2,493
Professional services	118	53	390	323
Advertising	111	101	304	308
Postage, freight and courier	66	89	267	273
Supplies	70	71	202	196
State franchise taxes	136	110	399	325
Other	552	486	1,595	1,479

	4,116	3,805	12,333	11,805

Income before income taxes	2,758	2,859	8,092	7,871

Federal income tax expense	823	877	2,403	2,370

Net income	$1,935	$1,982	$5,689	$5,501

Basic and diluted earnings per common share	$0.51	$0.51	$1.49	$1.41

Dividends per common share	$0.14	$0.12	$0.41	$0.35

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$1,935	$1,982	$5,689	$5,501

Unrealized gains (losses) on securities available for sale, net of tax benefits	605	(155)	24	(487)

Comprehensive income	$2,540	$1,827	$5,713	$5,014

Accumulated other comprehensive loss	$(548)	$(252)	$(548)	$(252)

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows provided by operating activities	$5,912	$5,723

Cash flows provided by (used in) investing activities
Securities available for sale
Purchases	(7,743)	(23,041)
Maturities, principal payments and calls	7,669	12,185
Sales	5,996	10,498
Net change in loans	(4,675)	(61,480)
Premises and equipment expenditures	(1,167)	(397)

Net cash flows provided by (used in) investing activities	80	(62,235)

Cash flows provided by (used in) financing activities
Net change in deposits	25,916	52,794
Net change in federal funds purchased and other short-term borrowings	(10,303)	7,668
Net proceeds (repayment) of Federal Home Loan Bank advances	(16,684)	2,815
Purchase of treasury shares	(335)	(2,486)
Proceeds from exercise of stock options	6	—
Cash dividends paid	(1,530)	(1,370)

Net cash provided by (used in) financing activities	(2,930)	59,421

Net change in cash and cash equivalents	3,062	2,909

Cash and cash equivalents at beginning of period	18,069	11,238

Cash and cash equivalents at end of period	$21,131	$14,147

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest on deposits and borrowings	$15,144	$8,968

Cash dividends declared but unpaid	$534	$465
See notes to the consolidated financial statements.

6.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at September 30, 2006, and its results of operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2005 Annual Report. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2005 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average common shares outstanding (basic)	3,814,708	3,864,865	3,816,780	3,909,627

Dilutive effect of assumed exercise of stock options	6,868	2,658	6,543	2,775

Weighted-average common shares outstanding (diluted)	3,821,576	3,867,523	3,823,323	3,912,402

Options to purchase 26,914 shares of common stock with a weighted-average exercise price of $30.70 were outstanding as of September 30, 2006 but were excluded from the computation of common share equivalents for both the three and nine month periods because the exercise price was greater than the average price.

7.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Stock option plan
The Corporation’s shareholders approved an Employee Stock Option Plan (the Plan) in May 2004. The Plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year and expire after ten years. During 2006, 34,529 shares were granted to employees under the plan, at a weighted average price of $29.94. Approximately 10,000 shares will become exercisable during 2006.
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
The Corporation has adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore, has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation has recognized compensation cost for the portion of unvested equity-based awards for which the requisite service period has not been rendered as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three and nine months ended September 30, 2006, the Company recorded $7 thousand and $20 thousand respectively, in after tax compensation cost ($10 thousand and $31 thousand pretax) for equity-based awards that vested during the three and nine months ended September 30, 2006. The Corporation has $260 thousand of total unrecognized compensation cost related to non-vested equity-based awards granted under the Plan as of September 30, 2006, which is expected to be recognized over a weighted-average contractual period of 5 years.
Prior to January 1, 2006, the Corporation utilized APB Opinion No. 25 and related Interpretations in accounting for the Stock Option Plan. Accordingly, no compensation cost has been recognized in prior periods for the Plan. Had compensation cost for the Corporation’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Corporation’s net earnings and earnings per share would have been reported as the pro forma amounts indicated below:

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
A summary of the status of the Corporation’s Stock Option Plan as of September 30, 2006 and December 31, 2005 and changes during the periods then ended are presented below:

	Nine Months Ended
	September 30,
	2006
			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING
		EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of year	40,687	$25.30	8 years
Granted	34,529	29.94	9 years
Exercised	(294)	20.14
Forfeited	(3,142)	13.72

Outstanding at end of period	71,780	$27.19	9 years

Options exercisable at period end	9,657	$24.49

Weighted-average fair value of options granted during the period		$6.19

Aggregate intrinsic value of vested options (in 000’s)		$48

Aggregate intrinsic value of all options (in 000’s)		$149

9.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Stock option plan (continued)

	Year Ended
	December 31,
	2005
		WEIGHTED
		AVERAGE
		EXERCISE
	SHARES	PRICE
Outstanding at beginning of year	15,105	$23.40
Granted	26,219	$25.74
Exercised	—	—
Forfeited	(637)	$23.40

Outstanding at end of year	40,687	$25.30

Options exercisable at year-end	2,894	$23.40

Weighted-average fair value of options granted during the year		$4.68

The following information applies to options outstanding at September 30, 2006:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES
71,780	$23.40 - $30.70
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
In September 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:
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
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.
Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. The Corporation currently uses the roll-over method for quantifying identified financial statement misstatements.
SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.
SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

11.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Management is currently evaluating the requirements of SAB 108 but does not expect it to have a material adverse effect on the Company’s financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 as to the Corporation. The Corporation is currently evaluating the effects of FIN 48.
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

12.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	September 30, 2006
U.S. Government and agency obligations	$21,487	$3	$(275)	$21,215
State and municipal obligations	25,793	106	(96)	25,803
Corporate bonds	8,482	38	(1)	8,519
Mortgage-backed securities	35,182	35	(674)	34,543

Total debt securities	90,944	182	(1,046)	90,080

Other securities	58	40	(7)	91

Total	$91,002	$222	$(1,053)	$90,171

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2006:

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses
U.S. Government and agency obligations	4	$3,357	$(15)	20	$16,456	$(260)	24	$19,813	$(275)
State and municipal obligations	9	2,970	(22)	25	10,459	(74)	34	13,429	(96)
Corporate bonds	1	474	(1)	—	—	—	1	474	(1)
Mortgage-backed securities	39	7,081	(63)	81	23,469	(618)	120	30,550	(681)

Total temporarily impaired securities	53	$13,882	$(101)	126	$50,384	$(952)	179	$64,266	$(1,053)

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

13.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
At September 30, 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
The amortized cost and estimated fair value of debt securities at September 30, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,533	$5,510
Due from one to five years	13,376	13,200
Due from five to ten years	15,817	15,743
Due after ten years	21,035	21,084
Mortgage-backed securities	35,183	34,543

Total debt securities	90,944	90,080
Other securities	58	91

Total	$91,002	$90,171

Securities with a carrying amount of $89,727 at September 30, 2006 were pledged to secure public deposits and other obligations.
NOTE 3 — LOANS
Loans were as follows:

September 30,
2006
Commercial and industrial	$49,070
Commercial real estate	200,667
Residential real estate and home equity	201,265
Real estate construction and land development	52,394
Consumer and credit card	51,982

555,378
Add: Net deferred loan origination costs	749

Total loans receivable	$556,127

Loans with a carrying amount of $13,798 at September 30, 2006 were pledged to secure other borrowings.

14.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$5,792	$5,370	$5,535	$4,818
Provision for loan losses	390	545	1,370	1,535
Loans charged off	(720)	(315)	(1,680)	(830)
Recoveries	105	48	342	125

Balance at end of period	$5,567	$5,648	$5,567	$5,648

Nonperforming loans were as follows:

	September 30,	December 31,
	2006	2005
Loans past due 90 days or more and still accruing	$3,816	$2,648
Nonaccrual loans	2,091	2,185

Total	$5,907	$4,833

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses	$—	$—
Period-end loans with allocated allowance for loan losses	2,091	1,655

Total	$2,091	$1,655

Amount of the allowance for loan losses allocated	$560	$759

Average of impaired loans during the period	$2,028	$1,116

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
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at September 30, 2006, compared to December 31, 2005, and the consolidated results of operations for the three and nine months ended September 30, 2006, compared to the same period in 2005. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $692,256 at September 30, 2006, compared to $690,896 at December 31, 2005, an increase of $1,360, or 0.2%. Since September 30, 2005 assets have increased $15,771 or 2.3% from $676,485. The increase in assets was mainly attributed to loan growth the Corporation experienced within its normal markets, particularly in commercial and real estate construction and land development. The funding that accommodated this loan growth was supplied through deposit growth and other borrowings.
Cash and cash equivalents increased $3,062 from December 31, 2005 to September 30, 2006. Total securities decreased $2,863, or 3.0%, from $96,580 at December 31, 2005 to $90,171 at September 30, 2006. Securities classified as available for sale at September 30, 2006 represented 100% of the total securities portfolio. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans if favorable economic

16.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
conditions warrant. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. The mortgage-backed securities portfolio, totaling $34,543 at September 30, 2006, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. Mortgage-backed securities include Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) participation certificates. The Corporation held no structured notes during any period presented.
Total loans, including loans held for sale, increased $2,220, or 0.4% from $554,685 at December 31, 2005 to $556,905 at September 30, 2006. The increase is attributed mainly to the continued growth of real estate construction, land development, and commercial real estate loans. The Bank has experienced a decline in loan balances due to unscheduled payoffs in the commercial portfolio due to irrational competitive pricing and, on a positive note, from problem loan resolutions. Other loan categories, in which the Corporation participates, commercial real estate, industrial, and consumer financing, remained relatively stable or experienced small increases in loans outstanding. The Bank’s local market continues to experience increases in the amount of commercial real estate development activity. The Bank has no significant loan concentration in any one industry.
Total deposits increased $25,916, or 5.1%, from $503,906 at December 31, 2005 to $529,822 at September 30, 2006. This growth is mainly attributed to the increase in deposit activity from the Corporation’s larger public fund customers and from an increase in the utilization of various wholesale deposit products available with the capital markets. Utilizing brokered certificates of deposits and money market sweeps, the Corporation is able to provide additional funding for the Company’s loan portfolio. The Bank had approximately $34,994 in brokered certificates of deposit outstanding at September 30, 2006 compared to $23,230 at December 31, 2005. The slower growth of core deposits is attributed to the continued strong competition in the Corporation’s geographic area, where the growth of competitors’ branch locations have made it increasingly difficult to obtain deposits. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage growth in its deposit liabilities. Noninterest-bearing deposits decreased $9,652, or 14.0%, while interest-bearing deposits increased $35,568, or 8.2%. Total borrowings decreased to $26,987 from $128,535 during the nine months ended September 30, 2005. Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed rate loans. Continued reliance on borrowings outside of normal deposit growth may continue to increase the Corporation’s overall cost of funds.
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
Net Income. Net income for the three months ended September 30, 2005 totaled $1,935, compared to net income of $1,982 for the same period in 2005. Basic and diluted earnings per share was $.51 for both the three months ended September 30, 2006 and 2005.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $5,837 for the three months ended September 30, 2006, compared to $5,859 for the same period in 2005. The $22 decrease in the third quarter 2006 compared to 2005 was mainly attributed to slower growth in loan balances attributed to the current economic environment. The third quarter’s interest margin decreased to 3.56% on a fully tax equivalent basis, from 3.72% during the third quarter 2005.

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
The provision for loan losses totaled $390 for the three months ended September 30, 2006, compared to $545 for the same period in 2005. This decline is mainly attributed to lower loan growth on a quarter to quarter comparison, mitigated by a reduction in the risk profile of the portfolio. Non-accrual loans for the three months ended September 30, 2006 were $2.091 million compared to $1.885 million for the same period in 2005. Net charge-offs for the three months ended September 30, 2006 increased to $615, compared to $267 for the three months ended September 30, 2005. Annualized net charge-offs for the three months ended September 30, 2006 were 0.44% compared to 0.20% at September 30, 2005. The largest portion of these charge-offs is associated with the Bank’s indirect retail portfolio. Delinquent loans over thirty days from period to period increased to 1.98% at September 30, 2006 from 1.59% at September 30, 2005. Non-accrual loans to total loans declined to 0.38% of loans at September 30, 2006, from 0.40% at September 30, 2005. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan losses at an appropriate level. The balance for allowance for loan losses increased to $5,567, or 1.00% of total loans at September 30, 2006, unchanged as a percent of total loans from December 31, 2005.
Noninterest Income. Total noninterest income increased $77, or 5.7%, for the three months ended September 30, 2006, compared to the same period in 2005. The change in noninterest revenues from period to period is mainly attributed to an increase in service charges on deposit accounts coupled with an increase in treasury management fees, offset somewhat by a decline in gains on secondary market loans. Continued softness is expected in the gain on loan sales as product demand has weakened due to the overall decline in the residential real estate market.
Noninterest Expense. Total noninterest expense increased $311, or 8.2%, for the three months ended September 30, 2006, compared to the same period in 2005. The increase was primarily due to increases in salary and employee benefits expenses, and consulting and other professional expenses incurred, offset by a decline in postage, freight and other administrative expenses. The increase in salary and benefits expense is mainly associated with the addition of revenue generating staff in the lending and wealth management divisions, and the addition of compliance and credit personnel utilized for the continued development of the infrastructure supporting the Company’s future growth.
Income Taxes. The increase in income tax expense is primarily attributable to the increase in pre-tax earnings, which was partially offset by an increase in tax-exempt municipal income. The provision for income taxes totaled $823, for an effective tax rate of 29.8%, for the three months ended September 30, 2006 and $877, for an effective tax rate of 30.7%, for the three months ended September 30, 2005.

18.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
Net Income. Net income for the nine months ended September 30, 2006 totaled $5,689, compared to net income of $5,501 for the same period in 2005. Basic and diluted earnings per share was $1.49 for the nine months ended September 30, 2006 compared to $1.41 for the nine months ended September 30, 2005. The increase in earnings is mainly attributed to the increase in net interest income due to the growth in earning assets and continued monitoring of operating costs.
Net Interest Income. Net interest income was $17,510 for the nine months ended September 30, 2006, compared to $16,991 for the same period in 2005. The $519 increase was mainly attributed to the continued increase in earning assets coupled with the effects of a rising rate environment during the nine month period ended September 30, 2006. However, the Company’s net interest margin continues experiencing pressure due to slower growth in loan balances, coupled with higher cost borrowings and higher cost deposits. To attract the additional deposits needed to fund loan growth, the Company has utilized products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. These higher cost deposit products and other borrowings may continue to be utilized by management, which may further negatively impact the net interest margin in future periods.
Provision and Allowance for Loan Losses. The provision for loan losses totaled $1,370 for the nine months ended September 30, 2006, compared to $1,535 for the same period in 2005. The balance in the provision is reflective of the overall growth in the Corporation’s loan portfolio year over year, mitigated by a reduction in the risk profile of the portfolio. Non-accrual loans at September 30, 2006 totaled $2.091 million, compared to $1.885 million at the same date in 2005. Annualized net charge-offs for the nine months ended September 30, 2006 were 0.32% compared to 0.18% at September 30, 2005. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan losses at an appropriate level.
Noninterest Income. Total noninterest income increased $65, or 1.5%, for the nine months ended September 30, 2006, compared to the same period in 2005. The change in noninterest revenues from period to period is attributable to an increase in service charges on deposit accounts coupled with an increase in treasury management fees, both of which were offset by a decrease in other noninterest income. Data processing services and transactional volume from the Bank’s retail products also increased over the previous year’s levels.
Noninterest Expense. Total noninterest expense increased $528, or 4.5%, for the nine months ended September 30, 2006, compared to the same period in 2005. The increase was primarily due to increases in salary and employee benefits expenses, professional services, franchise tax expense and the other noninterest expense category, all of which were partially offset by a decline in occupancy expense. The increase in salary and benefits expense is mainly associated with the addition of revenue generating staff in lending and wealth management, as well as the addition of compliance and credit personnel to improve the Company’s infrastructure. The Corporation’s efficiency ratio decreased slightly to 56.59% for the nine month period ended September 30, 2005 from 55.66% or the same period in 2005.
Income Taxes. The provision for income taxes totaled $2,403 reflecting an effective tax rate of 29.7% for the nine months ended September 30, 2006 and $2,370, or an effective tax rate of 30.1% for the nine months ended September 30, 2005. The decline in the effective tax rate period over period is attributed to an increase in tax-exempt revenue derived from tax exempt securities and the earnings on bank-owned life insurance.

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
Cash and cash equivalents increased $3,062, or 16.9%, to $21,131 at September 30, 2006 compared to $18,069 at December 31, 2005. Cash and equivalents represented 3.1% of total assets at September 30, 2006 and 2.6% of total assets at December 31, 2005. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking relationships to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.
CAPITAL RESOURCES
Total shareholders’ equity increased $3,814 between December 31, 2005 and September 30, 2006. The increase was primarily due to period earnings of $5,689, partially offset by the declaration of $1,565 of dividends and the repurchase of 11,684 outstanding shares for a total of $335 thousand.
Tier 1 capital is shareholders’ equity excluding the unrealized gain or loss on securities classified as available for sale. Total capital includes Tier 1 capital plus the allowance for loan losses, not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Corporation’s total assets after such assets are assigned a weighting factor defined by regulation based on their inherent risk.
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 11.8% at September 30, 2006, while the Tier 1 risk-based capital ratio was 10.8%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 8.7% at September 30, 2006.
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of September 30, 2006.

	PAYMENT DUE BY YEAR
		Less than 1			More than
CONCTRACTUAL OBLIGATIONS	Total	year	1-3 years	3-5 years	5 years
FHLB advances	$86,241	$10,000	$13,169	$11,813	$51,259

Federal funds purchased and other short-term borrowings	15,307	15,307
Operating lease obligations	7,319	645	1,378	1,049	4,247
Loan and line of credit commitments	150,799	150,799	—	—	—

Total Contractual Obligations	$259,666	$176,751	$14,547	$12,862	$55,506

20.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Item 3. Quantitative and Qualitative Disclosure About Market Risk
ASSET AND LIABILITY MANAGEMENT AND MARKET RISK
The Corporation’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the possibility that the Corporation’s financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk. The measurement and analysis of the exposure of the Corporation’s primary operating subsidiary, The Delaware County Bank and Trust Company or Bank, to changes in the interest rate environment are referred to as asset/liability management. One method used to analyze the Corporation’s sensitivity to changes in interest rates is the “net portfolio value” (“NPV”) methodology.
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

21.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

22.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2006
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
     There are no matters required to be reported under this item.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
	(a)		Purchased as Part	(or Units) that May
	Total Number of	(b)	of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share (or Unit)	Programs(1)	Programs
Month #l 7/1/2006 to 7/31/2006	—	—	—	—
Month #2 8/1/2006 to 8/31/2006	—	—	—	—
Month #3 9/1/2006 to 9/30/2006	—	—	—	—
Total	—	—	—	79,644

(1)	On September 17, 2005, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing September 16, 2005.
Item 3 — Defaults Upon Senior Securities:
     There are no matters required to be reported under this item.

23.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2006
PART II — OTHER INFORMATION
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
Item 6 — Exhibits:
     Exhibits – The following exhibits are filed as a part of this report:

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

24

DCB FINANCIAL CORP
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP

(Registrant)

Date: November 3, 2006	/s/ Jeffrey Benton

(Signature)
Jeffrey Benton
President and Chief Executive Officer

Date: November 3, 2006	/s/ John A. Ustaszewski

(Signature)
John A. Ustaszewski
Senior Vice President and Chief Financial Officer

25

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

26