Form 10-Q
period 2007-03-31
DCB FINANCIAL CORP
filed 2007-05-10
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2007
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
Yes ☐  No ☑
As of May 5, 2007, the latest practicable date, 3,735,478 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
QUARTER ENDED MARCH 31, 2007

DCB FINANCIAL CORP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

Item 1. Financial Statements

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from financial institutions	$16,445	$15,894
Federal funds sold	8,400	—

Total cash and cash equivalents	24,845	15,894
Securities available for sale	88,050	88,071
Loans held for sale	1,372	1,455
Loans	546,858	552,463
Less allowance for loan losses	(5,344)	(5,442)

Net loans	541,514	547,021
Real estate owned	387	—
Investment in FHLB stock	3,665	3,604
Premises and equipment, net	9,781	9,468
Investment in unconsolidated affiliates	968	968
Bank-owned life insurance	9,525	9,396
Accrued interest receivable and other assets	7,757	5,995

Total assets	$687,864	$681,872

LIABILITIES
Deposits
Noninterest-bearing	$60,362	$70,428
Interest-bearing	476,077	453,666

Total deposits	536,439	524,094
Federal funds purchased and other short-term borrowings	3,398	1,776
Federal Home Loan Bank advances	86,203	93,736
Accrued interest payable and other liabilities	1,603	867

Total liabilities	627,643	620,473

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 and 4,273,750 issued at March 31, 2007 and at December 31, 2006	3,780	3,780
Retained earnings	69,778	68,807
Treasury stock, at cost, 538,430 and 458,786 shares at March 31, 2007 and December 31, 2006	(13,091)	(10,841)
Accumulated other comprehensive loss	(246)	(347)

Total shareholders’ equity	60,221	61,399

Total liabilities and shareholders’ equity	$687,864	$681,872

3.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Interest and dividend income
Loans	$10,051	$9,427
Taxable securities	874	854
Tax-exempt securities	229	233
Federal funds sold and other	65	30

Total interest income	11,219	10,544

Interest expense
Deposits	4,724	3,646
Borrowings	1,016	1,075

Total interest expense	5,740	4,721

Net interest income	5,479	5,823

Provision for loan losses	615	560

Net interest income after provision for loan losses	4,864	5,263

Noninterest income
Service charges on deposit accounts	625	628
Trust department income	249	218
Gains on sale of loans	88	51
Treasury management fees	116	153
Data processing servicing fees	90	83
Earnings on bank owned life insurance	129	128
Other	182	123

Total noninterest income	1,479	1,384

Noninterest expense
Salaries and other employee benefits	2,352	2,217
Occupancy and equipment	834	787
Professional services	99	115
Advertising	99	74
Postage, freight and courier	76	97
Supplies	64	68
State franchise taxes	158	134
Other	509	510

Total noninterest expense	4,191	4,002

Income before income taxes	2,152	2,645

Federal income tax expense	641	785

Net income	$1,511	$1,860

Basic and diluted earnings per common share	$0.40	$0.49

Dividends per share	$0.14	$0.13

4.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Net income	$1,511	$1,860
Unrealized gains (losses) on securities available for sale, net of tax (benefits)	101	(99)

Comprehensive income	$1,612	$1,761

Accumulated other comprehensive loss	$(246)	$(671)

5.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006

Cash flows provided by operating activities	$495	$1,953

Cash flows provided by (used in) investing activities
Securities available for sale
Purchases	(5,819)	(7,743)
Maturities, principal payments and calls	6,400	5,909
Net change in loans	4,804	(15,389)
Premises and equipment expenditures	(573)	(347)

Net cash flows provided by (used in) investing activities	4,812	(17,570)

Cash flows provided by financing activities
Net change in deposits	12,345	36,212
Net change in federal funds purchased and other short-term borrowings	1,622	(11,881)
Repayment of Federal Home Loan Bank advances	(7,533)	(11,835)
Purchase of treasury shares, net	(2,250)	(334)
Cash dividends paid	(540)	(499)

Net cash provided by financing activities	3,644	11,663

Net change in cash and cash equivalents	8,951	(3,954)

Cash and cash equivalents at beginning of period	15,894	18,069

Cash and cash equivalents at end of period	$24,845	$14,115

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest on deposits and borrowings	$4,291	$4,567
Cash dividends declared but unpaid	$534	$497
See notes to the consolidated financial statements.

6.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at March 31, 2007, and its results of operations and cash flows for the three month periods ended March 31, 2007 and 2006. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2006 Annual Report. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2006 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q.
The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”) and DCB Title Services, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. Management considers the Corporation to operate within one business segment banking.
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

	Three Months Ended
	March 31,
	2007	2006
Weighted-average common shares outstanding (basic)	3,787,533	3,821,202

Dilutive effect of assumed exercise of stock options	8,437	5,573

Weighted-average common shares outstanding (diluted)	3,795,970	3,826,775

Options to purchase 35,736 shares of common stock with a weighted-average exercise price of $29.32 were outstanding as of March 31, 2007, but were excluded from the computation of common share equivalents for the period then ended because exercise price was greater than the average stock price. All outstanding options were included in the earnings per share calculation for the period ended March 31, 2006.

7.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

Stock option plan
The Corporation’s shareholders approved an employee share option plan in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. During the three months ended March 31, 2007, 3,521 shares were issued to employees under the plan, at a price of $28.40. Approximately 16,727 shares will become exercisable during 2007.
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
The Corporation has adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation has recognized compensation cost for the portion of unvested equity-based awards for which the requisite service period had not been rendered as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three months ended March 31, 2007, and 2006, the Company recorded $14 and $3 thousand after tax in compensation cost for equity-based awards that vested during the three months ended March 31, 2007 and 2006. The Corporation has $124 thousand of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2007, which is expected to be recognized over a weighted-average period of 9 years.
The fair value of each option is estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants: dividend yield of 2.25% and 2.0% for 2007 and 2006, respectively; expected volatility of 14.0% for 2007 and 2006, respectively; risk-free interest rates with 4.78% and 4.25% for 2007 and 2006, respectively; and expected lives of 10 years for each grant. At March 31, 2007, outstanding options had no intrinsic value.
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

8.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

A summary of the status of the Corporation’s stock option plan as of March 31, 2007 and December 31, 2006, and changes during the periods then ended are presented below:

	Three Months Ended
	March 31, 2007
			WEIGHTED
		WEIGHTED	AVERAGE REMAINING
		AVERAGE EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of period	70,040	$27.19	8.0 years
Granted	3,521	28.40	9.2 years
Exercised	(158)	28.69
Forfeited	(787)	27.62

Outstanding at end of period	72,616	$27.24	8.6 years

Options exercisable at period end	11,047	$25.08

Weighted-average fair value of options granted during the period		$4.63

	Year Ended
	December 31, 2006
		WEIGHTED
		AVERAGE EXERCISE
	SHARES	PRICE
Outstanding at beginning of year	40,687	$25.31
Granted	34,531	$29.94
Exercised	(428)	$30.26
Forfeited	(4,750)	$28.56

Outstanding at end of year	70,040	$27.19

Options exercisable at year-end	8,959	$24.49

Weighted-average fair value of options granted during the year		$6.19

The following information applies to options outstanding at March 31, 2007:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES

72,616	$23.40 — $30.70

9.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

The Corporation adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Previously, the Corporation had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As required by Interpretation 48, which clarifies Statement No. 109, “Accounting for Income Taxes,” the Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Corporation applied Interpretation 48 to all tax positions for which the stature of limitations remained open. As a result of the implementation of Interpretation 48, the Corporation was not required to record any liability for unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007.
The Corporation is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for the years before 2003.
The Corporation will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
Newly Issued Accounting Standards: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” to allow a qualifying special purpose entity to hold a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument.
SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application allowed. The Corporation adopted SFAS No. 155 as of January 1, 2007 without material effect on the Corporation’s financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:
•	Separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;

•	Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable, and;

•	Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosure for all separately recognized servicing assets and servicing liabilities.
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
SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application permitted. The Corporation adopted SFAS No. 156 as of January 1, 2007 without material effect on the Corporation’s financial position or results of operations. The Corporation adopted SFAS No. 156 as of January 1, 2007, applying the amortization method without financial statement effect. The Corporation’s mortgage servicing assets total less $60,000 at March 31, 2007 and, therefore, the remaining disclosures required under SFAS No. 156 have been omitted.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Corporation, and interim periods within those fiscal years. The adoption of this Statement is not expected to have a material adverse effect on the Corporation’s financial position or results of operations.
In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue is effective beginning January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The Corporation is in the process of evaluating the impact the adoption of Issue 06-4 will have on the financial statements, but does not believe that EITF 06-4 will have a material adverse effect on the Corporation’s consolidated financial position or results of operations.
In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized with FASB Technical Bulletin No. 85-4.” The guidance in EITF Issue 06-5 requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy.
The Company holds a number of life insurance policies, however, the policies do not contain any provisions that would restrict or reduce the cash surrender value of the policies. The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The Company applied the guidance in EITF Issue 06-5 effective January 1, 2007 without effect on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long term measurement objectives for accounting for

11.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008 as to the Corporation, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157, “Fair Value Measurements.” The Corporation is currently evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.
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
The most significant accounting policies followed by the Corporation are presented in Note 1 of Notes to Consolidated Financial Statements contained in the Corporation’s 2006 Annual Report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.
NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	March 31, 2007

U.S. Government and agency obligations	$20,674	$3	$(141)	$20,536
State and municipal obligations	24,412	99	(69)	24,442
Corporate bonds	8,474	49	—	8,523
Mortgage-backed securities	34,804	51	(399)	34,456

Total debt securities	88,364	202	(609)	87,957

Other securities	58	42	(7)	93

Total	$88,422	$244	$(616)	$88,050

12.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2007:

	Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

U.S. Government and agency obligations	5	$4,960	$(5)	15	$12,539	$(136)	20	$17,499	$(141)
State and municipal obligations	11	3,715	(16)	22	8,526	(53)	33	12,241	(69)
Corporate bonds	—	—	—	1	470	—	1	470	—
Mortgage-backed and other securities	9	1,026	(12)	72	25,286	(394)	81	26,312	(406)

Total temporarily impaired securities	25	$9,701	$(33)	110	$46,821	$(583)	135	$56,522	$(616)

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
At March 31, 2007, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The amortized cost and estimated fair value of debt securities at March 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$4,965	$4,946
Due from one to five years	11,224	11,134
Due from five to ten years	18,410	18,398
Due after ten years	18,961	19,023
Mortgage-backed and related securities	34,804	34,456

Total debt securities	88,364	87,957
Other securities	58	93

Total	$88,422	$88,050

Securities with a carrying amount of $87,423 at March 31, 2007 were pledged to secure public deposits and other obligations.

13.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

NOTE 3 — LOANS
Loans were as follows:

March 31,
2007

Commercial and industrial	$42,071
Commercial real estate	202,261
Residential real estate and home equity	207,247
Real estate construction and land development	49,782
Consumer and credit card	45,027

546,388
Add: Net deferred loan origination costs	470

Total loans receivable	$546,858

NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended
	March 31,
	2007	2006

Balance at beginning of period	$5,442	$5,535
Provision for loan losses	615	560
Loans charged off	(830)	(601)

Recoveries	117	123

Balance at end of period	$5,344	$5,617
Nonperforming loans were as follows:

	March 31,	December 31,
	2007	2006

Loans past due 90 days or more and still accruing	$5,609	$3,307
Nonaccrual loans	5,044	5,189

Total	$10,653	$8,496

Impaired loans (all of which are included in nonperforming loans above) are as follows:

Period-end loans with no allocated allowance for loan losses	$—	$—
Period-end loans with allocated allowance for loan losses	5,044	5,189

Total	$5,044	$5,189

Amount of the allowance for loan losses allocated	$1,921	$1,562

Average of impaired loans during the period	$5,266	$2,584

Item 1A. Risk Factors
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2006.

14.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at March 31, 2007, compared to December 31, 2006, and the consolidated results of operations for the three months ended March 31, 2007, compared to the same period in 2006. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $687,864 at March 31, 2007, compared to $681,872 at December 31, 2006, an increase of $5,992, or 3.6%, on an annualized basis. The increase in assets generally came from an increase in cash and cash equivalents. The additional cash and cash equivalent balances was supplied through deposit growth, in preparation for the reduction of future borrowing maturities.
Cash and cash equivalents increased $8,951 from December 31, 2006 to March 31, 2007. Total securities decreased $21, from $88,071 at December 31, 2006 to $88,050 at March 31, 2007. Securities and investment securities classified as available for sale at March 31, 2007 totaled $88,050, or 100% of the total securities portfolio. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans if

15.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

favorable economic conditions warrant. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. The mortgage-backed securities portfolio, totaling $34,456 at March 31, 2007, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. The Corporation held no structured notes during any period presented.
Total loans, including loans held for sale, decreased $5,688, or 1.0%, from $553,918 at December 31, 2006 to $548,230 at March 31, 2007. The Bank continues to capture a large percentage of the economic development activity within its geographic region. The decline in loans is not reflective of loss in market share, but is primarily attributable to the Bank’s decision to exit the indirect lending market due to tight margins. The Bank has also experienced a decline in loan balances due to unscheduled payoffs in the commercial portfolio due to intense competitive pricing and a significant reduction in investment property lending activities. The Bank’s local market continues to experience strong commercial real estate development activity and the pipeline in this portfolio is strong. Other loan categories in which the Corporation participates, commercial, industrial and consumer financing remained relatively stable or experienced small increases in loans outstanding. The Bank has no significant loan concentration in any one industry.
Total deposits increased $12,345, or 2.4%, from $524,094 at December 31, 2006 to $536,439 at March 31, 2007. This growth is mainly attributed to the increase in deposit activity from the Corporation’s larger public fund customers. The Corporation utilizes a variety of alternative funding sources to overcome the competitive challenges experienced within its primary market. Continued reliance on outside funding rather than lower cost deposits could increase the Corporation’s overall cost of funds. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage the growth within its deposit liabilities. In the past, the Bank has been able to utilize brokered certificates of deposits and money market sweeps, which provides additional funding for the Company’s loan portfolio. The Bank had approximately $25,040 in brokered certificates of deposit outstanding, a decrease of $7,093 from March 31, 2006. Growth of core deposits remains difficult due to the competition in the Corporation’s geographic area attributable to the increase of competitors’ branch locations. Noninterest-bearing deposits decreased $10,066, or 14.3%, while interest bearing deposits increased $22,411, or 4.9%. Total borrowings decreased to $89,601 from $95,512 during the three months ended March 31, 2007. Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed rate loans. Continued reliance on borrowings outside of normal deposit growth could continue an increase in the Corporation’s overall cost of funds.
COMPARISON OF RESULTS OF OPERATIONS
Net Income. Net income for the three months ended March 31, 2007 totaled $1,511, compared to net income of $1,860 for the same period in 2006. Earnings per share was $.40 for the three months ended March 31, 2007 compared to $.49 for the three months ended March 31, 2006, a quarter over quarter decrease of 18.4%. The decrease in net income was related principally to the absence of loan growth due to pricing competition and higher borrowing and deposit costs associated with the continued shift from low rate deposits into more expensive deposit products. Also, increased credit costs related to the investment property portfolio negatively impacted the quarter. The credit issues associated with the investment property portfolio are similar to those being experienced by the overall banking industry.
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

With a flat yield curve, the deposit mix shift and lack of loan growth, the Corporation’s net interest margin for the three months ended March 31, 2007 declined compared to the same period in 2006. Net interest income was $5,479 for the three months ended March 31, 2007, compared to $5,823 for the same period in 2006. The $344 decrease in the first quarter 2007 compared to 2006 was mainly attributed to higher borrowing and deposit costs associated with the current interest rate environment. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank’s cost of funds to take advantage of pricing and cash flow opportunities. Additionally, because of the increased competition in the Bank’s primary marketplace, management has continued to recognize the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively affect the Corporation’s net interest margin. It is likely that these offerings will continue to be offered to secure liquidity while maintaining market share.
The Company’s first quarter’s net interest margin decreased to 3.49% on a fully tax equivalent basis, from 3.62% during the first quarter 2006. The decline is primarily attributed to funding loans and investments through higher cost deposits and other borrowings. The Bank has seen deposit growth primarily in products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. Funding costs may further negatively impact the net interest margin in future periods if the current competitive and inverted yield curve rate environments remain in effect. The Corporation has been able to reduce its overall borrowings due to the slower loan growth by replacing them with deposits.
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
The provision for loan losses totaled $615 for the three months ended March 31, 2007, compared to $560 for the same period in 2006. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. The largest percentage of charge-offs during 2007 was mainly attributed to the economic conditions that affected the investment property and indirect portfolios. Non-accrual loans for the period ending March 31, 2007 declined slightly to $5.044 million compared to $5.189 million for the period ending December 31, 2006. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not currently generating sufficient cash flow to service the debt. In addition, delinquent loans over thirty days decreased slightly to 2.94% at March 31, 2007 from 2.96% at December 31, 2006. Management will continue to focus on activities related to monitoring, collection, and workout of delinquent loans. Management also continues to monitor exposure to industry segments, and believes that the loan portfolio remains adequately diversified. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan losses at an appropriate level. The allowance for loan losses was stable at $5,344, or .98% of total loans at March 31, 2007, compared to $5,442, or .99% of total loans at December 31, 2006.
Noninterest Income. Total noninterest income increased $95, or 6.9%, for the three months ended March 31, 2007, compared to the same period in 2006. The Corporation experienced increases in trust, data processing, gains on sales of mortgage loans in the secondary market. These increases are generally attributed to a higher number of accounts and customers served by the Corporation. In addition, the Corporation experienced an increase in other income mainly attributable to the Corporation’s consolidated affiliate. This increase was generally due to title services provided by the Corporation and a higher number of customers served. Revenues from other services offered by the Bank generally remained at levels consistent with the prior year.

17.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Noninterest Expense. Total noninterest expense increased $189, or 4.7%, for the three months ended March 31, 2007, compared to the same period in 2006. The increase was primarily the result of planned staff additions, occupancy expense related to the Corporation’s branch expansion, and the increase in compensation and employee benefits attributable to merit increases. The branch expansion program, while initially costly, is critical to the long term success in our growing market.
Income Taxes. The change of income tax expense is primarily attributable to the increase in tax exempt earnings primarily offset by municipal income and an increase in bank owned life insurance in income before income taxes. The provision for income taxes totaled $641, for an effective tax rate of 29.8%, for the three months ended March 31, 2007 and $785, for an effective tax rate of 29.7%, for the three months ended March 31, 2006.
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
Cash and cash equivalents increased $8,951, or 56.3%, to $24,845 at March 31, 2007 compared to $15,894 at December 31, 2006. Cash and equivalents represented 3.6% of total assets at March 31, 2007 and 2.3% of total assets at December 31, 2006. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.
CAPITAL RESOURCES
Total shareholders’ equity decreased $1,178 between December 31, 2006 and March 31, 2007. The decrease was primarily due to period earnings of $1,511, offset by the declaration of $534 in dividends and the repurchase of 79,644 shares for a total of $2.25 million (average of $28.25 per share).
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
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 11.8% at March 31, 2007, while the Tier 1 risk-based capital ratio was 10.9%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 8.7% at March 31, 2007.

18.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of March 31, 2007.

		PAYMENT DUE BY YEAR
CONCTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

FHLB advances	$86,203	$11,435	$19,090	$5,000	$50,678
Federal funds purchased and other short-term borrowings	3,398	3,398	—	—	—
Operating lease obligations	6,221	592	1,114	1,046	3,469
Loan and line of credit commitments	132,373	132,373	—	—	—

Total Contractual Obligations	$228,195	$147,798	$20,204	$6,046	$54,147

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
The Corporation’s 2006 Annual Report includes a table depicting the changes in the Corporation’s interest rate risk as of December 31, 2006, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +300 basis points in market interest rates. Management believes that no events have occurred since December 31, 2006 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.
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
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

20.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended March 31, 2007
PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings:
There are no matters required to be reported under this item.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
	(a)		Purchased as Part	(or Units) that May
	Total Number of	(b)	of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share (or Unit)	or Programs(1)	Programs
Month #l 1/1/2007 to 1/31/2007	—	—	—	—
Month #2 2/1/2007 to 2/28/2007	—	—	—	—
Month #3 3/1/2007 to 3/31/2007	79,644	$28.25	79,644	—
Total	79,644	$28.25	79,644	—

(1)	On June 17, 2005, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing June 16, 2005.

21.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended March 31, 2007
PART II — OTHER INFORMATION

Item 3 —	Defaults Upon Senior Securities:
There are no matters required to be reported under this item.

Item 4 —	Submission of Matters to a Vote of Security Holders:
There are no matters required to be reported under this item.

Item 5 —	Other Information:
There are no matters required to be reported under this item.

Item 6 —	Exhibits:
`	Exhibits — The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003.

3.2	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003.

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

22.

DCB FINANCIAL CORP
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP (Registrant)
Date: May 10, 2007	/s/ Jeffrey Benton
(Signature)
Jeffrey Benton President and Chief Executive Officer

Date: May 10, 2007	/s/ John A. Ustaszewski
(Signature)
John A. Ustaszewski Senior Vice President and Chief Financial Officer

23.

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

24.