Form 10-Q
period 2007-06-30
DCB FINANCIAL CORP
filed 2007-08-09
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2007
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
Yes ☐   No ☑
As of August 3, 2007, the latest practicable date, 3,735,478 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
For the Six and Three Month Periods Ended June 30, 2007 and 2006

2.

DCB FINANCIAL CORP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

Item 1. Financial Statements

	June 30,	December 31,
	2007	2006
	(unaudited)

ASSETS
Cash and due from financial institutions	$15,594	$15,894
Federal funds sold	9,000	—

Total cash and cash equivalents	24,594	15,894
Securities available for sale	88,650	88,071
Loans held for sale	1,885	1,455
Loans	535,189	552,463
Less allowance for loan losses	(5,324)	(5,442)

Net loans	529,865	547,021
Real estate owned	485	—
Investment in FHLB stock	3,670	3,604
Premises and equipment, net	10,369	9,468
Investment in unconsolidated affiliates	968	968
Bank owned life insurance	9,608	9,396
Accrued interest receivable and other assets	7,605	5,995

Total assets	$677,699	$681,872

LIABILITIES
Deposits
Noninterest-bearing	$53,231	$70,428
Interest-bearing	466,741	453,666

Total deposits	519,972	524,094
Federal funds purchased and other short-term borrowings	3,607	1,776
Federal Home Loan Bank advances	93,054	93,736
Accrued interest payable and other liabilities	656	867

Total liabilities	617,289	620,473

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 issued at June 30, 2007 and 4,273,750 issued at December 31, 2006	3,780	3,780
Retained earnings	70,413	68,807
Treasury stock, at cost, 538,430 and 458,786 shares at June 30, 2007 and December 31, 2006, respectively	(13,091)	(10,841)
Accumulated other comprehensive loss	(692)	(347)

Total shareholders’ equity	60,410	61,399

Total liabilities and shareholders’ equity	$677,699	$681,872

See notes to the consolidated financial statements.

3.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest and dividend income
Loans	$9,947	$9,934	$19,998	$19,360
Taxable securities	890	881	1,764	1,735
Tax-exempt securities	225	238	454	470
Federal funds sold and other	130	36	195	68

Total interest income	11,192	11,089	22,411	21,633

Interest expense
Deposits	4,748	4,241	9,472	7,887
Borrowings	996	999	2,012	2,074

Total interest expense	5,744	5,240	11,484	9,961

Net interest income	5,448	5,849	10,927	11,672

Provision for loan losses	1,069	420	1,684	980

Net interest income after provision for loan losses	4,379	5,429	9,243	10,692

Noninterest income
Service charges on deposit accounts	684	670	1,309	1,298
Trust department income	200	192	449	410
Net loss on sale of assets	(65)	(5)	(72)	(10)
Gains on sale of loans	119	123	207	175
Treasury management fees	141	162	257	315
Data processing servicing fees	115	85	205	168
Earnings on bank owned life insurance	123	120	252	248
Other	129	126	318	254

Total noninterest income	1,446	1,473	2,925	2,858
Noninterest expense
Salaries and other employee benefits	2,389	2,294	4,741	4,511
Occupancy and equipment	869	815	1,703	1,603
Professional services	129	157	228	275
Advertising	104	98	203	192
Postage, freight and courier	67	104	143	201
Supplies	96	42	160	128
State franchise taxes	131	129	289	263
Other	724	574	1,233	1,043

Total noninterest expense	4,509	4,213	8,700	8,216

Income before income taxes	1,316	2,689	3,468	5,334

Federal income tax expense	120	795	761	1,580

Net income	$1,196	$1,894	$2,707	$3,754

Basic and diluted earnings per common share	$0.32	$0.50	$0.72	$0.98

Dividends per share	$0.15	$0.14	$0.29	$0.27

See notes to the consolidated financial statements.

4.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$1,196	$1,894	$2,707	$3,754

Unrealized losses on securities available for sale, net of tax benefits	(446)	(482)	(345)	(581)

Comprehensive income	$750	$1,412	$2,362	$3,173

Accumulated other comprehensive loss	$(692)	$(1,153)	$(692)	$(1,153)

See notes to the consolidated financial statements.

5.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006

Cash flows provided by operating activities	$2,339	$2,904

Cash flows provided by (used in) investing activities
Securities available for sale
Purchases	(10,634)	(7,743)
Maturities, principal payments and calls	9,436	9,273
Net change in loans	15,297	(11,119)
Premises and equipment expenditures	(1,441)	(887)

Net cash flows provided by (used in) investing activities	12,658	(10,476)

Cash flows provided by (used in) financing activities
Net change in deposits	(4,122)	45,114
Net change in federal funds purchased and other short-term borrowings	1,831	(21,358)
Repayment of Federal Home Loan Bank advances	(682)	(10,494)
Purchase of treasury shares, net	(2,250)	(328)
Cash dividends paid	(1,074)	(996)

Net cash provided by (used in) financing activities	(6,297)	11,938

Net change in cash and cash equivalents	8,700	4,366

Cash and cash equivalents at beginning of period	15,894	18,069

Cash and cash equivalents at end of period	$24,594	$22,435

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest on deposits and borrowings	$10,346	$9,634

Cash dividends declared but unpaid	$560	$534

Supplemental non-cash disclosure:

Unrealized losses on securities designated as available for sale, net of tax benefits	$345	$581
See notes to the consolidated financial statements.

6.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at June 30, 2007, and its results of operations and cash flows for the three and six month periods ended June 30, 2007 and 2006. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2006 Annual Report on Form 10-K. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2006 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that can be expected for the entire year.
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
Income Taxes
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding (basic)	3,735,478	3,814,502	3,761,362	3,817,833

Dilutive effect of assumed exercise of stock options	3,907	7,400	8,569	6,508

Weighted-average common shares outstanding (diluted)	3,739,385	3,821,902	3,769,931	3,824,341

Options to purchase 59,095 shares of common stock with a weighted-average exercise price of $24.36 and $26.26, respectively for the three months and six month periods ending June 30, 2007 were outstanding, but were excluded from the computation of common share equivalents for both the three and six month periods because the exercise price was greater than the average fair value of the shares.

7.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

Stock option plan
The Corporation’s shareholders approved an employee share option plan (the “Plan”) in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. During the six months ended June 30, 2007, 44,214 shares were granted to employees under the plan, at a weighted average exercise price of $23.43. Approximately 22,970 shares were exercisable at June 30, 2007. At June 30, 2007 there were 187,819 shares available for grant under this plan.
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
The Corporation adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation has recognized compensation cost for the portion of unvested equity-based awards for which the requisite service period had not been rendered as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. The Company recorded $15 thousand and $30 thousand after tax in compensation cost for equity-based awards that vested during the three and six months ended June 30, 2007, compared to $7 thousand and $14 thousand after tax in compensation cost for equity-based awards during the same periods in 2006. The Corporation has $294 thousand after tax of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2007, which is expected to be recognized over a weighted-average period of 4 years including a weighted -average remaining contractual life of 9 years.
The fair value of each option is estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants: dividend yield of 2.75% for both 2007 and 2006, respectively; expected volatility of 12.0% for both 2007 and 2006, respectively; risk-free interest rates with 4.75% for both 2007 and 2006, respectively; and expected lives of 10 years for each grant. At June 30, 2007, outstanding options had no intrinsic value.
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

8.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

Stock option plan (continued)
A summary of the status of the Corporation’s stock option plan as of June 30, 2007 and December 31, 2006, and changes during the periods then ended are presented below:

	Six Months Ended
	June 30,
	2007
			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING
		EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of period	70,040	$27.19	8.0 years
Granted	44,214	23.43	9.8 years
Exercised	(158)	28.69
Forfeited	(2,501)	25.11

Outstanding at end of period	111,595	$25.80	8.9 years

Options exercisable at period end	22,970	$26.13

Weighted-average fair value of options granted during the period		$2.57

	Year Ended
	December 31,
	2006
		WEIGHTED
		AVERAGE
		EXERCISE
	SHARES	PRICE
Outstanding at beginning of year	40,687	$25.31
Granted	34,531	29.94
Exercised	(428)	30.26
Forfeited	(4,750)	28.56

Outstanding at end of year	70,040	$27.19

Options exercisable at year-end	8,959	$24.49

Weighted-average fair value of options granted during the year		$6.19

9.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

The following information applies to options outstanding at June 30, 2007:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES

111,595	$23.00 — $30.70
Newly Issued Accounting Standards: The Corporation adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Previously, the Corporation had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As required by Interpretation 48, which clarifies Statement No. 109, “Accounting for Income Taxes,” the Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Corporation applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Corporation was not required to record any liability for unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007.
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
SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application permitted. The Corporation adopted SFAS No. 156 as of January 1, 2007, applying the amortization method without financial statement effect. The Corporation’s mortgage servicing assets total less than $60,000 at March 31, 2007 and, therefore, the remaining disclosures required under SFAS No. 156 have been omitted.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Corporation, and interim periods within those fiscal years. The adoption of this Statement is not expected to have a material adverse effect on the Corporation’s consolidated statements of financial position or results of operations.
In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue is effective beginning January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The Corporation is in the process of evaluating the impact the adoption of Issue 06-4 will have on the financial statements, but does not believe that EITF 06-4 will have a material adverse effect on the Corporation’s consolidated statements of financial position or results of operations.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008 as to the Corporation, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157, “Fair Value Measurements.” The Corporation is currently evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.
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

12.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	June 30, 2007
U.S. Government and agency obligations	$24,163	$1	$(222)	$23,942
State and municipal obligations	24,340	19	(373)	23,986
Corporate bonds	8,003	67	—	8,070
Mortgage-backed securities	33,136	28	(605)	32,559

Total debt securities	89,642	115	(1,200)	88,557

Other securities	58	42	(7)	93

Total	$89,700	$157	$(1,207)	$88,650

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2007:

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

U.S. Government and agency obligations	12	$10,450	$(42)	15	$12,493	$(180)	27	$22,943	$(222)
State and municipal obligations	28	10,688	(199)	21	7,873	(174)	49	18,561	(373)
Corporate bonds	—	—	—	—	—	—	—	—	—
Mortgage-backed and other securities	22	4,918	(36)	71	23,262	(576)	93	28,180	(612)

Total temporarily impaired securities	62	$26,056	$(277)	107	$43,628	$(930)	169	$69,684	$(1,207)

Management has the intent and ability to hold these securities for the foreseeable future. The decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as the securities approach maturity dates.
Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

13.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

At June 30, 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
The amortized cost and estimated fair value of debt securities at June 30, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$8,491	$8,448
Due from one to five years	8,151	8,038
Due from five to ten years	20,990	20,714
Due after ten years	18,874	18,798
Mortgage-backed and related securities	33,136	32,558

Total debt securities	89,642	88,556
Other securities	58	94

Total	$89,700	$88,650

Securities with a carrying amount of $88,556 at June 30, 2007 were pledged to secure public deposits and other obligations.
NOTE 3 — LOANS
Loans were as follows:

June 30,
2007

Commercial and industrial	$41,502
Commercial real estate	198,187
Residential real estate and home equity	206,615
Real estate construction and land development	46,965
Consumer and credit card	41,499

534,768
Add: Net deferred loan origination costs	421

Total loans receivable	$535,189

14.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Balance at beginning of period	$5,344	$5,617	$5,442	$5,535
Provision for loan losses	1,069	420	1,684	980
Loans charged off	(1,181)	(359)	(2,011)	(960)
Recoveries	92	114	209	237

Balance at end of period	$5,324	$5,792	$5,324	$5,792

Nonperforming loans were as follows:

	June 30,	December 31,
	2007	2006

Loans past due 90 days or more and still accruing	$4,085	$3,307
Nonaccrual loans	5,982	5,189

Total	$10,067	$8,496

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses	$—	$—
Period-end loans with allocated allowance for loan losses	5,982	5,189

Total	$5,982	$5,189

Amount of the allowance for loan losses allocated	$2,446	$1,562

Average of impaired loans during the period	$5,901	$2,584

15.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at June 30, 2007, compared to December 31, 2006, and the consolidated results of operations for the three and six months ended June 30, 2007, compared to the same period in 2006. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $677,699 at June 30, 2007, compared to $681,872 at December 31, 2006, a decrease of $4,173. The decrease in assets was mainly attributed to slower loan growth, increased commercial loan payoffs due to aggressive competitive pricing and exiting certain loan programs.
Cash and cash equivalents increased $8,700, from December 31, 2006 to June 30, 2007, driven by an increase in Fed Funds sold. Total securities increased $579, or 0.7%, from $88,071 at December 31, 2006 to $88,650 at June 30, 2007. Securities classified as available for sale at June 30, 2007 totaled $88,650, or 100% of the total securities portfolio. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans if favorable economic conditions warrant. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. The mortgage-backed securities portfolio, totaling $32,559 at June 30, 2007, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. Mortgage-backed securities include Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) participation certificates. The Corporation held no structured notes during any period presented.
Total loans, including loans held for sale, decreased $16,844, or 3.0%, from $553,918 at December 31, 2006 to $537,074 at June 30, 2007. While business loan and commercial real estate activity remains good within the local market, the Bank has experienced a decline in loan balances due to unscheduled payoffs in the commercial portfolio because of intense competitive pricing and a significant reduction in investment property and indirect auto lending activities. Retail loan production, including credit card and home equity loans, experienced stable activity within the branch network. The Bank has no significant loan concentration in any one industry.
Total deposits decreased $4,122, or 0.8%, from $524,094 at December 31, 2006 to $519,972 at June 30, 2007. Reflecting the continued shift from low cost to higher rate deposits and intense competitive pricing, non-interest bearing and regular savings deposit accounts declined $22,240, from December 31, 2006 to June 30, 2007, while money market deposits increased $27,043, during the same time period. The new CDARS program introduced last year has grown to $34,627 in deposits at June 30, 2007. Also, other expensive wholesale deposit sources, including broker CDs and money market saving accounts, have been allowed to run off due to growth in the Bank’s money market and CDARS products. The slower growth of core deposits is attributed to the continued competition in the Corporation’s geographic area, where the growth of competitors’ branch locations have made it increasingly difficult to obtain deposits. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage growth in its deposit liabilities.
Total borrowings increased slightly to $96,661 from $95,512 during the six months ended June 30, 2007. Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed rate loans. Continued reliance on borrowings outside of normal deposit growth could continue an increase in the Corporation’s overall cost of funds.
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 2007 AND JUNE 30, 2006
Net Income. Net income for the three months ended June 30, 2007 totaled $1,196, compared to net income of $1,894 for the same period in 2006. Earnings per share was $.32 for the three months ended June 30, 2007 compared to $.50 for the three months ended June 30, 2006. The decrease in net income was primarily related to slower growth in loans due to

17.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

pricing competition, higher borrowing and deposit costs associated with the continued shift from low rate deposits into more expensive products, and credit costs related to the Corporation’s investment property portfolio. Issues associated with the investment property portfolios are being experienced by many other financial institutions in Ohio.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $5,448 for the three months ended June 30, 2007, compared to $5,849 for the same period in 2006. The $401 thousand decrease in the second quarter 2007 compared to 2006 was mainly attributed to a decrease in loan balances, as average earning assets decreased from the second quarter 2006 due to the exit from indirect lending, a high volume of rate driven unscheduled loan payoffs and lower economic activity. With strong pricing competition, the deposit mix shift and lack of loan growth, the net interest margin continues to experience pressure. The second quarter’s net interest margin decreased to 3.49% on a fully tax equivalent basis, from 3.57% during the second quarter 2006. The Bank has seen deposit growth primarily in products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. Increased funding costs may further negatively impact the net interest margin in future periods if the current competitive environment remains in effect.
The Bank continues to fund new loan growth through higher cost borrowings and deposits associated with the current interest rate environment. The Bank has seen deposit growth primarily in products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. Funding costs may further negatively impact the net interest margin in future periods if the current competitive and rising rate environment remains in effect. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank’s cost of funds to take advantage of pricing and cash flow opportunities. Additionally, because of the increased competition in the Bank’s primary marketplace, management has continued to recognize the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively affect the Corporation’s net interest margin.
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
The provision for loan losses totaled $1,069 for the three months ended June 30, 2007, compared to $420 for the same period in 2006. The increase is mainly attributable to credit issues in the investment property portfolio. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. Non-accrual loans at June 30, 2007 were $5,982 compared to $1,393 at June 30, 2006. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. Net charge-offs for the three months ended June 30, 2007 increased to $1,089 compared to $245 for the three months ended June 30, 2006. Annualized net charge-offs for the three months ended June 30, 2007 were 0.80% compared to 0.17% at June 30, 2006. The largest percentage of charge-offs during 2007 is attributed to the economic conditions that affected the investment property portfolio. Delinquent loans over thirty days from period to period increased to 3.30% at June 30, 2007 from 1.56% at June 30, 2006. Non-accrual loans to total loans increased to 1.13% of loans at June 30, 2007, from .25% at June 30, 2006. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan losses at an appropriate level. Management will continue to focus on activities related to monitoring, collection and workout of delinquent loans. In addition, management will continue to monitor exposure related to industry segments, in order to adequately diversify the loan portfolio. The balance of the allowance for loan losses was $5,324, or 0.99% of total loans at June 30, 2007, compared to $5,792, or 1.03% of total loans at June 30, 2006.

18.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Noninterest Income. Total noninterest income decreased $27, or 1.8%, for the three months ended June 30, 2007, compared to the same period in 2006. The change in noninterest revenues from period to period is mainly attributed to increases in service charges on deposit accounts, trust revenues and data processing services, offset by losses on the disposal of other real estate owned (OREO) property. The increase in service charges is mainly due to the number of customers served by the Corporation. In addition, new revenue sources to enhance non interest income are being actively pursued, while management remains vigilant to contain operating expenses in this challenging and competitive period. Revenues from other services offered by the Bank generally remained at levels consistent with prior year.
Noninterest Expense. Total noninterest expense increased $296, or 7.0%, for the three months ended June 30, 2007, compared to the same period in 2006. The increase was attributable to salary and employee benefits expenses, occupancy expenses and other administrative expenses, primarily the result of planned staff additions and occupancy expense related to the Corporation’s branch expansion. The branch expansion program remains critical to the Corporation’s long term success in our growing market. Additionally, the Company has experienced an increase in loan expenses mainly due to customer collections and foreclosures, director fees, and various other administrative expenses somewhat due to the expansion and increasing complexity of its operations.
Income Taxes. Federal income taxes decreased $675, or 84.9% for the three months ended June 30, 2007 compared to the same period in 2006. The decrease in income tax expense is primarily attributable to a decrease in pre-tax income, an increase in tax-exempt municipal income and an increase in bank owned life insurance, coupled with a favorable impact from the resolution of federal income tax contingencies from prior periods. The provision for income taxes totaled $120 for the second quarter ending June 30, 2007 including a $227 credit from the resolution of the tax contingency for a total effective tax rate of 26.4%, for the three months ended June 30, 2007 compared to a total effective tax rate of 29.6%, for the three months ended June 30, 2006.
COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
ENDED JUNE 30, 2007 AND JUNE 30, 2006
Net Income. Net income for the six months ended June 30, 2007 totaled $2,707, compared to net income of $3,754 for the same period in 2006. Earnings per share was $.72 for the six months ended June 30, 2007 compared to $.98 for the six months ended June 30, 2006. The decrease in net income was primarily related to slower growth in loans due to pricing competition, higher borrowing and deposit costs associated with the continued shift from low rate deposits into more expensive products, and credit costs related to the Corporation’s investment property portfolio.
Net Interest Income. Net interest income was $10,927 for the six months ended June 30, 2007, compared to $11,672 for the same period in 2006. The $745 decrease was mainly attributed to a decrease in loan balances, as average earning assets decreased on a year to year basis due to the exit from indirect lending, a high volume of rate driven unscheduled loan payoffs and lower economic activity. With strong pricing competition, the deposit mix shift and lack of loan growth, the net interest margin continues to experience pressure. The Bank has seen deposit growth primarily in products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. These higher cost deposit products and other borrowings may continue to be utilized by Management, which may further negatively impact the net interest margin in future periods.
Provision and Allowance for Loan Losses. The provision for loan losses totaled $1,684 for the six months ended June 30, 2007, compared to $980 for the same period in 2006. The Bank maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. The balance in the provision is primarily reflective of the increase in net charge-offs to $1,802 at June 30, 2007 from $723 during the same period in 2006.

19.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Annualized net charge-offs for the six months ended June 30, 2007 were 0.66% compared to 0.26% at June 30, 2006. The largest percentage of charge-offs during 2007 is attributed to the economic conditions that affected the investment property portfolio. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan losses at an appropriate level.
Noninterest Income. Total noninterest income increased $67, or 2.3%, for the six months ended June 30, 2007, compared to the same period in 2006. The change in noninterest revenues from period to period is attributable to an increase in service charges on deposit accounts, data processing services, and gain on loans sales in the secondary market, somewhat offset by losses on the disposal of other real estate owned property. The increase in service charges is mainly due to the number of customers served by the Corporation. Trust services and transactional volume from the Bank’s retail products also increased over the previous year’s levels.
Noninterest Expense. Total noninterest expense increased $484, or 5.9%, for the six months ended June 30, 2007, compared to the same period in 2006. The increase was primarily due to increases in salary and employee benefits expenses, occupancy and other noninterest expense categories, all of which were partially offset by a decline in postage, freight and courier expense. The increase in salary and employee benefits expenses and occupancy expenses is primarily the result of planned staff additions and occupancy expense related to the Corporation’s branch expansion. The salary and benefits expense increase is also somewhat associated with the additions of revenue generating staff in lending and compliance and credit personnel utilized to continue to improve the infrastructure supporting the Company’s growth. The Corporation’s efficiency ratio was 62.81% for the six month period ended June 30, 2007 compared to 56.55% for the same period in 2006.
Income Taxes. The provision for income taxes totaled $761 reflecting an effective tax rate of 21.9% for the six months ended June 30, 2007 and $1,580, or an effective tax rate of 29.6% for the six months ended June 30, 2006. The decline in the effective tax rate period over period is attributed to an increase in tax-exempt revenue derived from tax exempt securities and the earnings on bank-owned life insurance, coupled with a favorable impact from the resolution of federal income tax contingencies from prior periods.
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
Cash and cash equivalents increased $8,700, or 54.7%, to $24,594 at June 30, 2007 compared to $15,894 at December 31, 2006. Cash and equivalents represented 3.6% of total assets at June 30, 2007 and 2.3% of total assets at December 31, 2006. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

20.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

CAPITAL RESOURCES
Total shareholders’ equity decreased $989 between December 31, 2006 and June 30, 2007. The decrease was primarily due to treasury share purchases of $2,250, the declaration of $1,094 in dividends and a $345 increase in unrealized losses on available for sale securities, which were partially offset by period earnings of $2,707.
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
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 12.1% at June 30, 2007, while the Tier 1 risk-based capital ratio was 11.1%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 9.1% at June 30, 2007.
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of June 30, 2007.

	PAYMENT DUE BY YEAR
CONCTRACTUAL		Less than			More than
OBLIGATIONS	Total	1 year	1-3 years	3-5 years	5 years
FHLB advances	$93,054	$3,514	$10,006	$35,608	$43,926

Federal funds purchased and other short-term borrowings	3,607	3,607
Operating lease obligations	6,023	395	1,114	1,046	3,468
Loan and line of credit commitments	132,232	132,232	—	—	—

Total Contractual Obligations	$234,916	$139,748	$11,120	$36,654	$47,394

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
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

22.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended June 30, 2007
PART II — OTHER INFORMATION

Item 1 — Legal Proceedings:
     There are no matters required to be reported under this item.
Item 1A — Risk Factors:
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2006.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)		Shares (or Units)	Dollar Value) of
	Total Number	(b)	Purchased as Part	Shares (or Units) that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
Month #l 4/1/2007 to 4/30/2007	—	—	—	—
Month #2 5/1/2007 to 5/31/2007	—	—	—	—
Month #3 6/1/2007 to 6/30/2007	—	—	—	—
Total	—	—	—	—

(1)	On June 17, 2005, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing June 16, 2005. As of June 30, 2007 there were no authorized common shares remaining in the repurchase program.
Item 3 — Defaults Upon Senior Securities:
     There are no matters required to be reported under this item.

23.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended June 30, 2007
PART II — OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders:
At the Annual Meeting of Shareholders held on May 17, 2007 there were 2,667,226 voting shares present in person or by proxy, which represented 71% of the Corporation’s outstanding shares of 3,735,478 as of the record date for the meeting. At the Annual Meeting, one proposal was submitted to the shareholders for a vote. The shareholders of the Corporation were asked to consider the Corporation’s nominees for directors and to elect three (3) directors to serve for a term of three (3) years. The Corporation’s nominees for director were: Terry Kramer, Ed Powers, and Donald J. Wolf, each of whom were elected. The results of shareholder voting are as follows on these matters:
Proposal 1 — Election of Directors:

Director	Votes for	Votes withheld
Terry Kramer	2,657,250	9,976
Ed Powers	2,646,481	20,745
Donald J. Wolf	2,646,357	20,869
Directors continuing in office are: Jeffrey T. Benton, Gary M. Skinner, Adam Stevenson, Jerome Harmeyer, Vicki J. Lewis, William R. Oberfield, and Phillip Connolly.
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

24.

DCB FINANCIAL CORP
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP (Registrant)
Date: August 9, 2007	/s/ Jeffrey T. Benton
(Signature)
Jeffrey T. Benton President and Chief Executive Officer

Date: August 9, 2007	/s/ John A. Ustaszewski
(Signature)
John A. Ustaszewski Senior Vice President and Chief Financial Officer

25.

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

26.