Form 10-Q
period 2007-09-30
DCB FINANCIAL CORP
filed 2007-11-09
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2007
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
Large accelerated filers ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☑
As of November 2, 2007, the latest practicable date, 3,718,867 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
For the Nine and Three Month Periods Ended September 30, 2007 and 2006

DCB FINANCIAL CORP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Item 1. Financial Statements

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and due from financial institutions	$14,870	$15,894
Federal funds sold	10,800	—

Total cash and cash equivalents	25,670	15,894
Securities available for sale	89,776	88,071
Loans held for sale	749	1,455
Loans	527,610	552,463
Less allowance for loan losses	(6,038)	(5,442)

Net loans	521,572	547,021
Real estate owned	857	—
Investment in FHLB stock	3,670	3,604
Premises and equipment, net	12,320	9,468
Investment in unconsolidated affiliates	1,302	968
Bank owned life insurance	14,743	9,396
Accrued interest receivable and other assets	10,540	8,127

Total assets	$681,199	$684,004

LIABILITIES
Deposits
Noninterest-bearing	$52,428	$70,428
Interest-bearing	463,352	453,666

Total deposits	515,780	524,094
Federal funds purchased and other short-term borrowings	14,100	1,776
Federal Home Loan Bank advances	87,247	93,736
Accrued interest payable and other liabilities	2,753	2,999

Total liabilities	619,880	622,605

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 issued at September 30, 2007 and 4,273,750 issued at December 31, 2006	3,780	3,780
Retained earnings	70,936	68,807
Treasury stock, at cost, 542,943 and 458,786 shares at September 30, 2007 and December 31, 2006, respectively	(13,189)	(10,841)
Accumulated other comprehensive loss	(208)	(347)

Total shareholders’ equity	61,319	61,399

Total liabilities and shareholders’ equity	$681,199	$684,004

See notes to the consolidated financial statements.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans	$9,765	$10,399	$29,763	$29,759
Taxable securities	891	860	2,655	2,585
Tax-exempt securities	224	238	678	708
Federal funds sold and other	79	71	274	149

Total interest income	10,959	11,568	33,370	33,201

Interest expense
Deposits	4,500	4,633	13,972	12,520
Borrowings	1,045	1,098	3,057	3,171

Total interest expense	5,545	5,731	17,029	15,691

Net interest income	5,414	5,837	16,341	17,510

Provision for loan losses	1,100	390	2,784	1,370

Net interest income after provision for loan losses	4,314	5,447	13,557	16,140

Noninterest income
Service charges on deposit accounts	674	691	1,983	1,990
Trust department income	241	165	690	575
Net gain (loss) on sale of assets	(123)	1	(195)	(9)
Gains on sale of loans	62	80	269	255
Treasury management fees	148	132	405	447
Data processing servicing fees	103	92	308	260
Earnings on bank owned life insurance	150	120	402	368
Other	457	146	775	399

Total noninterest income	1,712	1,427	4,637	4,285
Noninterest expense
Salaries and other employee benefits	2,455	2,262	7,196	6,773
Occupancy and equipment	934	801	2,637	2,403
Professional services	107	118	335	390
Advertising	102	111	305	304
Postage, freight and courier	62	66	205	267
Supplies	51	70	211	202
State franchise taxes	106	136	395	399
Other	694	552	1,927	1,595

Total noninterest expense	4,511	4,116	13,211	12,333

Income before income taxes	1,515	2,758	4,983	8,092

Federal income tax expense	432	823	1,193	2,403

Net income	$1,083	$1,935	$3,790	$5,689

Basic and diluted earnings per common share	$0.29	$0.51	$1.01	$1.49

Dividends per share	$0.15	$0.14	$0.44	$0.41

See notes to the consolidated financial statements.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$1,083	$1,935	$3,790	$5,689

Unrealized gains on securities available for sale, net of tax benefits	484	605	139	24

Comprehensive income	$1,567	$2,540	$3,929	$5,713

Accumulated other comprehensive loss	$(208)	$(548)	$(208)	$(548)

See notes to the consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows provided by operating activities	$54	$5,912

Cash flows provided by (used in) investing activities
Securities available for sale
Purchases	(16,693)	(7,743)
Maturities, principal payments and calls	14,172	13,665
Net change in loans	22,395	(4,675)
Premises and equipment expenditures	(3,690)	(1,167)

Net cash flows provided by investing activities	16,184	80

Cash flows provided by (used in) financing activities
Net change in deposits	(8,314)	25,916
Net change in federal funds purchased and other short-term borrowings	12,324	(10,303)
Repayment of Federal Home Loan Bank advances	(6,489)	(16,684)
Purchase of treasury shares, net	(2,349)	(329)
Cash dividends paid	(1,634)	(1,530)

Net cash used in financing activities	(6,462)	(2,930)

Net change in cash and cash equivalents	9,776	3,062

Cash and cash equivalents at beginning of period	15,894	18,069

Cash and cash equivalents at end of period	$25,670	$21,131

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$16,858	$15,144

Federal income taxes	$1,850	$3,214

Supplemental non-cash disclosure:
Unrealized gains on securities designated as available for sale, net of tax benefits	$139	$24

Cash dividends declared but unpaid	$560	$534
See notes to the consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at September 30, 2007, and its results of operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2006 Annual Report on Form 10-K. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2006 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that can be expected for the entire year.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding (basic)	3,730,180	3,814,708	3,750,853	3,816,780

Dilutive effect of assumed exercise of stock options	1,226	6,868	5,863	6,543

Weighted-average common shares outstanding (diluted)	3,731,406	3,821,576	3,756,716	3,823,323

Options to purchase 113,309 and 59,095 shares of common stock with a weighted-average exercise price of $21.90 and $24.79, respectively, for the three month and nine month periods ending September 30, 2007 were outstanding, but were

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
excluded from the computation of common share equivalents because the exercise price was greater than the average fair value of the shares.
Stock option plan
The Corporation’s shareholders approved an employee share option plan (the “Plan”) in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. During the nine months ended September 30, 2007, 44,214 shares were granted to employees under the plan, at a weighted average exercise price of $23.43. Approximately 21,553 shares were exercisable at September 30, 2007. At September 30, 2007 there were 191,364 shares available for grant under this plan.
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
The Corporation adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation has recognized compensation cost for the portion of unvested equity-based awards for which the requisite service period had not been rendered as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. The Company recorded $14 thousand and $41 thousand after tax in compensation cost for equity-based awards that vested during the three and nine months ended September 30, 2007, compared to $7 thousand and $21 thousand after tax in compensation cost for equity-based awards during the same periods in 2006. The Corporation has $283 thousand after tax of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2007, which is expected to be recognized over a weighted-average period of 4 years.
The fair value of each option is estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants: dividend yield of 2.75% for both 2007 and 2006; expected volatility of 12.0% for both 2007 and 2006; risk-free interest rates of 4.75% for both 2007 and 2006; and expected lives of 10 years for each grant.
The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Corporation’s stock.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Stock option plan (continued)
A summary of the status of the Corporation’s stock option plan as of September 30, 2007 and December 31, 2006, and changes during the periods then ended are presented below:

	Nine Months Ended
	September 30,
	2007
			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING
		EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of period	70,040	$27.19	8.0 years
Granted	44,214	23.43	9.8 years
Exercised	(158)	28.69
Forfeited	(6,045)	26.20

Outstanding at end of period	108,051	$25.80	8.9 years

Options exercisable at period end	21,553	$26.13

Weighted-average fair value of options granted during the period		$2.57

	Year Ended
	December 31,
	2006
		WEIGHTED
		AVERAGE
		EXERCISE
	SHARES	PRICE
Outstanding at beginning of year	40,687	$25.31
Granted	34,531	29.94
Exercised	(428)	30.26
Forfeited	(4,750)	28.56

Outstanding at end of year	70,040	$27.19

Options exercisable at year-end	8,959	$24.49

Weighted-average fair value of options granted during the year		$6.19

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The following information applies to options outstanding at September 30, 2007:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES
108,051	$23.00 — $30.70
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

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application permitted. The Corporation adopted SFAS No. 156 as of January 1, 2007, applying the amortization method without financial statement effect. The Corporation’s mortgage servicing assets total less than $60,000 at September 30, 2007 and, therefore, the remaining disclosures required under SFAS No. 156 have been omitted.
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

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
In September 2006, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized with FASB Technical Bulletin No. 85-4.” The guidance in EITF Issue 06-5 requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract.
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

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	September 30, 2007
U.S. Government and agency obligations	$25,948	$20	$(77)	$25,891
State and municipal obligations	23,439	68	(85)	23,422
Corporate bonds	8,002	22	(52)	7,972
Mortgage-backed securities	32,643	64	(312)	32,395

Total debt securities	90,032	174	(526)	89,680

Other securities	58	46	(8)	96

Total	$90,090	$220	$(534)	$89,776

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2007:

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses
U.S. Government and agency obligations	7	$6,049	$(7)	11	$9,295	$(70)	18	$15,344	$(77)
State and municipal obligations	12	4,046	(32)	22	8,407	(53)	34	12,453	(85)
Corporate bonds	1	4,948	(52)	—	—	—	1	4,948	(52)
Mortgage-backed and other securities	23	5,030	(36)	57	17,612	(284)	80	22,642	(320)

Total temporarily impaired securities	43	$20,073	$(127)	90	$35,314	$(407)	133	$55,387	$(534)

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

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
At September 30, 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
The amortized cost and estimated fair value of debt securities at September 30, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$10,777	$10,757
Due from one to five years	9,291	9,256
Due from five to ten years	18,878	18,898
Due after ten years	18,443	18,374
Mortgage-backed and related securities	32,643	32,395

Total debt securities	90,032	89,680
Other securities	58	96

Total	$90,090	$89,776

Securities with a carrying amount of $89,680 at September 30, 2007 were pledged to secure public deposits and other obligations.
NOTE 3 — LOANS
Loans were as follows:

September 30,
2007
Commercial and industrial	$39,722
Commercial real estate	195,189
Residential real estate and home equity	207,179
Real estate construction and land development	46,985
Consumer and credit card	38,176

527,251
Add: Net deferred loan origination costs	359

Total loans receivable	$527,610

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$5,324	$5,792	$5,442	$5,535
Provision for loan losses	1,100	390	2,784	1,370
Loans charged off	(475)	(720)	(2,486)	(1,680)
Recoveries	89	105	298	342

Balance at end of period	$6,038	$5,567	$6,038	$5,567

Nonperforming loans were as follows:

	September 30,	December 31,
	2007	2006
Loans past due 90 days or more and still accruing	$7,374	$3,307
Nonaccrual loans	7,729	5,189

Total	$15,103	$8,496

Period-end loans with no allocated allowance for loan losses	$—	$—
Period-end loans with allocated allowance for loan losses	7,729	5,189

Total	$7,729	$5,189

Amount of the allowance for loan losses allocated	$4,448	$1,562

Average of nonperforming loans during the period	$10,804	$4,429

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at September 30, 2007, compared to December 31, 2006, and the consolidated results of operations for the three and nine months ended September 30, 2007, compared to the same periods in 2006. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
FORWARD-LOOKING STATEMENTS
Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, lending risks, plans for future business development and marketing activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the prospective business of both the Corporation and its wholly-owned subsidiary, The Delaware County Bank & Trust Company (the “Bank”). Where used in this report, the word “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar words and expressions, related to the Corporation or the Bank or their respective management, identify forward-looking statements. Such forward-looking statements reflect the current views of the Corporation and are based on information currently available to the management of the Corporation and the Bank and upon current expectations, estimates, and projections about the Corporation and its industry, management’s belief with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) changes in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in central Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets; (v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii) changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Corporation with the Commission.
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $681,199 at September 30, 2007, compared to $684,004 at December 31, 2006, a decrease of $2,805. The decrease in assets was mainly attributed to a decline in loans, partially offset by increases in cash and cash equivalents, premises and equipment and bank-owned life insurance.
Cash and cash equivalents increased $9,776, from December 31, 2006 to September 30, 2007, driven by an increase in overnight funds. Total securities increased $1,705, or 1.9%, from $88,071 at December 31, 2006 to $89,776 at September 30, 2007. Securities classified as available for sale at September 30, 2007 totaled $89,776, or 100% of the total securities portfolio. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans if favorable economic conditions warrant. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. The mortgage-backed securities portfolio, totaling $32,395 at September 30, 2007, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. Mortgage-backed securities include Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) participation certificates. The Corporation held no structured notes during any period presented.
Total loans, including loans held for sale, decreased $25,559, or 4.6%, from $553,918 at December 31, 2006 to $528,359 at September 30, 2007. While business loan and commercial real estate activity remains good within the local market, the Bank has experienced a decline in loan balances due to unscheduled payoffs in the commercial portfolio because of intense competitive pricing and a significant reduction in investment property and indirect auto lending activities. Retail loan production, including credit card and home equity loans, experienced stable activity within the branch network. The Bank has no significant loan concentration in any one industry.
Total deposits decreased $8,314, or 1.6%, from $524,094 at December 31, 2006 to $515,780 at September 30, 2007. Reflecting the continued shift from low cost to higher rate deposits and intense competitive pricing, non-interest bearing deposit accounts declined $18,000, from December 31, 2006 to September 30, 2007, while interest bearing deposits increased $9,686, during the same time period. The new Certificate of Deposit Account Registry Service (CDARS) program introduced last year has grown to $61,785 in deposits at September 30, 2007. The growth in CDARS and money market balances has been offset by declines in brokered deposit balances. The slower growth of core deposits is attributed to the continued competition in the Corporation’s geographic area, where the growth of competitors’ branch locations have made it increasingly difficult to obtain deposits. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage growth in its deposit liabilities.
Total borrowings increased $5,835, or 6.1%, to $101,347 from $95,512 during the nine months ended September 30, 2007. Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms, and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed-rate loans. Total overall long term FHLB debt decreased $6,489 from $93,736 at December 31, 2006 to $87,247 at September 30, 2007. Continued reliance on borrowings outside of normal deposit growth could continue an increase in the Corporation’s overall cost of funds.
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
Net Income. Net income for the three months ended September 30, 2007 totaled $1,083, compared to net income of $1,935 for the same period in 2006. Earnings per share was $.29 for the three months ended September 30, 2007 compared to $.51 for the three months ended September 30, 2006.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The decrease in net income was caused by several factors, including a reduction in net interest income due to slower growth in loans because of the slowdown in the economy, pricing competition and a reduction in interest income due to non-accrual loans. Credit costs related to the Corporation’s investment property portfolio caused an increase in the provision for loan losses. Issues associated with the investment property portfolios continue to be experienced by many other financial institutions in Ohio. The opening of two additional branch locations increased expenses due to added staffing and facility costs.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $5,414 for the three months ended September 30, 2007, compared to $5,837 for the same period in 2006. The $423 thousand decrease in the third quarter 2007 compared to 2006 was mainly attributed to a decrease in loan balances due to an exit from the indirect lending program, higher rate driven loan payoffs and slower economic activity. Strong pricing competition and lack of loan growth has continued to pressure the net interest margin. The third quarter’s margin declined slightly to 3.48% on a fully tax equivalent basis, from 3.56% during the same quarter in 2006. The decline is mainly due to reduction in interest income from a reversal of interest to account for non-accruing loans.
The Bank continues to fund new loan growth through higher cost borrowings and deposits associated with the current interest rate environment. The Bank has seen deposit growth primarily in products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products, but was able to reduce funding costs by paying back a substantial amount of brokered CDs. Increased funding costs may further negatively impact the net interest margin in future periods if the current competitive environment remains in effect. The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank’s cost of funds to take advantage of pricing and cash flow opportunities. Additionally, because of the increased competition in the Bank’s primary marketplace, management has continued to recognize the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively affect the Corporation’s net interest margin.
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
The provision for loan losses totaled $1,100 for the three months ended September 30, 2007, compared to $390 for the same period in 2006. The increase in provision is primarily to account for the potential losses with the investment property real estate portfolio. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. Non-accrual loans at September 30, 2007 were $7,729 compared to $2,091 at September 30, 2006. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. Net charge-offs for the three months ended September 30, 2007 were $386, compared to $615 for the three months ended September 30, 2006. Annualized net charge-offs to total loans for the three months ended September 30, 2007 were 0.29% compared to 0.44% at September 30, 2006. The largest percentage of charge-offs during 2007 is attributed to the economic conditions that affected the investment property portfolio. Delinquent loans over thirty days from period to period increased to 3.95% of total loans at September 30, 2007 from 1.98% at September 30, 2006. Non-accrual loans to total loans increased to 1.48% at September 30, 2007, from .38% at September 30, 2006. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan losses at an appropriate level.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Management will continue to focus on activities related to monitoring, collection and workout of delinquent loans. In addition, management will continue to monitor exposure related to industry segments, in order to continually and adequately diversify the loan portfolio. The balance of the allowance for loan losses was $6,038, or 1.14% of total loans at September 30, 2007, compared to $5,567, or 1.00% of total loans at September 30, 2006.
Noninterest Income. Total noninterest income increased $285, or 20.0%, for the three months ended September 30, 2007, compared to the same period in 2006. The change in non-interest revenues from period to period is mainly attributed to increases in trust revenues, data processing services and the equity in an investment in an unconsolidated affiliate, partially offset by losses on the disposal of other real estate owned (OREO) property. There has been an increase in revenues from newer products such as the wholly-owned title agency and wealth management products. These and other new revenue sources to enhance noninterest income continue to be actively pursued, while management remains vigilant to contain operating expenses in this challenging and competitive period. Revenues from other services offered by the Bank generally remained at levels consistent with prior year.
Noninterest Expense. Total noninterest expense increased $395, or 9.6%, for the three months ended September 30, 2007, compared to the same period in 2006. The increase was attributable to salary and employee benefits expenses, occupancy expenses and other administrative expenses, primarily the result of planned staff additions and occupancy expense related to the Corporation’s branch expansion. The branch expansion program remains critical to the Corporation’s long term success in our growing market. Additionally, the Company has experienced an increase in loan expenses mainly due to customer collections and foreclosures, and various other administrative expenses somewhat due to the expansion and increasing complexity of its operations.
Income Taxes. Federal income taxes decreased $391, or 47.5% for the three months ended September 30, 2007 compared to the same period in 2006. The decrease in income tax expense is primarily attributable to a decrease in pre-tax income, an increase in tax-exempt municipal income and an increase in bank owned life insurance. The provision for income taxes totaled $432 for the third quarter ending September 30, 2007 for a total effective tax rate of 28.5%, for the three months ended September 30, 2007 compared to a total effective tax rate of 29.8%, for the three months ended September 30, 2006.
COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
Net Income. Net income for the nine months ended September 30, 2007 totaled $3,790, compared to net income of $5,689 for the same period in 2006. Earnings per share was $1.01 for the nine months ended September 30, 2007, compared to $1.49 for the nine months ended September 30, 2006. The decrease in net income was primarily related to slower growth in loans due to pricing competition, higher borrowing and deposit costs associated with the continued shift from low rate deposits into more expensive products, and credit costs related to the Corporation’s investment property portfolio.
Net Interest Income. Net interest income was $16,341 for the nine months ended September 30, 2007, compared to $17,510 for the same period in 2006. The $1,169 decrease was mainly attributed to a decrease in loan balances, as average earning assets decreased on a year to year basis due to the exit from indirect lending, a high volume of rate driven unscheduled loan payoffs and lower economic activity. With strong pricing competition, the deposit mix shift and lack of loan growth, the net interest margin continues to experience pressure. The Bank has seen deposit growth primarily in products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. These higher cost deposit products and other borrowings may continue to be utilized by management, which may further negatively impact the net interest margin in future periods.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Provision and Allowance for Loan Losses. The provision for loan losses totaled $2,784 for the nine months ended September 30, 2007, compared to $1,370 for the same period in 2006. The Bank maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. The balance in the provision is primarily reflective of the increase in net charge-offs to $2,188 for the nine months ended September 30, 2007 from $1,338 during the same period in 2006. Annualized net charge-offs for the nine months ended September 30, 2007 were 0.54% compared to 0.32% at September 30, 2006. The largest percentage of charge-offs during 2007 is attributed to the economic conditions that affected the investment property portfolio. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future to maintain the allowance for loan losses at an appropriate level.
Noninterest Income. Total noninterest income increased $352, or 8.2%, for the nine months ended September 30, 2007, compared to the same period in 2006. The change in noninterest revenues from period to period is attributable to an increase in trust revenues, data processing services, and gain on loans sales in the secondary market, partially offset by losses on the disposal of other real estate owned property. Trust services and transactional volume from the Bank’s retail products increased over the previous year’s levels.
Noninterest Expense. Total noninterest expense increased $878, or 7.1%, for the nine months ended September 30, 2007, compared to the same period in 2006. The increase was primarily due to increases in salary and employee benefits expenses, occupancy and other noninterest expense categories, all of which were partially offset by a decline in postage, freight and courier expense. The increase in salary and employee benefits expenses and occupancy expenses is primarily the result of planned staff additions and occupancy expense related to the Corporation’s branch expansion. The salary and benefits expense increase is also somewhat associated with the additions of revenue generating staff in lending and compliance and credit personnel utilized to continue to improve the infrastructure supporting the Company’s growth. The Corporation’s efficiency ratio was 62.98% for the nine month period ended September 30, 2007 compared to 56.59% for the same period in 2006.
Income Taxes. The provision for income taxes totaled $1,193, reflecting an effective tax rate of 23.9% for the nine ended September 30, 2007, and $2,403, an effective tax rate of 29.7% for the nine ended September 30, 2006. The decline in the effective tax rate period over period is attributed to an increase in tax-exempt revenue derived from tax exempt securities and the earnings on bank-owned life insurance, coupled with a favorable impact from the resolution of federal income tax contingencies from prior periods.
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Cash and cash equivalents increased $9,776, or 61.5%, to $25,670 at September 30, 2007 compared to $15,894 at December 31, 2006. Cash and equivalents represented 3.8% of total assets at September 30, 2007 and 2.3% of total assets at December 31, 2006. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.
CAPITAL RESOURCES
Total shareholders’ equity decreased $80, or 0.1% between December 31, 2006 and September 30, 2007. The decrease was primarily due to treasury share purchases of $2,349, the declaration of $1,660 in dividends, partially offset by a decrease of $139 in unrealized losses on available for sale securities and by period earnings of $3,790.
Tier 1 capital is shareholders’ equity excluding the unrealized gain or loss on securities classified as available for sale. Total capital includes Tier 1 capital plus the allowance for loan losses, not to exceed 1.25% of risk-weighted assets. Risk-weighted assets are the Corporation’s total assets after such assets are assessed for risk and assigned a weighting factor defined by regulation based on their inherent risk.
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 12.5% at September 30, 2007, while the Tier 1 risk-based capital ratio was 11.4%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 9.0% at September 30, 2007.
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of September 30, 2007.

	PAYMENT DUE BY YEAR
CONTRACTUAL		Less than 1			More than
OBLIGATIONS	Total	year	1-3 years	3-5 years	5 years
FHLB advances	$87,247	$493	$17,358	$55,871	$13,525
Federal funds purchased and other short-term borrowings	14,100	14,100	—	—	—
Operating lease obligations	5,826	197	1,114	1,046	3,469
Loan and line of credit commitments	121,575	121,575	—	—	—

Total Contractual Obligations	$228,748	$136,365	$18,472	$56,917	$16,994

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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2007
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

Item 1A —	Risk Factors:

There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)		Shares (or Units)	Dollar Value) of
	Total Number	(b)	Purchased as Part	Shares (or Units) that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
Month #l 7/1/2007 to 7/31/2007	—	—	—	—

Month #2 8/1/2007 to 8/31/2007	2,647	21.90	2,647	197,353

Month #3 9/1/2007 to 9/30/2007	1,866	21.66	1,866	195,487

Total	4,513	21.78	4,513	195,487

(1)	On August 16, 2007, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2007
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

DCB FINANCIAL CORP
(Registrant)

Date: November 9, 2007	/s/ Jeffrey T. Benton Jeffrey T. Benton
President and Chief Executive Officer

Date: November 9, 2007	/s/ John A. Ustaszewski John A. Ustaszewski
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