Form 10-K/A
period 2006-12-31
DCB FINANCIAL CORP
filed 2007-12-14
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
Registrant’s telephone number, including area code (740) 657-7000
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:   Common Shares, No par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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
DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II of Form 10-K — Portions of the Annual Report to Shareholders for the year ended December 31, 2006.
Part III of Form 10-K — Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders of DCB Financial Corp.

DCB FINANCIAL CORP
2006 FORM 10-K/A ANNUAL REPORT
DCB Financial Corp (the “Company”) was informed by the Securities and Exchange Commission (“SEC”) that the disclosure in paragraph 5 of Report of Independent Registered Public Accounting Firm had a typographical error and that Certifications — Exhibit 31.1 and Exhibit 31.2 omitted a portion of the introductory language in paragraph 4 as well as language in paragraph 4(b), referring to the certifying officers’ responsibility for designing, establishing and maintaining internal control over financial reporting of its Form 10-K for the year ended December 31, 2006. The Company is not making any changes to its financial statements. This amendment is accurate as of the date of the Company’s originally filed Form 10-K and has not been updated to reflect any events that occurred subsequent to March 16, 2007. The Company is including a corrected Report of Independent Registered Public Accounting Firm, as well as, currently dated certifications, as listed in revised Item 15.

EXHIBIT 13
Business of DCB Financial Corp
DCB Financial Corp (“DCB” or the “Corporation”) was incorporated under the laws of the State of Ohio on March 14, 1997, upon approval by the shareholders of The Delaware County Bank and Trust Company (the “Bank”) for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of the Bank. The Bank is a commercial bank, chartered under the laws of the State of Ohio, and was organized in 1950. The Bank is a wholly-owned subsidiary of DCB.
The Bank conducts business from its main office at 110 Riverbend Avenue in Lewis Center, Ohio and from its 17 branch offices located in Delaware, Ohio and surrounding communities. The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, night depository facilities and wealth management services. The Bank also provides treasury management, bond registrar and payment agent services. Through its information systems department, the Bank provides data processing, disaster recovery, and check processing services to other financial institutions; however, such services are not a significant part of operations or revenue.
DCB, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, and Union Counties, Ohio. Unemployment statistics in these counties have historically been among the lowest in the State of Ohio, and real estate values have been stable to rising. DCB also invests in U.S. Government and agency obligations, obligations of states and political subdivisions, corporate obligations, mortgage-backed securities, commercial paper and other investments permitted by applicable law. Funds for lending and other investment activities come primarily from customer deposits, borrowed funds, and to a lesser extent, from principal repayments on securities from loan or security sales.
As a financial holding company, DCB is subject to regulation, supervision and examination by the Federal Reserve Board. As a commercial bank chartered under the laws of the State of Ohio, the Bank is subject to regulation, supervision and examination by the State of Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation (the “FDIC”). The FDIC insures deposits in the Bank up to applicable limits. The Bank is also a member of the Federal Home Loan Bank (the “FHLB”) of Cincinnati.
Common Stock and Shareholder Matters
DCB had 3,814,964 common shares outstanding on February 22, 2007, held of record by approximately 1,466 shareholders. There is no established public trading market for DCB’s common shares. DCB’s common shares are traded on a limited basis on the Over-The-Counter Electronic Bulletin Board. At times however, various brokerage firms maintain daily bid and ask prices for DCB’s common stock. The range of high and low transactions as reported by Sweney, Cartwright & Co. is reported below. These transactions are shown without retail mark-up, mark-down or commissions.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
High	$29.50	$31.75	$31.25	$30.25
Low	28.00	29.20	29.25	29.20
Dividends per share	0.13	0.14	0.14	0.14

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
High	$29.00	$27.15	$27.90	$28.85
Low	20.75	25.00	26.05	25.55
Dividends per share	0.11	0.12	0.12	0.13
Management does not have knowledge of the prices in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for DCB’s stock, these prices may not reflect the prices at which the stock would trade in a more active market. DCB sold no securities during 2006 or 2005 that were not registered under the Securities Acts.
Income of DCB primarily consists of dividends, which are generally declared and paid by the Board of Directors of the Bank on a quarterly basis on common shares of the Bank held by DCB. While management of DCB expects to maintain the Corporation’s policy of paying these regular cash dividends in the future, no assurances can be given that any dividends will be declared or, if declared, what the amount of any such dividends will be. See Note 11 to the Consolidated Financial Statements for a description of dividend restrictions.
Selected Consolidated Financial Information and Other Data
The following tables set forth certain information concerning the consolidated financial condition, earnings and other data regarding DCB at the dates and for the periods indicated.

Selected consolidated financial
condition data:	At December 31,
(In thousands)	2006	2005	2004	2003	2002
Total assets	$681,872	$690,896	$611,685	$553,297	$522,998
Cash and cash equivalents	15,894	18,069	11,238	20,349	32,503
Securities available for sale	88,071	96,580	96,123	108,547	96,477
Net loans	547,021	547,510	478,487	400,616	366,487
Deposits	524,094	503,906	454,574	442,352	438,623
Borrowed funds	95,512	128,535	101,028	54,312	29,802
Shareholders’ equity	61,399	56,254	54,261	49,689	52,528

Selected Operating Data	Year ended December 31,
(In thousands, except per share data)	2006	2005	2004	2003	2002
Interest and dividend income	$44,407	$36,566	$27,813	$26,591	$30,882
Interest expense	21,315	13,750	7,802	7,973	10,142

Net interest income	23,092	22,816	20,011	18,618	20,740
Provision for loan losses	1,808	2,000	1,696	1,418	2,950

Net interest income after provision for loan losses	21,284	20,816	18,315	17,200	17,790
Noninterest income	5,619	5,654	7,618	6,624	6,259
Noninterest expense	16,452	15,665	15,985	16,508	18,010

Income before income tax	10,451	10,805	9,948	7,316	6,039
Income tax expense	3,098	3,249	2,973	2,287	2,036

Net income	$7,353	$7,556	$6,975	$5,029	$4,003

Per Share Data:
Basic earnings per share	$1.93	$1.94	$1.77	$1.26	$0.96

Diluted earnings per share	$1.92	$1.94	$1.77	$1.26	$0.96

Dividends declared per share	$0.55	$0.48	$0.48	$0.39	$0.34

	At or for the year ended December 31,
Selected Financial Ratios:	2006	2005	2004	2003	2002
Interest rate spread	2.85%	3.37%	3.55%	3.48%	3.79%
Net interest margin	3.48	3.66	3.72	3.75	4.24
Return on average equity	12.55	13.68	13.14	10.11	7.82
Return on average assets	1.05	1.15	1.13	0.91	0.76
Average equity to average assets	8.39	8.41	8.60	8.96	9.78
Dividend payout ratio	28.54	24.74	27.12	30.95	35.42
Allowance for loan losses as a percentage of loans past due over 90 days	64.05	114.53	140.75	151.18	114.55
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except per share amounts)
Introduction
In the following pages, management presents an analysis of DCB’s consolidated financial condition and results of operations as of and for the year ended December 31, 2006, compared to prior years. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements, the related footnotes and the selected financial data included elsewhere in this report.

Forward-Looking Statements
Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, lending risks, plans for future business development and marketing activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the prospective business of both the Corporation and its wholly-owned subsidiary The Delaware County Bank and Trust Company (the “Bank”). Where used in this report, the word “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar words and expressions, as they relate to the Corporation or the Bank or their respective management, identify forward-looking statements. Such forward-looking statements reflect the current views of the Corporation and are based on information currently available to the management of the Corporation and the Bank and upon current expectations, estimates, and projections about the Corporation and its industry, management’s belief with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) changes in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in central Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets; (v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii) changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Corporation with the Commission.
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
Overview of 2006
The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, trust, and other wealth management services. The Bank also provides treasury management, bond registrar and paying agent services.
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
•	The Corporation’s assets totaled $681,872 at December 31, 2006, compared to $690,896 at December 31, 2005, a decrease of $9,024, or 1.3%. Loans remained relatively flat on a year to year comparison, while securities were down from year to year. Because of the relatively flat loan growth, less funding was required to support the current level of balance sheet growth.

•	Shareholders’ equity increased by $5,145 during 2006, as dividends paid of $2,100, net repurchase of 333,482 shares for a total of $2.4 million, and partially offset by a $225 after-tax increase in the fair value of securities designated as available for sale and period earnings of $7,353.

•	Net income for 2006 totaled $7,353, a decrease of $203 or 2.7% over net income for 2005 of $7,556. Basic and diluted earnings per share totaled $1.93 and $1.92 for 2006 and $1.94 for 2005. Return on average assets was 1.05% and 1.15% for 2006 and 2005, while return on average equity was 12.55% and 13.68% over the same two years. The decrease in net income was related principally to slower growth in earning assets, run-off and margin pressures due to credit and pricing competition, higher borrowings and deposit costs associated with the current interest rate environment, and higher delinquencies and credit losses.

•	With the flattening of the yield curve during the year, the Corporation’s net interest margin decreased from the preceding year. Net interest income, however increased to $21,284 for 2006 compared to $20,816 for 2005. The $468 increase was mainly attributed to increases in earning assets from year over year. However, the Company’s net interest margin continues to experience some pressure as much of the continued loan growth has been funded with borrowings and higher cost deposits. The Company also experienced slower growth in loan balances, competitive pricing pressures and credit issues attributed to the current interest rate environment.

•	The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges, in pricing and variety of accounts it offers to the depositor. The Corporation confirms this by completing regular rate shops and comparisons versus competing financial services companies. The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus spread over funding costs. The interest spread depends on the overall account relationship and the creditworthiness of the borrower.

•	Deposit rates are reviewed weekly by management and are generally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area, develop funding opportunities while earning an adequate interest rate margin.
Analysis of Financial Condition
The Corporation’s assets totaled $681,872 at December 31, 2006, compared to $690,896 at December 31, 2005, a decrease of $9,024, or 1.3%. Loans remained relatively flat on a year to year comparison, while securities were down from year to year. Because of the relatively flat loan growth, less funding was required to support the current level of balance sheet growth.
Cash and cash equivalents decreased $2,175, from December 31, 2005 to December 31, 2006. Total securities decreased $8,509, or 8.8%, from $96,580 at December 31, 2005 to $88,071 at December 31, 2006. Management reduced its investment portfolio because of reduced collateral and funding needs. Total securities, including FHLB securities decreased to $91,675 at year-end 2006, compared to $99,907 at year-end 2005. DCB invests primarily in U.S. Treasury notes, obligations of U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) participation certificates and collateralized mortgage obligations (“CMOs”). The mortgage-backed securities portfolio, totaling $33,576 at year-end 2006, provides DCB with a continuing cash flow stream from principal repayments, which is utilized to fund other areas of the balance sheet. Management classifies securities as available for sale to provide DCB with the flexibility to redeploy funds into loans as demand warrants. DCB held no derivative securities or structured notes during any period presented.
Total loans decreased slightly, down $582, or 0.1%, from $553,045 at December 31, 2005 to $552,463 at December 31, 2006. The Bank has experienced a decline in loan balances due to unscheduled payoffs in the commercial portfolio due to intense competitive pricing and, on a positive note, from problem loan resolutions. Though slowing, The Bank continues to capture a large percentage of the economic development activity within its geographic region. Residential real estate and home equity loans increased $12,701, or 6.6%, from $193,787 at year-end 2005 to $206,488 at year-end 2006. The geographic area in which the Corporation operates continues to experience increases in the commercial and residential real estate activity. Generally, the consumer financing portfolios remained relatively stable or experienced small increases in loans outstanding, somewhat offset by the decline in indirect loans. The Bank’s local market continues to remain active with regard to the amount of commercial real estate development activity. Other loan categories in which the Corporation participates remained relatively stable or experienced small decreases in loans outstanding.
Total deposits increased $20,188, or 4.0%, from $503,906 at December 31, 2005 to $524,094 at December 31, 2006. This growth is mainly attributed to the increase in core deposit activity coupled with activity from the Corporation’s large public fund customers, brokered certificates of deposit, and money market accounts. Noninterest-bearing deposits increased $1,151, or 1.7%, from $68,977 at December 31, 2005 to $70,128 at December 31, 2006; while interest-bearing deposits increased $19,037, or 4.4%, from $434,929 to $453,966 during the same period. The Bank had approximately $32,053 in brokered certificates of deposit outstanding at December 31, 2006. Management intends to continue to develop new products and to monitor the rate structure of its deposit products to encourage growth in deposit liabilities. Total borrowings decreased $33,023, or 25.7%, from $128,535 at December 31, 2005 to $95,512 at December 31, 2006, in response to slower loan growth.
The Corporation utilizes a variety of alternative deposit funding sources to overcome the competitive challenges experienced within its primary market. Utilizing brokered certificates of deposits and money market sweeps, the Corporation is able to provide additional funding for the Company’s loan portfolio. In addition, the Corporation has used other borrowings, generally from the FHLB, to fund its loan growth. Continued reliance on outside funding rather than lower cost deposits could increase the Corporation’s overall cost of funds. Interest-bearing demand and money market deposits increased from 49.7% of total interest-bearing deposits at year-end 2005 to 55.3% of total interest-bearing deposits at year-end 2006, as DCB experienced a $34,814, or 16.1%, increase in volume of such accounts. The increase in such deposits has been primarily due to economic trends resulting in the shift of customer funds from other investment alternatives to liquid savings products, such as the creation of new products for the Bank’s public fund customers. DCB experienced a decrease of $11,536 in savings deposits while such accounts decreased from 10.6% of total interest-bearing deposits at December 31, 2005 to 7.6% of total interest-bearing deposits at year-end 2006. Time deposits decreased $4,241, or 2.46%, comprising 37.1% of total interest-bearing deposits at year-end 2006 compared to 39.7% at year-end 2005.
Borrowed funds totaled $95,512 at year-end 2006 compared to $128,535 at year-end 2005. The decline was mainly due to the reduction in FHLB balances attributable to the slower loan growth the Corporation experienced. During 2006, management utilized long-term FHLB advances to fund the loan growth with lower long-term borrowing costs in the current economic environment. Typically, the Company has utilized a matched funding methodology for its long-term borrowing. This was done by matching the rates, terms and expected cash flows of its loans to the various products offered by the FHLB. This matching principle was used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed rate loans. The Corporation utilizes a number of additional borrowing alternatives of which provide additional balances that are available for the Corporation to use. As of December 31, 2006 additional, unused borrowings available to the Corporation through its various wholesale funding avenues with other bank credit facilities totaled $76,661.
Shareholders’ equity increased by $5,145 during 2006, as dividends paid of $2,098, and net repurchases of 11,684 shares for a total of $335, were more than offset by a $225 after-tax increase in the fair value of securities designated as available for sale and period earnings of $7,353.
During 2005, DCB Financial Corp and its Board of Directors authorized the repurchase of its outstanding shares of common stock. The stock repurchase plan authorizes the Company to make repurchases from time to time in the open market or in privately negotiated transactions. As of March 12, 2007, no shares remained available for repurchase under the Corporation’s stock repurchase program.

Comparison of Results of Operations for the Years Ended December 31, 2006 and December 31, 2005
Net Income. Net income for 2006 totaled $7,353, a decrease of $203 or 2.7% over net income for 2005 of $7,556. Basic and diluted earnings per share totaled $1.93 and $1.92 for 2006 and $1.94 for 2005. Return on average assets was 1.05% and 1.15% for 2006 and 2005, while return on average equity was 12.55% and 13.68% over the same two years. The decrease in net income was related principally to slower growth in earning assets, run-off and margin pressures due to credit and pricing competition, higher borrowings and deposit costs associated with the current interest rate environment, and higher delinquencies and credit losses.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of DCB’s income and is affected by the interest rate environment, the volume and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $21,284 for 2006 compared to $20,816 for 2005. The $468 increase was mainly attributed to the increase in interest earning assets during the year ended December 31, 2006. However, the Company’s net interest margin continues to experience some pressure as much of the continued loan growth has been funded with borrowings and higher cost deposits. The Company also experienced slower growth in loan balances, competitive pricing pressures and credit issues attributed to the current interest rate environment. To attract the additional deposits needed to fund loan growth, the Company continues to utilize products such as time deposits, brokered deposits and money market accounts, which generally carry higher costs compared to checking and savings products. These higher cost deposit products and other borrowings may continue to be utilized by management, which may negatively impact the net interest margin in future periods.
As a result of the these shifts in the components of interest-earning assets and interest-bearing liabilities, as well as movements in market interest rates, DCB’s net interest margin, which is calculated by dividing net interest income by average interest-earning assets, decreased from 3.66% in 2005 to 3.48% in 2006. Additionally, because of the increased competition in the Bank’s marketplace, management has recognized the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively effect the Corporation’s net interest margin. It is likely that these offerings will continue to be offered to secure liquidity while maintaining market share.
Provision and Allowance for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the losses known and inherent in the Bank’s loan portfolio. All lending activity contains associated risks of loan losses and the Bank recognizes these credit risks as a necessary element of its business activity. To assist in identifying potential loan losses, the Bank maintains a credit administration function that regularly evaluates lending relationships as well as overall loan portfolio conditions. One of the primary objectives of this credit administration function is to make recommendations to management as to both specific loss allowances and overall portfolio loss allowances. Management further evaluates these allowance levels through an ongoing credit quality process, which in addition to evaluating the current credit quality of the lending portfolios, examines other economic indicators and trends, which could affect the overall loss rates associated with the lending process.
DCB’s provision is determined based upon management’s estimate of the overall collectability of loans within the portfolio as determined by ongoing credit reviews. The provision for the allowance for loan losses totaled $1,808 in 2006, compared to $2,000 in 2005. Net charge-offs for 2006 were $1,902, which represents 0.34% of average loans, compared to net charge-offs of $1,283, or 0.24% of average loans in 2005.

The allowance for loan losses decreased by $93 to $5,442 at year-end 2006 from $5,535 at year-end 2005. As a percent of gross loans, the allowance was largely proportional to loans at 0.99% and 1.00% at year-end 2006 and 2005 respectively. However the allocation of the allowance was more heavily weighted toward commercial and commercial real estate at December 31, 2006, as compared to 2005. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. The percentage of charge-offs during 2006 was mainly attributed to the economic conditions that affected the commercial loan and indirect portfolios in the current year. Non-accrual loans for the period ending December 31, 2006 was $5.189 million compared to $2.185 million for the same period in 2005. The increase in non-accrual loans is mainly attributed to loans in the investment real estate sector that were not currently generating sufficient cash flow to service the debt. Delinquent loans over thirty days from period to period increased to 2.96% at December 31, 2006 from 1.31% at December 31, 2005, and again are mainly attributed to the real estate investment portfolio. Management is of the belief that real estate values are presently stable in the primary lending area. Management will continue to focus on activities related to monitoring, collection, and workout of delinquent loans. Management also continues to monitor exposure to industry segments, and believes that the loan portfolio remains adequately diversified. The Corporation’s provision for loan losses for 2006 was heavily influenced by the slower portfolio growth as well as an increase in the provision related to commercial real estate loans.
To assist in identifying potential loan losses, management maintains a methodology for establishing appropriate loan loss values. The Board of Directors has approved a policy that directs management to “develop and maintain an appropriate, systematic, and consistently applied process to determine the amounts of the Allowance for Loan Losses.” The methodology that management adopted involves identifying both specific and non-specific components. The specific allowance allocation is determined from information provided through the Bank’s watch list, loan review function and loan grade status applied to specific credits. The allocated allowance is developed by utilizing historical net loss components for each identified segment of the loan portfolio. Additionally, current economic condition factors are used to adjust the historical net loss components. Management performs analysis of the loan portfolio on a monthly basis, and evaluates economic conditions as they relate to potential credit risk within its portfolios on a quarterly basis.
Noninterest Income. Total noninterest income decreased $35, or 0.6% to $5,619 in 2006 compared to $5,654 in 2005. The change in noninterest income revenues from period to period is mainly attributed to a decline on gains on residential mortgage loans sold within the secondary market and a decline in other noninterest income mainly as a result of receiving the final proceeds from the sale of the Corporation’s investment in ProCentury Corporation during 2005. The Corporation experienced increases in account service charges, trust, treasury management revenue and bank owned life insurance revenue. These increases are generally attributed to a higher number of accounts and customers served by the Corporation. Data processing services and transactional volume from the Bank’s retail products also remained slightly higher than the previous year’s levels.
Noninterest Expense. Total noninterest expense increased $787, or 5.0%, for the year ended December 31, 2006, compared to the same period in 2005. The increase was primarily due to increases in salary and employee benefits expenses, increase in professional services, advertising expenses and other operating expenses. The increase in salary and benefits expense is mainly associated with the addition of revenue generating staff in the lending and wealth management divisions, and to the addition of compliance and credit personnel to continue developing the infrastructure to support future growth. Occupancy expenses decreased mainly due to certain capitalized assets becoming fully depreciated. The aforementioned decrease in noninterest expenses for the year ended December 31, 2006, was then offset by an increase in advertising expenses related to the Corporation’s promotions, increase in professional expenses mainly attributable to services related to the Corporation’s planned branch expansion roll outs and related staffing and consulting expenses, and salaries and benefits due to commission and bonus expenses incurred and the addition of staff. The increases in compensation and employee benefits were planned increases related to normal merit increases and staffing associated with the Corporation’s continuing growth in retail operations. With its broad line of products and services, the Corporation expects to continue to manage and be able to meet the needs of the market and obtain the business needed to sustain the additional overhead expenses associated with new operations.
Income Taxes. The change in income tax expense is primarily attributable to the increase in tax exempt earnings offset by the 2006 reduction in pre-tax income. See Note 9 to the Consolidated Financial Statements for additional information regarding income taxes. The provision for income taxes totaled $3,098 in 2006 and $3,249 in 2005 resulting in effective tax rates of 29.6% and 30.1%.
Comparison of Results of Operations for the Years Ended December 31, 2005 and December 31, 2004
Net Income. Net income for 2005 totaled $7,556, an increase of $581 or 8.3% over net income for 2004 of $6,975. Basic and diluted earnings per share totaled $1.94 for 2005 and $1.77 for 2004. Return on average assets was 1.15% and 1.13% for 2005 and 2004, while return on average equity was 13.68% and 13.14% over the same two years. The increase in net income was related principally to growth in earning assets, the allocation of funds from lower yielding to higher yielding asset categories, stable credit trends and increased operating efficiencies.
The Corporation developed new products during 2005 to increase revenues associated with noninterest income. In order to provide comprehensive services in the wealth management area, the Corporation entered into an agreement with Raymond James Financial Services to offer a variety of investment and retirement services to complement the trust services currently offered.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid on interest-bearing liabilities. Net interest income is the largest component of DCB’s income and is affected by the interest rate environment, the volume and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $22,816 for 2005 compared to $20,011 for 2004. The $2,805 increase was mainly attributed to the continued increase in earning assets, coupled with the rising rate environment during the year ended December 31, 2005. However, the Company’s net interest margin continues to experience some pressure as much of the continued loan growth has been funded with borrowings and higher cost deposits. To attract the additional deposits needed to fund loan growth, the Company continues to utilize products such as time deposits, brokered deposits and money market accounts, which generally carry higher costs compared to checking and savings products. These higher cost deposit products and other borrowings may continue to be utilized by management, which may negatively impact the net interest margin in future periods.
As a result of the these shifts in the components of interest-earning assets and interest-bearing liabilities, as well as movements in market interest rates, DCB’s net interest margin, which is calculated by dividing net interest income by average interest-earning assets, decreased from 3.72% in 2004 to 3.66% in 2005. Additionally, because of the increased competition in the Bank’s marketplace, management has recognized the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively effect the Corporation’s net interest margin. It is likely that these offerings will continue to be offered to secure liquidity while maintaining market share.
Provision and Allowance for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the losses known and inherent in the Bank’s loan portfolio. All lending activity contains associated risks of loan losses and the Bank recognizes these credit risks as a necessary element of its business activity. To assist in identifying potential loan losses, the Bank maintains a credit administration function that regularly evaluates lending relationships as well as overall loan portfolio conditions. One of the primary objectives of this credit administration function is to make recommendations to management as to both specific loss allowances and overall portfolio loss allowances. Management further evaluates these reserve levels through an ongoing credit quality process, which in addition to evaluating the current credit quality of the lending portfolios, examines other economic indicators and trends, which could affect the overall loss rates associated with the lending process.
DCB’s provision is determined based upon management’s estimate of the overall collectability of loans within the portfolio as determined by ongoing credit reviews. The provision for the allowance for loan and lease losses totaled $2,000 in 2005, compared to $1,696 in 2004. Net charge-offs for 2005 were $1,283, which represents 0.24% of average loans, compared to net charge-offs of $1,209, or 0.28% of average loans in 2004.
The allowance for loan losses increased by $717 to $5,535 at year-end 2005 from $4,818 at year-end 2004. As a percent of gross loans, the allowance was proportional at 1.00% at year-end 2005 and 2004. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. The stable percentage of charge-offs during 2005 was mainly attributed to the improved economic conditions that affected the commercial loan portfolio in the current year, and to management’s continuing focus on activities related to monitoring, collection, and workout of delinquent loans. Management continues to monitor exposure to industry segments, and believes that the loan portfolio remains adequately diversified. During 2005, the Corporation’s loan charge-offs largely consisted of retail loans that were originated indirectly through its auto dealer network. The Corporation’s provision for loan losses for 2005 was heavily influenced by portfolio growth as well as an increase in the provision related to impaired loans.
To assist in identifying potential loan losses, management maintains a methodology for establishing appropriate loan loss values. The Board of Directors has approved a policy that directs management to “develop and maintain an appropriate, systematic, and consistently applied process to determine the amounts of the Allowance for Loan Losses.” The methodology that management adopted involves identifying both specific and non-specific components. The specific allowance allocation is determined from information provided through the Bank’s watch list, loan review function and loan grade status applied to specific credits. The allocated allowance is developed by utilizing historical net loss components for each identified segment of the loan portfolio. Additionally, current economic condition factors are used to adjust the historical net loss components. Management performs analysis of the loan portfolio on a monthly basis, and evaluates economic conditions as they relate to potential credit risk within its portfolios on a quarterly basis.
Noninterest Income. Total noninterest income decreased $1,964, or 25.8% to $5,654 in 2005 compared to $7,618 in 2004. The decrease was mainly a result of the sale of the Corporation’s investment in ProCentury Corporation, a specialty property and casualty insurance holding company on April 20, 2004. The absence of the gain recognized on the sale of ProCentury investment was partially offset by an increase in the gain on loans sold in the secondary market in 2005. The Corporation also experienced increases in account service charges, trust, and wealth management activities. These increases are generally attributed to a higher number of accounts and customers served by the Corporation. Data processing services and transactional volume from the Bank’s retail products remained at or slightly higher than the previous year’s levels.
Noninterest Expense.

Total noninterest expense decreased $320, or 2.0%, for the year ended December 31, 2005, compared to the same period in 2004. The decrease was primarily the result of a decline in state franchise taxes, and other noninterest expenses, and occupancy and equipment expenses due to certain capitalized assets becoming fully depreciated. The aforementioned decreases in noninterest expenses for the year ended December 31, 2005, were partially offset by an increase in advertising expenses incurred related to the

Corporation’s promotions, increase in professional expenses incurred mainly attributable to services related to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), and salaries and benefits due to commission and bonus expenses incurred. The increases in compensation and employee benefits were planned increases related to normal merit increases and staffing associated with the Corporation’s continuing growth. The additions were mainly associated with revenue generating positions, or infrastructure positions associated with compliance and credit operations. With its broad line of products and services, the Corporation expects to continue to manage and be able to meet the needs of the market and obtain the business needed to sustain the additional overhead expenses associated with new operations.
Income Taxes. The change in income tax expense is primarily attributable to the increase in tax exempt earnings offset by the growth in pre-tax income. See Note 9 to the Consolidated Financial Statements for additional information regarding income taxes. The provision for income taxes totaled $3,249 in 2005 and $2,973 in 2004 resulting in effective tax rates of 30.1% and 29.9%.

	Year ended December 31,
	2006			2005			2004
	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Federal funds sold	$4,499	$177	3.93%	$238	$13	5.59%	$451	$8	1.77%
Taxable securities	67,384	3,447	5.12	73,932	3,091	4.18	78,875	2,855	3.62
Tax-exempt securities (1)	29,272	942	3.22	23,861	800	3.35	19,380	709	3.66
Loans (2)	561,881	39,841	7.09	525,233	32,662	6.22	438,861	24,241	5.52

Total interest-earning assets	663,036	44,407	6.70	623,264	36,566	5.87	537,567	27,813	5.17
Noninterest-earning assets	34,927			33,609			79,696

Total assets	$697,963			$656,873			$617,263

Interest-bearing liabilities:
Demand and money market deposits	$254,134	$9,749	3.84%	$195,959	$4,267	2.18%	$168,880	$1,441	0.85%
Savings deposits	39,480	193	0.49	54,920	271	0.49	61,320	303	0.49
Certificates of deposit	163,302	7,239	4.43	173,216	5,128	2.96	143,359	3,334	2.33

Total deposits	456,916	17,181	3.76	424,095	9,666	2.28	373,559	5,078	1.36
Borrowed funds	97,224	4,134	4.25	125,013	4,084	3.27	107,826	2,724	2.53

Total interest-bearing liabilities	554,140	21,315	3.85	549,108	13,750	2.50	481,385	7,802	1.62

Noninterest-bearing liabilities	85,237			52,519			82,800

Total liabilities	639,377			601,627			564,185

Shareholders’ equity	58,586			55,246			53,078

Total liabilities and shareholders’ equity	$697,963			$656,873			$617,263

Net interest income; interest rate spread		$23,092	2.85%		$22,816	3.37%		$20,011	3.55%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.48%			3.66%			3.72%

Average interest-earning assets to average interest-bearing liabilities			119.65%			113.50%			111.67%

(1)	Interest on tax-exempt securities is reported on a historical basis without tax–equivalent adjustment. Interest on tax-exempt securities on a tax equivalent basis was $1,335 in 2006, $1,222 in 2005, and $1,076 in 2004.

(2)	Includes nonaccrual loans.

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected DCB’s interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (multiplied by prior year rate); (2) changes in rate (multiplied by prior year volume); and, (3) total changes in rate and volume. The combined effects of changes in both volume and rate, that are not separately identified, have been allocated proportionately to the change due to volume and change due to rate:

	Year ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase			Increase
	(decrease)			(decrease)
	due to			due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Federal funds sold	$239	$(74)	$165	$(4)	$9	$5
Taxable securities	(275)	631	356	(180)	416	236
Tax-exempt securities	182	(40)	142	165	(74)	91
Loans	2,278	4,900	7,178	4,770	3,651	8,421

Total interest income	2,424	5,417	7,841	4,751	4,002	8,753

Interest expense attributable to:
Demand and money market deposits	1,266	4,216	5,482	231	2,595	2,826
Savings deposits	(76)	(2)	(78)	(31)	(1)	(32)
Certificates of deposit	(293)	2,404	2,111	677	1,117	1,794
Borrowed funds	(908)	958	50	433	927	1,360

Total interest expense	(11)	7,576	7,565	1,310	4,638	5,948

Increase (decrease) in net interest income	$2,435	$(2,159)	$276	$3,441	$(636)	$2,805

Asset and Liability Management and Market Risk
The Asset/Liability Committee (“ALCO”) of DCB Financial Corp utilizes a variety of tools to measure and monitor interest rate risk. This is defined as the risk that DCB’s financial condition will be adversely affected due to movements in interest rates. To a lesser extent, DCB is also exposed to liquidity risk, or the risk that changes in cash flows could adversely affect its ability to honor its financial obligations. The ALCO committee monitors changes in the interest rate environment, and how these changes affect its lending and deposit rates, liquidity and profitability.
In order to reduce the adverse effect of changing interest rates, the Corporation developed a matched funding program through the FHLB to match longer term commercial and real estate loans with liabilities of similar term and rate structures. Also, the Corporation offered special deposit programs correlated to prevailing asset maturities.
Since income of The Bank is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities, the ALCO Committee places great importance on monitoring and controlling interest rate risk. The measurement and analysis of the exposure of DCB’s primary operating subsidiary, The Delaware County Bank and Trust Company, to changes in the interest rate environment are referred to as asset/liability modeling. One method used to analyze DCB’s sensitivity to changes in interest rates is the “net portfolio value” (“NPV”) methodology.
NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities. For example, the asset/liability model that DCB currently employs attempts to measure the change in NPV for a variety of interest rate scenarios, typically for parallel and sustained shifts of +/-100 to +/-300 basis points in market rates. Presented below is an analysis depicting the changes in DCB’s interest rate risk as of December 31, 2006 and December 31, 2005, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +300 basis points in market interest rates. These parallel shifts were used to more accurately represent the current interest rate environment in which DCB Financial operates.
As illustrated in the tables, the institution’s balance sheet NPV is equally sensitive to rising rates as it is to declining rates. From an overall perspective, such difference in sensitivity occurs principally because of the relatively short term structure of the liability side of the balance sheet. Though the institution does employ variable loan structures, these structures generally adjust based on annual time frames compared to daily or weekly time frames for liability. This risk was offset somewhat by management’s use of matched funding principles for longer term loans, and the use of other interest rate management techniques. Additionally, as rates rise borrowers are less likely to refinance or payoff loans prior to contractual maturities, increasing the risk that the institution may hold below market rate loans in a rising rate environment.
The following table depicts the ALCO’s four most likely interest rate scenarios and their affect on NPV. At year-end 2006, management expects the interest rate cycle to remain flat or experience a slight down trend. The analysis presented in the table indicates that the banks balance sheet is neutral in either a rising or declining rate environment. This is contrary to previous year’s analysis which depicted more of a benefit in a declining rate cycle. As depicted below, in a rising rate environment a liability sensitive balance sheet results in a moderate decline in NPV. The Corporation has operated within the ALCO’s interest rate risk limits over the last three years.

Change in	December 31, 2006			December 31, 2005
Interest Rate	$ Change %	Change	NPV	$ Change %	Change	NPV
(Basis Points)	In NPV	In NPV	Ratio	In NPV	In NPV	Ratio
+100	$(2,145)	(3)%	11.8%	$(7187)	(15)%	5.98%
Base	—	—	11.9	—	—	6.92
-100	(324)	(1)	11.7	8,456	18	8.01
-200	(4,855)	(6)	10.9	17,670	38	9.16
-300	(14,531)	(18)	9.5	27,109	58	10.29
In a rising interest rate environment, DCB’s net interest income can be negatively affected. Moreover, rising interest rates could negatively affect DCB’s earnings due to diminished loan demand. As part of its interest rate risk strategy, DCB has attempted to utilize adjustable-rate and short-term-duration loans and investments. DCB intends to limit the addition of unhedged fixed-rate long-duration loans and securities to its portfolio.
Liquidity
Liquidity is the ability of DCB to fund customers’ needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow exists to meet all financial commitments and to capitalize on business expansion opportunities. This ability depends on the institution’s financial strength, asset quality and types of deposit and investment instruments offered by DCB to its customers. DCB’s principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to obtain funding from other sources including the FHLB, Federal Reserve, and through its correspondent bank relationships. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. DCB maintains investments in liquid assets based upon management’s assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.
     Cash and cash equivalents decreased $2,175, or 12.0%, from $18,069 at year-end 2005 to $15,894 at year-end 2006. Cash and cash equivalents at year-end 2006 represented 2.3% of total assets compared to 2.6% of total assets at year-end 2005. The Bank has the ability to borrow funds from the Federal Home Loan Bank and has various federal fund sources from correspondent banks, should DCB need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities. The Bank also has the ability to issue term brokered certificate of deposits in the secondary market to provide additional funding outside of its normal geographical boundaries.
In addition to funding maturing deposits and other deposit liabilities, DCB Financial also has off-balance sheet commitments in the form of lines of credit and letters of credit utilized by customers in the normal course of business. Financial instruments include off-balance credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. These off-balance sheet commitments are not considered to have a major effect on the liquidity position of the Corporation. Further, management believes the DCB’s liquidity position is strong based on its stable level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.
As summarized in the Consolidated Statements of Cash Flows, the most significant transactions which affected the DCB’s level of cash and cash equivalents, cash flows and liquidity during 2006 were securities purchases of $13,932; the net increase in loans of $976; the net increase in deposits of $20,188; securities sales of $12,397; net proceeds from FHLB repayments and federal funds purchased totaling $33,023; and the receipt of proceeds from maturities and repayments of securities of $9,786.

Capital Resources
As previously stated, total shareholders’ equity increased $5,145, mainly attributed to 2006 earnings for $7,353, partially offset by cash dividends paid of $2,100, repurchase of 333,482 shares for a total of $2.4 million, and a $225 after tax reduction in the fair value of securities designated as available for sale.
The final number of shares to be purchased through the repurchase plan announced in June 2005 and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations that may, in the opinion of DCB’s Board of Directors or management, affect the advisability of purchasing shares.
Tier 1 capital is shareholders’ equity excluding the net unrealized gains or losses on securities classified as available for sale and a percentage of mortgage-servicing rights. Total capital includes Tier 1 capital plus the allowance for loan losses, not to exceed 1.25% of risk weighted assets. Risk weighted assets are DCB’s total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk.
DCB and its subsidiaries meet all regulatory capital requirements. DCB’s consolidated ratio of total capital to risk-weighted assets was 12.12% at year-end 2006, while the Tier 1 risk-based consolidated capital ratio was 11.14%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. DCB’s consolidated leverage ratio, defined as Tier 1 capital divided by average assets, was 9.01% at year-end 2006 and exceeded the regulatory minimum for capital adequacy purposes of 4.0%.
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of December 31, 2006.

	Payment due by year
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
FHLB advances	$93,736	$19,000	$6,929	$16,562	$51,245
Federal funds purchased and other short-term borrowings	1,776	1,776
Operating lease obligations	6,418	790	1,114	1,046	3,468
Loan and line of credit Commitments	142,921	142,921

Total contractual obligations	$244,851	$164,487	$8,043	$17,608	$54,713

DCB FINANCIAL CORP
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Dollars in thousands, except share amounts)

	2006	2005
ASSETS
Cash and due from financial institutions	$15,894	$18,069
Securities available for sale, at fair value	88,071	96,580
Loans held for sale, at lower of cost or market	1,455	1,640
Loans	552,463	553,045
Less allowance for loan losses	(5,442)	(5,535)

Net loans	547,021	547,510
Real estate owned	—	386
Investment in FHLB stock	3,604	3,327
Premises and equipment, net	9,468	8,854
Investment in unconsolidated affiliates	968	614
Bank-owned life insurance	9,396	8,898
Accrued interest receivable and other assets	5,995	5,018

Total assets	$681,872	$690,896

LIABILITIES
Deposits
Noninterest-bearing	$70,428	$68,977
Interest-bearing	453,666	434,929

Total deposits	524,094	503,906
Federal funds purchased and other short-term borrowings	1,776	25,610
Federal Home Loan Bank advances	93,736	102,925
Accrued interest payable and other liabilities	867	2,201

Total liabilities	620,473	634,642

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,750 and 4,273,200 issued at December 31, 2006 and at December 31, 2005.	3,780	3,780
Retained earnings	68,807	63,552
Treasury stock, at cost, 458,786 and 447,102 shares at December 31, 2006 and 2005	(10,841)	(10,506)
Accumulated other comprehensive loss	(347)	(572)

Total shareholders’ equity	61,399	56,254

Total liabilities and shareholders’ equity	$681,872	$690,896

See accompanying notes to consolidated financial statements.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF INCOME
Year ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

	2006	2005	2004
Interest and dividend income
Loans	$39,841	$32,662	$24,241
Taxable securities	3,447	3,091	2,855
Tax-exempt securities	942	800	709
Federal funds sold and other	177	13	8

Total interest income	44,407	36,566	27,813

Interest expense
Deposits	17,181	9,666	5,078
Borrowings	4,134	4,084	2,724

Total interest expense	21,315	13,750	7,802

Net interest income	23,092	22,816	20,011

Provision for loan losses	1,808	2,000	1,696

Net interest income after provision for loan losses	21,284	20,816	18,315

Noninterest income
Service charges on deposit accounts	2,660	2,592	2,543
Trust department income	738	668	646
Loss on sale of securities	—	—	(4)
Loss on sale of assets	(7)	(35)	(140)
Gain on sale of loans	350	407	179
Gain on sale of unconsolidated affiliate	—	—	2,638
Treasury management fees	562	469	512
Data processing servicing fees	336	310	288
Earnings on bank owned life insurance	498	441	450
Other	482	802	506

Total noninterest income	5,619	5,654	7,618

Noninterest expense
Salaries and other employee benefits	9,043	8,541	7,941
Occupancy and equipment	3,225	3,244	3,802
Professional services	455	417	274
Advertising	401	394	337
Postage, freight and courier	317	361	376
Supplies	249	247	243
State franchise taxes	548	458	544
Other	2,214	2,003	2,468

Total noninterest expense	16,452	15,665	15,985

Income before income taxes	10,451	10,805	9,948

Income tax expense	3,098	3,249	2,973

Net income	$7,353	$7,556	$6,975

Basic earnings per common share	$1.93	$1.94	$1.77

Diluted earnings per common share	$1.92	$1.94	$1.77

See accompanying notes to consolidated financial statements.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Year ended December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

	2006	2005	2004
Net income	$7,353	$7,556	$6,975

Reclassification for realized loss on sale of securities included in net income, net of tax benefits	—	—	3

Unrealized gains (losses) on securities available for sale, net of related (taxes) benefits of $(116), $416 and $267 in 2006, 2005 and 2004	225	(807)	(518)

Comprehensive income	$7,578	$6,749	$6,460

Accumulated other comprehensive income (loss)	$(347)	$(572)	$235

See accompanying notes to consolidated financial statements.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Year ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	Income (Loss)	Equity
Balance at January 1, 2004	$3,780	$52,775	$(7,616)	$750	$49,689

Net income	—	6,975	—	—	6,975
Unrealized losses on securities designated as available for sale, net of tax benefits	—	—	—	(515)	(515)
Dividends ($0.48 per share)	—	(1,888)	—	—	(1,888)

Balance at December 31, 2004	3,780	57,862	(7,616)	235	54,261

Net income	—	7,556	—	—	7,556
Unrealized losses on securities designated as available for sale, net of tax benefits	—	—	—	(807)	(807)
Purchase of treasury stock- 108,672 shares at cost	—	—	(2,890)	—	(2,890)

Dividends ($0.48 per share)	—	(1,866)	—	—	(1,866)

Balance at December 31, 2005	3,780	63,552	(10,506)	(572)	56,254

Net income	—	7,353	—	—	7,353
Unrealized gains on securities designated as available for sale, net of tax benefits	—	—	—	225	225
Purchase of treasury stock- 11,684 shares at cost	—	—	(341)	—	(341)
Issuance of 550 shares of Treasury stock	—	—	6	—	6

Dividends ($0.55 per share)	—	(2,098)	—	—	(2,098)

Balance at December 31, 2006	$3,780	$68,807	$(10,841)	$(347)	$61,399

See accompanying notes to consolidated financial statements.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities
Net income	$7,353	$7,556	$6,975
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	966	1,049	1,508
Provision for loan losses	1,808	2,000	1,696
Deferred income taxes	(12)	(2,288)	(80)
Loss on sale of securities	—	—	4
Gain on sale of loans	(350)	(407)	(179)
Loss on sale of assets	7	35	140
Gain on sale of unconsolidated affiliate	—	—	(2,638)
Premium amortization on securities, net	530	868	1,201
FHLB stock dividends	(210)	(153)	(106)
Net change in loans held for sale	185	(518)	(1,122)
Earnings on bank owned life insurance	(498)	(441)	(450)
Net changes in other assets and other liabilities	(2,342)	144	(5,166)

Net cash provided by operating activities	7,437	7,845	1,783

Cash flows used in investing activities
Securities available for sale
Purchases	(13,932)	(32,413)	(48,051)
Maturities, principal payments, and calls	22,183	31,343	18,670
Sales	—	—	37,039
Purchase of Federal Home Loan Bank stock	(71)	—	—
Net increase in loans	(976)	(70,651)	(79,528)
Premises and equipment expenditures	(1,580)	(1,057)	(499)
Proceeds from sale of unconsolidated affiliate	—	—	4,394
Proceeds from sale of premises and equipment	—	—	91
Investment in unconsolidated affiliates	(354)	(319)	(100)

Net cash provided by (used in) investing activities	5,270	(73,097)	(67,984)

Cash flows provided by (used in) financing activities
Net change in deposits	20,189	49,332	12,222
Net change in federal funds purchased and other short-term borrowings	(23,835)	20,395	596
Proceeds from Federal Home Loan Bank advances	29,000	171,261	154,459
Repayment of Federal Home Loan Bank advances	(38,189)	(164,149)	(108,339)
Proceeds from sale of real estate owned	386	—	—
Purchase of Federal Home Loan Bank stock	(71)	—	—
Purchase of treasury stock	(341)	(2,890)	—
Issuance of treasury stock	6	—	—
Cash dividends paid	(2,098)	(1,866)	(1,848)

Net cash provided by (used in) financing activities	(14,882)	72,083	57,090

Net change in cash and cash equivalents	(2,175)	6,831	(9,111)
Cash and cash equivalents at beginning of year	18,069	11,238	20,349

Cash and cash equivalents at end of year	$15,894	$18,069	$11,238

See accompanying notes to consolidated financial statements.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Supplemental cash flow information
Interest paid	$20,841	$12,097	$7,086

Income taxes paid	$4,214	$2,950	$3,625

Supplemental non cash disclosures
Unrealized gain (losses) on securities designated as available for sale, net of related tax effects	$225	$(807)	$(515)

See accompanying notes to consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: The consolidated financial statements include the accounts of DCB Financial Corp (DCB) and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (Bank), and DCB Title Services, LLC collectively referred to hereinafter as the Corporation. All intercompany transactions and balances have been eliminated in the consolidated financial statements.
Nature of Operations: DCB provides financial services through its 17 banking locations in Delaware, Franklin and Union Counties, Ohio. Its primary deposit products are checking, savings, and term certificate accounts and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow operations of businesses. Real estate loans are secured by both residential and commercial real estate. The Bank also operates a trust department, engages in mortgage banking operations, and supplies data processing and business recovery services to other financial institutions.
Business Segments: While DCB’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a corporation-wide basis. Accordingly, all of DCB’s operations are considered by management to be aggregated in one operating segment.
Use of Estimates: To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, fair value of financial instruments and status of contingencies are particularly subject to change.
Cash Flows: Cash and cash equivalents include cash on hand and deposits with other financial institutions. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased and other short-term borrowings.
Securities: Securities may be classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities may be classified as available for sale as such securities might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported as a component of other comprehensive income. Realized gains and losses on sale of securities are recognized using the specific identification method. The Corporation does not engage in securities trading activities.
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Interest income includes premium amortization and accretion of discounts on securities. Gains and losses on sales are based on the net carrying value of the security sold, using the specific identification method. Securities are written down to fair value when a decline in fair value is other than temporary. The Corporation reviews the investment portfolio on a regular basis for other than temporary security impairments. In the event a specific security is determined to be other than temporarily impaired, the Corporation will reduce the carrying value of that security for the amount of the impairment.
Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs and the allowance for loan losses. Loans held for sale are reported at the lower of cost or market, determined in the aggregate.
Interest income is reported using the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on nonaccrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable but unconfirmed credit losses, increased by the provision for loan losses and decreased by charge-offs net of recoveries. Management estimates the required allowance balance based on past loan loss experience, augmented by additional estimates related to the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Loans are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.
A loan is impaired when full payment under the loan terms is not expected. Commercial and industrial loans, commercial and multi-family real estate, and land development loans are individually evaluated for impairment. If a loan is impaired, the loan amount exceeding fair value, based on the most current information available, is charged off. If no specific impairment is identified an allowance based on loss history for similar types of loans may be applied. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, such loans are not separately identified for impairment disclosures.
Concentrations of Credit Risk: The Bank grants commercial, real estate and consumer loans primarily in Delaware County, and the surrounding counties. Loans for commercial real estate, agricultural, construction and land development purposes comprise 46% of loans at year end 2006. Loans for commercial purposes comprise 8% of loans, and include loans secured by business assets and agricultural loans. Loans for residential real estate purposes, including home equity loans, aggregate
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
37% of loans. Loans for consumer purposes are primarily secured by consumer assets and represent 9% of total loans.
Investment in Federal Home Loan Bank Stock: The Corporation is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (FHLB) to maintain an investment in FHLB common stock. The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value. The Corporation’s ability to redeem FHLB shares is dependent on the redemption practices of the FHLB of Cincinnati. At December 31, 2006, the FHLB of Cincinnati placed no restrictions on redemption of shares in excess of a member’s required investment in the stock.
Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets’ useful lives, estimated to be 7 to 39 years for buildings and improvements and five years for furniture, fixtures, and equipment, using the straight line method. An accelerated depreciation method is used for tax purposes. Premises and equipment are reviewed for impairment when events indicate the carrying amount may not be recoverable. Maintenance and repairs are expensed and major improvements are capitalized.
Foreclosed Assets: Assets acquired through foreclosure are initially recorded at the lower of cost or fair value less selling costs when acquired. If fair value declines below the recorded amount, a valuation allowance is recorded through expense. Holding costs after acquisition are expensed as incurred.
Servicing Assets: Servicing assets represent the allocated value of retained servicing on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates, and then secondarily as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. The Corporation had net servicing assets of $57 and $76 at December 31, 2006 and 2005.
Bank Owned Life Insurance: The Corporation has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the lower of its cash surrender value or its net redemption value.
Investment in unconsolidated affiliates: Unconsolidated affiliates consist of the Corporation’s common stock investments in an insurance services firm and a mezzanine financing fund. The Corporation carries its less than 10% investment in unconsolidated affiliates at cost.
Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts of temporary differences between carrying amounts and the tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares issuable under stock options.
The computation of earnings per share is as follows for the years ended December 31:

	2006	2005	2004

Weighted-average common shares outstanding (basic)	3,816,322	3,890,717	3,934,760

Dilutive effect of assumed exercise of stock options	17,787	2,994	—

Weighted-average common shares outstanding (diluted)	3,834,109	3,893,711	3,934,760

Options to purchase 26,914 shares of common stock with a weighted-average exercise price of $30.70 were outstanding as of December 31, 2006, but were excluded from the computation of common share equivalents for the year then ended because the exercise price was greater than the average stock price.
Stock Option Plan: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No.25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that cost related to the fair value of all equity-based awards to employees, including grants of employee stock options, be recognized in the financial statements.
The Corporation adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, as permitted, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation has recognized compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered (“unvested equity-based awards”) that were outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards will be based on their grant-date fair value. For the year ended December 31, 2006, the
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
Corporation recorded $44 in compensation cost for equity-based awards that vested during the year ended December 31, 2006. The Corporation has $375 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of December 31, 2006, which is expected to be recognized over a weighted-average period of 3.5 years.
Prior to the adoption of SFAS No. 123(R), had any stock options been exercised, the Corporation would have presented tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (“excess tax benefits”) be classified as financing cash flows. The Company had received no tax benefits from option exercises for the year ended December 31, 2006. There were no options exercised during the years ended December 31, 2005 and 2004.
The Corporation accounted for its equity-based compensation awards prior to the adoption of SFAS No. 123(R) by applying APB Opinion No. 25 and related Interpretations, as permitted by SFAS No. 123. Accordingly, the Corporation did not recognize any compensation cost in its financial statements. Had compensation cost been recognized in accordance with the fair value recognition provisions of SFAS No. 123, the Corporation’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the twelve months ended December 31:

	2005	2004
	(In thousands,
	except per share data)
NET INCOME
As reported	$7,556	$6,975
Stock-based compensation, net of tax	(16)	(6)

Pro-forma	$7,540	$6,969

EARNINGS PER SHARE
BASIC
As reported	$1.94	$1.77
Stock-based compensation, net of tax	—	—

Pro-forma	$1.94	$1.77

DILUTED
As reported	$1.94	$1.77
Stock-based compensation, net of tax	—	—

Pro-forma	$1.94	$1.77

The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2006, 2005 and 2004: dividend yield of 2.75%, 2.00% and 1.75% for 2006, 2005 and 2004, respectively; expected
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
volatility of 12.00% for 2006 and 14.00% for 2005 and 2004, respectively; risk-free interest rates with 4.75% for 2006, 2005 and 4.25% for 2004, respectively; and expected lives of 10 years for each grant.
A summary of the status of the Corporation’s stock option plan as of December 31, 2006, and changes during the year is presented below:

		2006
		WEIGHTED
		AVERAGE
		EXERCISE
	SHARES	PRICE
Outstanding at beginning of year	40,687	$25.31
Granted	34,532	$29.94
Exercised	(427)	$30.26
Forfeited	(4,752)	$28.56

Outstanding at end of year	70,040	$27.19

Options exercisable at year-end	8,959	$24.49

Weighted-average fair value of options granted during the year		$6.19

Aggregate intrinsic value		$164

A summary of the status of the Corporation’s stock option plan as of December 31, 2005 and 2004 and changes during the years is presented below:

		2005		2004
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	15,105	$23.40	—	—
Granted	26,219	$25.74	15,105	$23.40
Exercised	—	—	—	—
Forfeited	(637)	$23.40	—	—

Outstanding at end of year	40,687	$25.31	15,105	$23.40

Options exercisable at year-end	2,894	$23.40	—	—

Weighted-average fair value of options granted during the year		$4.68		$3.44

(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
The following information applies to options outstanding at December 31, 2006:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES

70,040	$23.40 - $30.70
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists solely of net unrealized gains (losses) on securities available for sale, which is recognized as a separate component of shareholders’ equity.
Recent Accounting Standards: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” to allow a qualifying special purpose entity to hold a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument.
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
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
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
In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.
Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We have historically used the roll-over method for quantifying identified financial statement misstatements.
SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.
SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used, or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings.
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.
Application of SAB 108 had no effect on the Corporation’s financial position or results of operations in 2006.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 as to the Corporation. The Corporation adopted the requirements of FIN 48 on January 1, 2007, without material effect on the consolidated financial statements.
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
Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1,000 and $3,143 was required to meet regulatory reserve and clearing balance requirements at year-end 2006 and 2005. The balances maintained in other financial institutions do not earn interest, but do provide an earnings credit used to offset transaction fees.
Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to DCB or by DCB to shareholders. These restrictions pose no practical limit on the ability of the Bank or DCB to pay dividends at historical levels.
Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or market conditions could significantly affect the estimates.
Advertising: Advertising costs are expensed as incurred. Advertising expense totaled $78, $143, and $178 for the years ended December 31, 2006, 2005 and 2004.
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
Reclassification: Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.
NOTE 2 — SECURITIES
The fair value of securities available for sale and the related unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
2006	Value	Gains	Losses	Cost
U.S. Government and agency obligations	$21,360	$2	$(191)	$21,549
States and municipal obligations	24,510	106	(78)	24,482
Corporate bonds	8,532	54	(1)	8,479
Mortgage-backed securities	33,576	36	(488)	34,028

Total debt securities	87,978	198	(758)	88,538
Other securities	93	42	(8)	59

Total	$88,071	$240	$(766)	$88,597

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
2005	Value	Gains	Losses	Cost
U.S. Government and agency obligations	$24,732	$9	$(351)	$25,074
States and municipal obligations	25,723	141	(225)	25,807
Corporate bonds	8,025	18	(1)	8,008
Mortgage-backed securities	38,016	109	(598)	38,505

Total debt securities	96,496	277	(1,175)	97,394
Other securities	84	38	(7)	53

Total	$96,580	$315	$(1,182)	$97,447

(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
NOTE 2 – SECURITIES (Continued)
The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:
     2006

	(Less than 12 months)			(12 months or longer)					Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	investments	value	losses	investments	value	losses	investments	value	losses
				(Dollars in thousands)
U.S. Government and agency obligations	5	$4,330	$(12)	18	$14,522	$(179)	23	$18,852	$(191)
State and municipal obligations	13	3,861	(19)	17	7,124	(59)	30	10,985	(78)
Corporate bonds	1	472	(1)	—	—	—	1	472	(1)
Mortgage-backed securities and other	21	4,544	(26)	79	23,488	(470)	100	28,032	(496)

Total temporarily impaired securities	40	$13,207	$(58)	114	$45,134	$(708)	154	$58,341	$(766)

     2005

	(Less than 12 months)			(12 months or longer)					Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Description of Securities	investments	value	losses	investments	value	losses	investments	value	losses
				(Dollars in thousands)
U.S. Government and agency obligations	12	$10,805	$(87)	17	$13,008	$(264)	29	$23,813	$(351)
State and municipal obligations	23	9,851	(149)	14	5,824	(76)	37	15,675	(225)
Corporate bonds	—	—	—	2	3,008	(1)	2	3,008	(1)
Mortgage-backed securities and other	65	17,582	(240)	40	13,936	(365)	105	31,518	(605)

Total temporarily impaired securities	100	$38,238	$(476)	73	$35,776	$(706)	173	$74,014	$(1,182)

Management has the intent and ability to hold these securities for the foreseeable future and the decline in the fair value is primarily due to an increase in market interest rates. Management is of the opinion that all unrealized losses are temporary as the fair values are expected to continue to increase as these securities approach maturity.
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
NOTE 2 – SECURITIES (Continued)
The fair value of debt securities at year-end 2006 by contractual maturity was as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair
Value
Due in one year or less	$3,175
Due from one to five years	14,328
Due from five to ten years	17,344
Due after ten years	19,555
Mortgage-backed securities	33,576

$87,978

Sales and calls of securities were as follows.

	2006	2005	2004
Proceeds from sales and/or calls	$12,397	$15,263	$37,039
Gross gains	—	1	—
Gross losses	—	(1)	(4)
At year-end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. government and agencies thereof, in an amount greater than 10% of shareholders’ equity.
Securities with a carrying amount of $87,443 and $96,156 at year-end 2006 and 2005 were pledged to secure public deposits and other obligations.
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
NOTE 3 — LOANS
At December 31, 2006 and 2005, loans were comprised of the following:

	2006	2005
Commercial and industrial	$44,369	$47,498
Commercial real estate	200,821	202,649
Residential real estate and home equity	206,488	193,787
Real estate construction and land development	51,584	49,553
Consumer and credit card	48,680	58,653

	551,942	552,140
Add: Net deferred loan origination costs	521	905

Total loans receivable	$552,463	$553,045

Loans to principal officers, directors, and their related affiliates in 2006 in the normal course of business were as follows.

Beginning balance	$12,978
New loans	14,547
Repayments	(551)

Ending balance	$26,974

(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows.

	2006	2005	2004
Beginning balance of year	$5,535	$4,818	$4,331
Provision for loan losses	1,808	2,000	1,696
Loans charged-off	(2,335)	(1,457)	(1,385)
Recoveries	434	174	176

Balance at end of year	$5,442	$5,535	$4,818

Impaired loans were as follows at year-end.

	2006	2005	2004
Year-end loans with no allocated allowance for unconfirmed loan losses	$—	$1,845	$—
Year-end loans with allocated allowance for unconfirmed loan losses	5,189	2,185	601

Total	$5,189	$4,030	$601

Amount of the allowance for loan losses allocated to unconfirmed losses on impaired loans	$1,562	$1,060	$360

	2006	2005	2004
Average of impaired loans during the year	$2,584	$1,807	$709
Interest income recognized during impairment	—	—	—
Cash basis interest income recognized	—	101	—
Allowance on impaired loans was as follows at year-end.

	2006	2005	2004
Beginning balance	$1,060	$360	$580
Provision related to impaired loans	945	940	535
Loans charge-offs (net of recoveries)	(443)	(240)	(755)

Ending balance	$1,562	$1,060	$360

The allowance for impaired loans is included in the Corporation’s overall allowance for credit losses. The provision necessary to increase this allowance is included in the Corporation’s overall provision for losses on loans.
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)

NOTE 4 —	ALLOWANCE FOR LOAN LOSSES (continued)
Nonperforming loans were as follows at year-end.

	2006	2005	2004
Loans past due over 90 days still accruing interest	$3,307	$2,648	$1,544
Nonaccrual loans	5,189	2,185	1,879

Total	$8,496	$4,833	$3,423

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Interest income that would have been recognized had nonperforming loans performed in accordance with contractual terms totaled $303, $127, and $128, for years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, 2005 and 2004, Management viewed all loans past due and still accruing interest as well-secured and in the process of collection.
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)

NOTE 5 —	PREMISES AND EQUIPMENT
Year-end premises and equipment were as follows:

	2006	2005
Land	$1,266	$1,266
Buildings	8,598	8,403
Furniture and equipment	9,927	8,542

	19,791	18,211
Accumulated depreciation	(10,323)	(9,357)

	$9,468	$8,854

DCB has entered into operating lease agreements for branch offices and equipment, which expire at various dates through 2023, and provide options for renewals. Rental expense on lease commitments for 2006, 2005 and 2004 amounted to $737, $821 and $914. At December 31, 2006, the total future minimum lease commitments under these leases are summarized as follows.

2007	$790
2008	588
2009	526
2010	523
2011	523
Thereafter	3,468

$6,418

NOTE 6 —	INTEREST-BEARING DEPOSITS
Year-end interest-bearing deposits were as follows.

	2006	2005
Interest-bearing demand	$74,282	$84,194
Money market	176,451	132,025
Savings deposits	34,623	46,159
Time deposits
In denominations under $100,000	57,492	74,377
In denominations of $100,000 or more	110,818	98,174

	$453,666	$434,929

Weighted average interest rate	3.66%	3.25%
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)

NOTE 6 —	INTEREST-BEARING DEPOSITS (Continued)
Scheduled maturities of time deposits for the next five years were as follows:

2007	$140,408
2008	20,688
2009	6,470
2010	686
2011	58

$168,310

At December 31, 2006 and 2005 deposits received from officers, directors and their related affiliates totaled $3,211 and $2,405, respectively.

NOTE 7 —	BORROWED FUNDS
Federal funds purchased and other short-term borrowings at December 31, 2006 were comprised of a demand note to the U.S. Treasury totaling $1,776. At December 31, 2005, short-term borrowings were comprised of a demand note to the U.S. Treasury totaling $1,681, federal funds purchased totaling $6,870 and $17.0 million of short-term borrowings from the Federal Reserve Board.
Advances from the Federal Home Loan Bank (FHLB) at year-end were as follows.

Interest rate range	Maturing year ending December 31,	2006	2005
		(Dollars in Thousands)
2.76% - 4.33%	2006	$—	$11,985
3.84% - 5.25%	2007	19,000	14,000
2.79% - 4.21%	2008	2,671	2,964
3.62% - 4.70%	2009	4,258	5,585
3.77% - 4.67%	2010	1,562	68,391
2.59% - 5.72%	Thereafter	66,245	—

		$93,736	$102,925

Weighted average interest rate		4.24%	4.08%

(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)

NOTE 7 —	BORROWED FUNDS (Continued)
As a member of the FHLB of Cincinnati, the Bank has the ability to obtain additional borrowings based on DCB Financial’s investment in FHLB stock and other qualified collateral. FHLB advances are collateralized by a blanket pledge of the Bank’s qualifying 1-4 family, multi-family, farm real estate, commercial real estate loan portfolios, and all shares of FHLB stock totaling $226,570 and $3,604, respectively, at December 31, 2006 and $172,352 and $3,327, respectively, at December 31, 2005.
At year-end 2006, required annual principal payments on FHLB advances were as follows:

2007	$19,000
2008	2,671
2009	4,258
2010	1,562
2011	15,000
Thereafter	51,245

$93,736

NOTE 8 —	RETIREMENT PLANS
The Corporation provides a 401(k) savings plan for all eligible employees. To be eligible, an individual must complete six months of employment and be 20 or more years of age. Under provisions of the Plan, a participant can contribute a certain percentage of their compensation to the Plan up to the maximum allowed by the IRS. The Corporation also matches a certain percentage of those contributions up to a maximum match of up to 3% of the participant’s compensation. The Corporation may also provide additional discretionary contributions. Employee voluntary contributions are vested immediately and Corporation contributions are fully vested after three years. The 2006, 2005 and 2004 expenses related to this plan were $146, $139 and $128.
The Corporation maintains a deferred compensation plan for the benefit of certain officers. The plan is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The amount of each officer’s benefit will generally depend on their salary, and their length of employment. The Corporation accrues the cost of this deferred compensation plan during the working careers of the officers. Expense under this plan totaled $54 in 2006 and $77 in 2005. The total accrued liability under this plan was $335 and $307 at December 31, 2006 and 2005, respectively.
The Corporation has purchased insurance contracts on the lives of the participants in the supplemental post-retirement benefit plan and has named the Corporation as the beneficiary. While no direct connection exists between the deferred compensation plan and the life insurance contracts, it is management’s current intent that the earnings on the insurance contracts be used as a funding source for benefits payable under the plan.
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)

NOTE 9 —	INCOME TAXES
Income tax expense was as follows.

	2006	2005	2004
Current	$3,110	$5,537	$3,053
Deferred	(12)	(2,288)	(80)

Totals	$3,098	$3,249	$2,973

The difference between financial statement tax provision and amounts computed by applying the statutory federal income tax rate to income before income taxes was as follows.

	2006	2005	2004
Income taxes computed at the statutory federal income tax rate	$3,553	$3,674	$3,382
Tax exempt income	(521)	(486)	(468)
Other	66	61	59

Totals	$3,098	$3,249	$2,973

Effective tax rate	29.6%	30.1%	29.9%

Year-end deferred tax assets and liabilities were comprised of the following.

	2006	2005
Deferred tax assets
Allowance for loan losses	$1,850	$1,882
Deferred compensation	136	130
Unrealized loss on securities available for sale	179	296

	2,165	2,308
Deferred tax liabilities
FHLB stock dividends	(406)	(334)
Deferred loan origination fees and costs	(82)	(97)
Leases	(76)	(234)
Depreciation	(293)	(304)
Mortgage servicing rights	(19)	(26)
Other	(4)	(4)

	(880)	(999)

Net deferred tax asset	$1,285	$1,309

Management is of the opinion that no valuation allowance is necessary with respect to the deferred tax asset based on the amount of taxes currently payable and available for carryback.
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)

NOTE 10 —	COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
Some financial instruments such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customer financing needs. These financing arrangements to provide credit typically have predetermined expiration dates, but can be withdrawn if certain conditions are not met. The commitments may expire without ever having been drawn on by the customer; therefore the total commitment amount does not necessarily represent future cash requirements. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used for loans, including obtaining various forms of collateral, such as real estate or securities at exercise of the commitment or letter of credit.
DCB grants retail, commercial and commercial real estate loans in central Ohio. DCB evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by DCB upon extension of credit, is based upon management’s credit evaluation of each customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.
The contractual amount of financing instruments with off-balance-sheet risk was as follows at year-end.

	2006		2005
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to extend credit	$2,342	$63,356	$8,552	$51,490
Unused lines of credit and letters of credit	$—	$75,223	$—	$73,887
Commitments to make loans are generally made for periods of 30 days or less. The fixed rate loan commitments have interest rates ranging from 5.14% to 11.25% for 2006 and 4.75% to 7.99% in 2005. Maturities for loans subject to these fixed rate commitments range from up to 1 to 30 years. In the opinion of management, outstanding loan commitments equaled or exceeded prevalent market interest rates at December 31, 2006, such commitments were underwritten in accordance with normal loan underwriting policies, and all disbursements will be funded via normal cash flows from operations and existing excess liquidity.
Legal Proceedings
There is no pending material litigation, other than routine litigation incidental to the business of the Corporation and Bank. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest, which is adverse to the Corporation or Bank. Finally, there is no litigation in which the Corporation or Bank is involved which is expected to have a material adverse impact on the financial position or results of operations of the Corporation or Bank.
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)

NOTE 11 —	REGULATORY CAPITAL
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective-action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action.
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
The Bank met the well-capitalized requirements, as previously defined, at December 31, 2006. The classification as well capitalized is made periodically by regulators and is subject to change over time. Management does not believe any condition or events have occurred since the latest notification by regulators in 2006 that would have changed the classification.
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)

NOTE 11 —	REGULATORY CAPITAL (Continued)
Actual and required capital ratios are presented below at year-end.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital to risk-weighted assets
Consolidated	$67,204	12.1%	$44,354	8.0%	N/A	N/A
Bank	60,639	11.3	42,874	8.0	$53,592	10.0%
Tier 1 (core) capital to risk weighted assets
Consolidated	61,762	11.1	22,177	4.0	N/A	N/A
Bank	40,197	7.5	21,437	4.0	32,155	6.0
Tier 1 (core) capital to average assets
Consolidated	61,762	9.0	27,425	4.0	N/A	N/A
Bank	40,197	5.9	27,354	4.0	34,193	5.0

2005
Total capital to risk-weighted assets
Consolidated	$62,353	11.5%	$43,331	8.0%	N/A	N/A
Bank	60,422	11.2	43,237	8.0	$54,046	10.0%
Tier 1 (core) capital to risk weighted assets
Consolidated	56,818	10.5	21,665	4.0	N/A	N/A
Bank	39,887	7.4	21,618	4.0	32,427	6.0
Tier 1 (core) capital to average assets
Consolidated	56,818	8.3	27,263	4.0	N/A	N/A
Bank	39,887	5.9	27,263	4.0	34,079	5.0
Banking regulations limit capital distributions by the Bank. Generally, capital distributions are limited to undistributed net income for the current and prior two years. In addition, dividends may not reduce capital levels below the minimum regulatory requirements disclosed above.
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)

NOTE 12 —	DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
Carrying amount and estimated fair values of financial instruments were as follows at year-end.

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$15,894	$15,894	$18,069	$18,069
Securities available for sale	88,071	88,071	96,580	96,580
Loans held for sale	1,455	1,455	1,640	1,640
Loans	552,463	551,851	553,045	552,973
FHLB stock	3,604	3,604	3,327	3,327

Financial liabilities
Noninterest-bearing deposits	$(70,428)	$(70,428)	$(68,977)	$(68,977)
Interest-bearing deposits	(453,666)	(456,372)	(434,929)	(437,234)
Federal funds purchased and other short-term borrowings	(1,776)	(1,776)	(25,610)	(25,610)
FHLB advances	(93,736)	(91,936)	(102,925)	(106,249)
The estimated fair value of cash and cash equivalents, loans held for sale, FHLB stock, noninterest bearing deposits, fed funds purchased and other short-term borrowings approximates the related carrying amounts. Estimated fair value for securities is based on quoted market values for individual securities or for equivalent securities. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair values of long-term FHLB advances are based on current rates for similar financing. Fair values of off-balance-sheet items are based on the current fee or cost that would be charged to enter into or terminate such agreements, which are not material.
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)

NOTE 13 –	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of DCB Financial Corp was as follows.
CONDENSED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
Assets
Cash and cash equivalents	$1,118	$41
Investment in Bank	39,834	39,302
Subordinated note from Bank	17,652	16,902
Investment in unconsolidated affiliate	968	614
Other assets	1,857	1,746

Total assets	$61,429	$58,605

Liabilities
Other liabilities	$30	$2,351

Shareholders’ Equity	61,399	56,254

Total liabilities and shareholders’ equity	$61,429	$58,605

CONDENSED STATEMENTS OF INCOME
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income
Equity in earnings of Bank	$7,658	$7,548	$5,411
Gain on sale of ProCentury Corporation	—	—	2,638
Other	565	276	46

Total income	8,223	7,824	8,095

Operating expenses	870	268	323

Income before income taxes	7,353	7,556	7,772
Federal income tax expense	—	—	797

Net income	$7,353	$7,556	$6,975

(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
NOTE 14 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$7,353	$7,556	$6,975
Adjustments to reconcile net income to cash provided by operating activities:
(Undistributed earnings of) excess distributions from Bank	(307)	(808)	452
Net change in other assets and liabilities	(2,432)	(949)	(3,330)

Net cash from operating activities	4,614	5,799	4,097

Cash flows used in investing activities
Investment in unconsolidated affiliates	(354)	(319)	(100)
Issuance of subordinated note to Bank	(750)	(750)	(2,652)

Net cash used in investing activities	(1,104)	(1,069)	(2,752)

Cash flows from financing activities
Cash dividends paid	(2,098)	(1,866)	(1,848)
Purchase of treasury stock, net	(335)	(2,890)	—

Net cash from financing activities	(2,433)	(4,756)	(1,848)

Net change in cash and cash equivalents	1,077	(26)	(503)
Cash and cash equivalents at beginning of year	41	67	570

Cash and cash equivalents at end of year	$1,118	$41	$67

(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
NOTE 15 — CONCENTRATIONS
At December 31, 2006, approximately 14.2% of the Bank’s deposits were received from public institutions. These concentrations pose possible liquidity and earnings risk to the Corporation. However, in the opinion of management, the potential risks associated with such deposit concentration is more than offset at December 31, 2006 by the Corporation’s available lending and borrowing capacity.
NOTE 16 — DETAILS OF OPERATING EXPENSES
The following table details the composition of occupancy and equipment expenses for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Bank premises rent	$486	$482	$477
Bank premises maintenance	398	415	380
Bank depreciation	281	279	286
Equipment lease	251	339	437
Equipment depreciation	493	453	629
Software maintenance	624	507	498
Other	692	769	1,095

Total	$3,225	$3,244	$3,802

The following table details the composition of other operating expenses for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
ATM and debit cards	$379	$342	$472
Telephone	374	338	422
Other	1,461	1,323	1,574

Total	$2,214	$2,003	$2,468

(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
NOTE 17 — QUARTERLY FINANCIAL DATA (Unaudited)
The following tables summarizes the Corporation’s quarterly results for the years ended December 31, 2006 and 2005.

		THREE MONTHS ENDED
	December 31,	September 30,	June 30,	March 31,
		(In thousands, except per share data)
2006:

Total interest income	$11,206	$11,568	$11,089	$10,544
Total interest expense	5,623	5,731	5,240	4,721

Net interest income	$5,583	$5,837	$5,849	$5,823
Provision for losses on loans	438	390	420	560
Noninterest income	1,335	1,427	1,473	1,384
Noninterest expense	4,121	4,116	4,213	4,002

Income before income taxes	$2,359	$2,758	$2,689	$2,645
Federal income tax expense	695	823	795	785

Net income	$1,664	$1,935	$1,894	$1,860

Earnings per share:
Basic	$0.44	$0.51	$0.50	$0.49
Diluted	$0.43	$0.51	$0.50	$0.49
(Continued)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Dollars in thousands)
NOTE 17 — QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

		THREE MONTHS ENDED
	December 31,	September 30,	June 30,	March 31,
		(In thousands, except per share data)
2005:

Total interest income	$10,055	$9,559	$8,846	$8,106
Total interest expense	4,231	3,700	3,152	2,667

Net interest income	$5,824	$5,859	$5,694	$5,439
Provision for losses on loans	465	545	520	470
Noninterest income	1,435	1,350	1,397	1,472
Noninterest expense	3,861	3,805	3,901	4,098

Income before income taxes	$2,933	$2,859	$2,670	$2,343
Federal income tax expense	878	877	786	708

Net income	$2,055	$1,982	$1,884	$1,635

Earnings per share:
Basic	$0.54	$0.51	$0.48	$0.41
Diluted	$0.54	$0.51	$0.48	$0.41
(Continued)

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
DCB Financial Corp
Lewis Center, Ohio
We have audited the accompanying consolidated balance sheets of DCB Financial Corp as of December 31, 2006, and 2005, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DCB Financial Corp as of December 31, 2006, and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As more fully described in Note 1, the Corporation changed its method of accounting for share-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123(R) as of January 1, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of DCB Financial Corp’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of DCB Financial Corp’s internal control over financial reporting and an unqualified opinion on the effectiveness of DCB Financial Corp’s internal control over financial reporting.
/s/ GRANT THORNTON, LLP
Grant Thornton, LLP
Cincinnati, Ohio
March 15, 2007

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders of DCB Financial Corp
     We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that DCB Financial Corp (DCB) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). DCB Financial Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of DCB’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
     In our opinion, management’s assessment that DCB Financial Corp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the control criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, DCB Financial Corp has maintained effective internal control over financial reporting as of December 31, 2006, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DCB Financial Corp’s consolidated balance sheets as of December 31, 2006 and 2005, and the related statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those financial statements.
GRANT THORNTON LLP

Cincinnati, Ohio
March 15, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

31.1	Rule 13a-14 (a) Certifications, dated December 14, 2007.

31.2	Rule 13a-14 (a) Certifications, dated December 14, 2007.

32.1	Section 1350 Certifications, dated December 14, 2007.

32.2	Section 1350 Certifications, dated December 14, 2007.

EXHIBIT 31.1
CERTIFICATIONS
I, Jeffrey T. Benton certify that:
1.	I have reviewed this annual report on Form 10-K of DCB Financial Corp;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 14, 2007	/s/ Jeffrey T. Benton

Jeffrey T. Benton Title: President and Chief Executive Officer

EXHIBIT 31.2
CERTIFICATIONS
I, John A. Ustaszewski certify that:
1.	I have reviewed this annual report on Form 10-K of DCB Financial Corp;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 14, 2007	/s/ John A. Ustaszewski

John A. Ustaszewski Title: Senior Vice President and Chief Financial Officer

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS
ENACTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report of DCB Financial Corp (the “Company”) on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jeffrey T. Benton, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
/s/ Jeffrey T. Benton
Jeffrey T. Benton
President and Chief Executive Officer
December 14, 2007

EXHIBIT 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS
ENACTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report of DCB Financial Corp (the “Company”) on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John A. Ustaszewski, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
/s/ John A. Ustaszewski
John A. Ustaszewski
Senior Vice-President and Chief Financial Officer
December 14, 2007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2007	DCB FINANCIAL CORP
	By:	/s/ JEFFREY T. BENTON
Jeffrey T. Benton, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Dated: December 14, 2007

Signatures	Title

/s/ JEFFREY T. BENTON	President (Principal Executive Officer), CEO and Director

Jeffrey Benton

/s/ JOHN A. USTASZEWSKI	Senior Vice President and Chief Financial Officer

John A. Ustaszewski	(Principal Financial Officer)

/s/ TERRY M. KRAMER	Director, Chairman of the Board

Terry M. Kramer

/s/ JEROME J. HARMEYER	Director

Jerome J. Harmeyer

/s/ WILLIAM R. OBERFIELD	Director

William R. Oberfield

/s/ EDWARD A. POWERS	Director

Edward A. Powers

/s/ GARY M. SKINNER	Director

Gary M. Skinner

Signatures	Title

/s/ VICKI J. LEWIS	Director

Vicki J. Lewis

/s/ ADAM STEVENSON	Director

Adam Stevenson

/s/ DONALD J. WOLF	Director

Donald J. Wolf

/s/ PHILLIP F. CONNOLLY	Director

Phillip F. Connolly