Form 10-K
period 2007-12-31
DCB FINANCIAL CORP
filed 2008-03-17
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Registrant’s telephone number, including area code (740) 657-7000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares, No par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
At June 30, 2007, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on a common share price of $23.00 per share (such price being the closing stock price on such date) was $80,497,194.
At March 12, 2008, the registrant had 3,717,385 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II of Form 10-K — Portions of the Annual Report to Shareholders for the year ended December 31, 2007.
Part III of Form 10-K — Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders of DCB Financial Corp.

PART I
Item 1 Description of Business
(a)	General Development of Business

DCB Financial Corp (“DCB” or the “Corporation”) is a financial holding company headquartered in Lewis Center, Ohio. The Corporation has one wholly-owned subsidiary bank, The Delaware County Bank and Trust Company (the “Bank”).

The Corporation was incorporated under the laws of the State of Ohio in 1997, as a bank holding company under the Bank Holding Company Act of 1956, as amended, by acquiring all outstanding shares of the Bank. The Corporation acquired all such shares of the Bank after an interim bank merger, consummated on March 14, 1997. The Bank is a commercial bank, chartered under the laws of the State of Ohio, and was organized in 1950.

(b)	Narrative Description of Business

The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, trust, and other wealth management services. The Bank also provides cash management, bond registrar and paying agent services for commercial and public unit entities. Through its subsidiary DataTasx, the Bank provides data processing and other bank operational services to other financial institutions; however, such services are not a significant part of operations or revenue.

The Bank grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been under some pressures mainly attributable to market interest rate conditions, competition and a slow down in the economy. Real estate values, especially in the Bank’s core geographic area, had been stable but have declined during 2007.

The Bank is not significantly affected by seasonal activity or large deposits of any individual depositor. At year-end 2007, deposits of public funds (funds of governmental agencies and municipalities) were 10.7% of total deposits. This amount can fluctuate, but generally not by a material amount. No material industry or group concentrations exist in the loan portfolio.

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

Due to the high level of growth in the Corporation’s market area, construction lending has become a significant part of the Bank’soverall lending strategy. Construction loans are secured by residential and business real estate, generally occupied by the borrower on completion. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant amount of loans on speculative projects. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral.

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

Employees

At December 31, 2007, the Bank employed 228 employees, 179 of whom were full-time. The Bank offers a number of employee benefits such as health, dental and life insurance, as well as education assistance for qualified employees. A 401(k) retirement plan is also available for eligible employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. All of the Corporation’s employees are also employed by the Bank.

Competition

The Bank operates in a highly competitive industry due to statewide and interstate branching by banks, savings and loan associations and credit unions. In its primary market area of Delaware County, Ohio and surrounding counties, the Bank competes for new deposit dollars and loans with several financial service companies, including large regional and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. According to the most recent market data, there are approximately fifteen other deposit-taking and lending institutions competing in the Bank’s primary market. In addition, according to the market data, the Bank currently ranks first in market share with approximately 30.84% of the deposits in the primary market. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency, State and Municipal subdivision issues which comprise a significant portion of the Bank’s investment portfolio, and which rates are used as indices on various loan products. The Bank is competitive with interest rates and loan fees that it charges, and in pricing and the variety of accounts it offers to the depositor. The dominant pricing mechanism on loans is the Prime interest rate as published in the Wall Street Journal. The interest spread over Prime depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are reviewed weekly by management and are normally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area, while developing funding opportunities that earn an adequate interest rate margin.

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

Earnings of the Bank are affected by state and federal laws and regulations, and by policies of various regulatory authorities. These policies include, for example, statutory maximum lending rates, requirements on maintenance of reserves against deposits, domestic monetary policies of the Board of Governors of the Federal Reserve System, United States fiscal policy, international currency regulations and monetary policies, certain restrictions on banks’ relationships with many phases of the securities business and capital adequacy and liquidity restraints. As a financial holding company, the Corporation is subject to supervision, regulation and periodic examination by the Federal Reserve Board, and is subject to the rules of the U.S. Securities and Exchange Commission (SEC).

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

FDICIA

The Federal Deposit Insurance Corporation Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. As of December 31, 2007, the Corporation and the Bank were both considered well-capitalized based on the guidelines implemented by FDIC.

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

The interest rate environment has compressed our margins and affected our net interest income

The interest rate environment, under which the Bank has operated, has increased the Bank’s funding costs at a rate slightly higher than the increase in the yield on loans and investments. This margin compression has affected our net interest income, which is the largest component of our earnings. In addition, our deposits costs have increased somewhat offset by our short-term borrowings at the same time. If these trends continue, we expect that net interest income will continue to be negatively affected.

Based on recent trends, the residential mortgage market may continue to decline during 2008, coupled with the downturn in real estate lending and current economic conditions, which in turn could impact our loan origination volume in a negative way. Additionally, the increase in the interest rates could increase our consumer borrower’s debt load, which may lead to higher delinquencies and ultimately charge-offs.

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

The financial services industry is extensively regulated. Banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance funds, not to benefit our shareholders. Changes in laws and regulations or other actions by regulatory agencies may negatively impact us. Regulatory authorities have extensive discretion in connection on the operation of a financial institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil penalties, which could have a material adverse effect on our operations and financial condition.

We face risks with respect to future expansion.

We may acquire other financial institutions in the future and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek.
     Item 1B Unresolved Staff Comments
The Corporation has no unresolved staff comments.

I	Discussion of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
The information required by this item is set forth in the Company’s Annual Report to Shareholders. Such information is incorporated herein by reference.
II	Investment Portfolio
The following table sets forth the carrying amount of securities at December 31, 2007, 2006 and 2005.

(In thousands)	2007	2006	2005
Available for sale
U.S. government and agency obligations	$24,540	$21,360	$24,732
States and municipal obligations	23,708	24,510	25,723
Corporate bonds	7,894	8,532	8,025
Mortgage-backed securities	32,773	33,576	38,016

Total debt securities	88,915	87,978	96,496
Other securities	94	93	84

Total	$89,009	$88,071	$96,580

The following table sets forth information regarding scheduled maturities, fair value and weighted average yields of the Corporation’s debt securities only at December 31, 2007. The weighted average yield has been computed using the historical amortized cost for securities available for sale. The weighted average yield on tax-exempt obligations is computed on a taxable equivalent basis based on the statutory federal income tax rate of 34%.

		One	Five
	One	Through	Through	After
	Year	Five	Ten	Ten	Fair Value
(In thousands)	or Less	Years	Years	Years	Total
Available for sale
U.S. government and agency obligations	$9,376	$7,295	$7,020	$849	$24,540
States and municipal obligations	91	2,241	11,406	9,970	23,708
Corporate bonds	—	—	—	7,894	7,894
Mortgage-backed securities (1)	267	2,663	3,833	26,010	32,773

	$9,734	$12,199	$22,259	$44,723	$88,915

Weighted average yield	4.95%	4.64%	4.42%	6.33%	4.85%

(1)	Based on contractual terms to maturity. Mortgage-backed securities are subject to prepayment without penalty.

III	Loan Portfolio
Types of Loans
The amounts of gross loans, excluding net deferred loan fees costs outstanding at December 31, 2007, 2006, 2005, 2004, and 2003 are shown in the following table.

(In thousands)	2007	2006	2005	2004	2003
Commercial and industrial	$41,500	$44,369	$47,498	$49,184	$51,709
Commercial real estate	193,608	200,821	202,649	175,796	156,836
Residential real estate and home equity	200,931	206,488	193,787	170,010	117,098
Real estate construction and land development	49,037	51,584	49,553	34,199	30,120
Consumer and credit card	35,066	48,448	58,653	53,156	48,399

	$520,142	$551,710	$552,140	$482,345	$404,162

The following table summarizes maturity for commercial real estate and other commercial loans at December 31, 2007.

			After one year		After five years
	Less than one year		through five years		through ten years		After ten years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Commercial real estate	$29,414	7.35%	$30,754	7.10%	$29,418	7.20%	$104,022	7.29%

Commercial and industrial	$21,211	7.55%	$9,169	7.85%	$8,656	7.97%	$2,464	7.52%
As of December 31, 2007, there were $42,591 fixed-rate and $141,892 variable-rate commercial loans maturing in more than one year.
Risk Elements
Nonaccrual and Past Due Loans
The following table summarizes nonaccrual loans and accruing loans, including impaired loans, past due greater than 90 days or more at December 31, 2007, 2006, 2005, 2004, and 2003.

(In thousands)	2007	2006	2005	2004	2003
Nonaccrual loans	$10,360	$5,189	$2,185	$1,879	$1,813
Accruing loans past due 90 days or more	$2,740	$3,307	$2,648	$1,544	$1,252
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
The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $893, $303, and $128 for the years ended December 31, 2007, 2006, and 2005 respectively.
Potential Problem Loans
A business loan is classified as impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans or loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for commercial and commercial real estate loans.
Loan Concentrations
At year-end 2007, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III above.
Other Interest-Bearing Assets
At year-end 2007, there were no other interest-bearing assets required to be disclosed under Item III if such assets were loans.

IV	Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses
The following table sets forth the activity in the Corporation’s allowance for loan and lease losses for the years ended December 31, 2007, 2006, 2005, 2004, and 2003.

(In thousands)	2007	2006	2005	2004	2003
Balance at beginning of year	$5,442	$5,535	$4,818	$4,331	$4,094
Loans charged off:
Commercial	(549)	(1,243)	(193)	(628)	(654)
Commercial real estate	(5,549)	(59)	(61)	(102)	(60)
Residential real estate and home equity	(330)	(78)	(48)	(60)	—
Real estate construction	—	—	—	—	—
Consumer and credit card	(1,258)	(955)	(1,135)	(524)	(631)
Lease financing	(5)	—	(20)	(71)	—

Total loans charged off	(7,691)	(2,335)	(1,457)	(1,385)	(1,345)

Loan recoveries:
Commercial	42	13	14	21	50
Commercial real estate	1	—	—	—	—
Residential real estate and home equity	7	—	—	—	—
Consumer and credit card	339	421	142	154	114
Lease financing	—	—	18	1	—

Total loan recoveries	388	434	174	176	164

Net loans charged off	(7,303)	(1,901)	(1,283)	(1,209)	(1,181)
Provision for loan losses	10,159	1,808	2,000	1,696	1,418

Balance at end of year	$8,298	$5,442	$5,535	$4,818	$4,331

Ratio of net charge-offs to average loans outstanding	1.36%	0.34%	0.24%	0.28%	0.31%

Allocation of the Allowance for Loan Losses
The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios. While management’s periodic analysis of the adequacy of allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-off that occurs.

		Percentage of		Percentage of		Percentage of
		Loans in Each		Loans in Each		Loans in Each
	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
(In thousands)	December 31, 2007		December 31, 2006		December 31, 2005
Commercial and industrial	$1,328	7.97%	$1,646	8.03%	$2,411	8.59%
Commercial real estate	6,092	37.26	2,055	36.44	887	36.64
Residential real estate and home equity	129	38.60	156	37.38	529	35.20
Real estate construction	—	9.42	13	9.34	98	8.96
Consumer and credit card	746	6.74	1,572	8.77	1,610	10.49
Lease financing	3	.01	—	.04	—	.12

Total	$8,298	100.00%	$5,442	100.00%	$5,535	100.00%

	December 31, 2004		December 31, 2003
Commercial and industrial	$3,240	10.18%	$2,345	12.77%
Commercial real estate	225	36.37	698	38.92
Residential real estate and home equity	245	35.37	318	28.92
Real estate construction	—	7.08	—	7.44
Consumer and credit card	1,074	10.73	970	10.98
Lease financing	34	.27	—	.97
Unallocated	—	—	—	—

Total	$4,818	100.00%	$4,331	100.00%

V	Deposits

Schedule of Average Deposit Amounts and Rates
Average balance of noninterest-bearing demand deposits totaled $54.3 million, $63.8 million, and $67.5 million, for the years ended December 31, 2007, 2006 and 2005, respectively. Additional detail regarding the make-up of the Corporation’s average deposit balances and related interest expense can be found on the Corporation’s attached Annual Report to Shareholders.
Maturity Analysis of Time Deposits Greater than $100,000
The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2007.

(In thousands)
Three months or less	$53,090
Over three through six months	29,816
Over six through twelve months	24,423
Over twelve months	14,618

Total	$121,947

VI	Return on Equity and Assets

The information required by this item is set forth in the Company’s Annual Report to Shareholders.

VII	Short-Term Borrowings

Average outstanding balances of short-term borrowings were 29% of shareholder’s equity for the year ending December 31, 2007, 14% for the year ended December 31, 2006 and 31% for the year ended December 31, 2005. The maximum amounts of outstanding short term borrowings were $16,596, $1,709 and $18,740 for the year ended December 31, 2007, 2006 and 2005, respectively.

Item 2 Properties
The Bank owns and operates its main office at 110 Riverbend Avenue, Lewis Center, Ohio 43035. The Bank also operates 19 branches and utilizes 9 other properties that are owned or leased as noted below:
1.	Corporate Office, 110 Riverbend Avenue, Lewis Center, Ohio 43015 (owned)

2.	Downtown Delaware Branch Office, 41 N. Sandusky St., Delaware, Ohio 43015 (leased)

3.	William Street Drive–Thru Office, 33 W. William St., Delaware, Ohio 43015 (leased)

4.	Delaware Center Branch Office, 199 S. Sandusky Street, Delaware, Ohio 43015 (owned)

5.	Galena Branch Office, 10 Park Street, Galena, Ohio 43021 (owned)

6.	Ostrander Branch Office, 10 West North Street, Ostrander, Ohio 43061 (owned)

7.	Green Meadows Branch Office, 9201 Columbus Pike, Lewis Center, Ohio 43035 (own bldg., lease land)

8.	Ashley Branch Office, 2 West High Street, Ashley, Ohio 43003 (owned)

9.	Buehler’s Central Office, 800 West Central Avenue, Delaware, Ohio 43015 (leased)

10.	Marysville Downtown Office, 108 South Main Street, Marysville, Ohio 43040 (leased)

11.	Marysville Plaza Office, 1169 West Fifth Street, Marysville, Ohio 43040 (leased)

12.	Sunbury Office, 75 S. Miller Dr., Sunbury, Ohio 43074 (owned)

13.	Highland Lakes Office, 6156 Highland Lakes Avenue, Westerville, Ohio 43085 (leased)

14.	Sawmill Parkway Office, 10149 Brewster Lane, Powell, Ohio 43065 (leased)

15.	Avery Road Office, 6820 Perimeter Loop Road, Dublin, Ohio 43017 (leased)

16.	Willowbrook Branch Office, 100 Willowbrook Way South, Delaware, Ohio 43015 (leased)

17.	Olentangy Crossing Office, 81 Gallopers Ridge East, Lewis Center, Ohio 43035 (leased)

18.	Corporate Center Drive-Thru, Corner of Evergreen & US 23, S., Lewis Center, OH 43035 (owned)

19.	Polaris Office, 1942 Polaris Parkway, Columbus, Ohio 43240 (leased)

20.	ATM Express Bank, 554 W. Central Ave., Delaware, Ohio 43015 (leased)

21.	ATM Express Bank, Ohio Wesleyan University, Delaware, Ohio 43015 (leased)

22.	ATM Express Bank, 8208 Marysville Road West, Ostrander, Ohio 43061 (leased)

23.	ATM Express Bank, 1123 Columbus Pike, Delaware, Ohio 43015 (leased)

24.	ATM Express Bank, American Showa, 707 West Cherry Street, Sunbury, Ohio 43074 (leased)

25.	ATM Express Bank, Dextars IGA, 153 West Water Street, Prospect, Ohio 43342 (leased)

26.	ATM Express Bank, 240 North Liberty Street, Powell, Ohio 43065 (leased)

27.	Marysville City Gate, 181 North Colemans’s Crossing, Marysville, Ohio 43040 (owned)

28.	Marysville, 1055 West 5th Street, Marysville, Ohio 43040 (leased)

29.	Liberty Office, 7319 Sawmill Parkway, Powell, Ohio 43065 (leased)
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
During 2007, Management became aware of potential liability that the Corporation may incur based on its historical membership with Visa USA, Inc. Legal actions by AMEX, Discover Financial Services and other potential litigators against VISA has resulted in, and may result in additional, settlement dollars required by VISA members. The Bank’s historical membership agreement with VISA USA, and the application of “Retrospective Responsibility Plan”, created this potential settlement liability.

Management expects, based on information provided by VISA, its potential liability based on this litigation will likely, though not guaranteed, be funded through the proceeds of an IPO. Management expects to participate in this IPO through the redemption of its Class B shares. The IPO is expected to be completed by VISA during 2008. Based on its current knowledge no long-term net liability will be incurred by the Corporation.
Item 4 Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the security holders in the fourth quarter of 2007.

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

Management’s Report on Internal Control Over Financial Reporting
Management of DCB Financial Corp (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting at December 31, 2007, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Corporation maintained effective internal control over financial reporting as of December 31, 2007. Based on this assessment, management believes that the Corporation maintained effective control over financial reporting as of December 31, 2007.
The independent registered public accounting firm that audited DCB Financial Corp’s consolidated financial statements included in its Annual Report for the year ended December 31, 2007, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2007.

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
Item 11 Executive Compensation
The information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2008 Annual Meeting, under the section captioned “Executive Compensation and Other Information” and “Committees and Compensation of the Board of Directors.” Such information is incorporated herein by reference.
Item 12 Security Ownership of Certain Beneficial Owners and Management
The information about beneficial ownership of DCB common shares required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2008 annual meeting, under the section captioned “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
Equity Compensation Plan Information

			Number of securities
			remaining available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities reflected
	and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	108,051	$25.80	191,363
Equity compensation plan not approved by security holders	0	0	0
Total	108,051	$25.80	191,363

On May 20, 2004 the Company’s shareholders approved the DCB Financial Corp Long-Term Stock Incentive Plan. This plan authorizes the issuance of up to 300,000 DCB common shares upon exercise of stock options awarded under the plan and in the form of restricted stock and stock awards. Beginning in January 2006, the Company started to expense these options under the methodology set forth in FAS 123(R). Options are granted for a maximum of ten years. The options vest at an annual rate of 20% over five years, assuming credited service by the designated employee.
Item 13 Certain Relationships and Related Transactions
Information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2008 Annual Meeting, under the section captioned “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.
Item 14 Principal Accountant Fees and Services
Information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2008 Annual Meeting under the section captioned “Information Concerning Independent Registered Public Accountants”, and such information is incorporated herein by reference.

PART IV
Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Documents filed as part of Form 10-K
1	The following consolidated financial statements appear in the Corporation’s 2007 Annual Report, Exhibit 13 to Shareholders and are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm	Page 78
Consolidated Balance Sheets	Page 42
Consolidated Statements of Income	Page 43
Consolidated Statement of Comprehensive Income	Page 44
Consolidated Statements of Changes in Shareholders’ Equity	Page 45
Consolidated Statements of Cash Flows	Page 46
Notes to Consolidated Financial Statements	Pages 48
2	Exhibits

3.1	Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

3.2	Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

10.1	Resignation, Release, and Post-Employment Covenants Agreement by and between DCB Financial Corp., its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Larry D. Coburn (incorporated by reference to Registrant’s report on Form 8-K, filed with the Commission on November 21, 2002)

10.2	Employment agreement with Mr. Whitney (incorporated by reference to Registrant’s Form 10-K, File No. 0-22387, effective March 25, 1998)

10.3	Employment agreement with Mr. Bernon (incorporated by reference to Registrant’s Form 10-K, File No. 0-22387, effective March 27, 2000)

10.4	Employment agreement by and between DCB Financial Corp, its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Jeffrey Benton (incorporated by reference to Registrant’s Form 8-K, File No. 0-22387, effective March 3, 2008).

10.5	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D to our Proxy Statement, as filed with the SEC on Schedule 14A on April 14, 2004)

13	Annual Report to Shareholders

21	Subsidiaries of DCB Financial Corp

23.1	Consent of BKD LLP

23.2	Consent of Grant Thornton LLP

31.1	Rule 13a-14 (a) Certifications

31.2	Rule 13a-14 (a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2008	DCB FINANCIAL CORP
	By:	/s/ JEFFREY T. BENTON
Jeffrey T. Benton, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Dated: March 17, 2008

Signatures	Title

/s/ JEFFREY T. BENTON Jeffrey Benton	President (Principal Executive Officer), CEO and Director

/s/ JOHN A. USTASZEWSKI John A. Ustaszewski	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ TERRY M. KRAMER Terry M. Kramer	Director, Chairman of the Board

/s/ JEROME J. HARMEYER Jerome J. Harmeyer	Director

/s/ WILLIAM R. OBERFIELD William R. Oberfield	Director

/s/ EDWARD A. POWERS Edward A. Powers	Director

/s/ GARY M. SKINNER Gary M. Skinner	Director

Signatures	Title

/s/ VICKI J. LEWIS Vicki J. Lewis	Director

/s/ ADAM STEVENSON Adam Stevenson	Director

/s/ DONALD J. WOLF Donald J. Wolf	Director

/s/ PHILLIP F. CONNOLLY Phillip F. Connolly	Director

INDEX TO EXHIBITS

Exhibit
Number	Description of Document
3.1	Amended Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

3.2	Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

10.1	Resignation, Release, and Post-Employment Covenants Agreement by and between DCB Financial Corp, its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Larry D. Coburn (incorporated by reference to Registrant’s report on Form 8-K, filed with the Commission on November 21, 2002)

10.2	Employment agreement with Mr. Whitney (incorporated by reference to Registrant’s 1997 Form 10-K, File No. 0-22387, effective March 25, 1998)

10.3	Employment agreement with Mr. Bernon (incorporated by reference to Registrant’s 1997 Form 10-K, File No. 0-22387, effective March 27, 2000)

10.4	Employment agreement by and between DCB Financial Corp, its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Jeffrey Benton (incorporated by reference to Registrant’s Form 8-K, File No. 0-22387, effective March 7, 2005).

10.5	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D to our Proxy Statement, as filed with the SEC on Schedule 14A on April 14, 2004)

13	Annual Report to Shareholders

21	Subsidiaries of DCB Financial Corp

23.1	Consent of BKD LLP

23.2	Consent of Grant Thornton LLP

31.1	Rule 13a-14 (a) Certifications

31.2	Rule 13a-14 (a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications