Form 10-Q
period 2008-03-31
DCB FINANCIAL CORP
filed 2008-05-12
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2008
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
Yes ☐ No ☑
As of May 9, 2008, the latest practicable date, 3,717,385 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
For the Three Month Periods Ended March 31, 2008 and 2007

DCB FINANCIAL CORP
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Item 1. Financial Statements

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from financial institutions	$14,282	$15,588
Federal funds sold and equivalents	46,500	16,480

Total cash and cash equivalents	60,782	32,068
Securities available for sale	99,825	89,009
Loans held for sale	789	1,078
Loans	517,692	520,493
Less allowance for loan losses	(7,775)	(8,298)

Net loans	509,917	512,195
Real estate owned	1,893	1,406
Investment in FHLB stock	3,670	3,670
Premises and equipment, net	14,863	14,178
Investment in unconsolidated affiliates	1,270	1,270
Bank-owned life insurance	15,128	14,963
Accrued interest receivable and other assets	10,928	10,949

Total assets	$719,065	$680,786

LIABILITIES
Deposits
Noninterest-bearing	$51,150	$53,112
Interest-bearing	511,601	457,762

Total deposits	562,751	510,874
Federal funds purchased and other short-term borrowings	4,180	16,596
Federal Home Loan Bank advances	90,983	93,486
Accrued interest payable and other liabilities	3,026	2,762

Total liabilities	660,940	623,718

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,750 issued	3,780	3,780
Retained earnings	67,389	66,690
Treasury stock, at cost, 556,365 shares	(13,489)	(13,489)
Accumulated other comprehensive income	445	87

Total shareholders’ equity	58,125	57,068

Total liabilities and shareholders’ equity	$719,065	$680,786

See notes to the consolidated financial statements.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Interest and dividend income
Loans	$8,801	$10,051
Taxable securities	885	874
Tax-exempt securities	231	229
Federal funds sold and other	223	65

Total interest income	10,140	11,219

Interest expense
Deposits	3,571	4,724
Borrowings	1,099	1,016

Total interest expense	4,670	5,740

Net interest income	5,470	5,479

Provision for loan losses	600	615

Net interest income after provision for loan losses	4,870	4,864

Noninterest income
Service charges on deposit accounts	611	625
Trust department income	287	249
Net gain on sale of securities	278	—
Net loss on sale of assets	(30)	—
Gains on sale of loans	62	88
Treasury management fees	107	116
Data processing servicing fees	178	90
Earnings on bank owned life insurance	165	129
Other	120	182

Total noninterest income	1,778	1,479

Noninterest expense
Salaries and other employee benefits	2,549	2,352
Occupancy and equipment	991	834
Professional services	159	99
Advertising	109	99
Postage, freight and courier	91	76
Supplies	70	64
State franchise taxes	69	158
Other	813	509

Total noninterest expense	4,851	4,191

Income before income taxes	1,797	2,152

Federal income tax expense	499	641

Net income	$1,298	$1,511

Basic and diluted earnings per common share	$0.35	$0.40

Dividends per share	$0.16	$0.14

See notes to the consolidated financial statements.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Net income	$1,298	$1,511

Reclassification adjustment for realized gains, net of tax	(183)	—

Unrealized gains on securities available for sale, net of tax	541	101

Comprehensive income	$1,656	$1,612

Accumulated other comprehensive income (loss)	$445	$(246)

See notes to the consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows provided by operating activities	$3,053	$495

Cash flows provided by (used in) investing activities
Securities available for sale
Purchases	(23,861)	(5,819)
Maturities, principal payments and calls	12,487	6,400
Net change in loans	1,740	4,804
Premises and equipment expenditures	(1,063)	(573)

Net cash flows provided by (used in) investing activities	(10,697)	4,812

Cash flows provided by financing activities
Net change in deposits	51,877	12,345
Net change in federal funds purchased and other short-term borrowings	(12,416)	1,622
Repayment of Federal Home Loan Bank advances	(2,503)	(7,533)
Purchase of treasury shares, net	—	(2,250)
Cash dividends paid	(600)	(540)

Net cash provided by financing activities	36,358	3,644

Net change in cash and cash equivalents	28,714	8,951

Cash and cash equivalents at beginning of period	32,068	15,894

Cash and cash equivalents at end of period	$60,782	$24,845

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$4,219	$4,291

Cash dividends declared but unpaid	$599	$534
See notes to the consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These consolidated interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at March 31, 2008, and its results of operations and cash flows for the three month periods ended March 31, 2008 and 2007. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2007 Annual Report. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2007 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the entire year.
The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services, LLC and DataTasx LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. Management considers the Corporation to operate within one business segment banking.
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
Earnings per share
Earnings per common share is net income divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares under stock options.

	Three Months Ended
	March 31,
	2008	2007
Weighted-average common shares outstanding (basic)	3,717,385	3,787,533

Dilutive effect of assumed exercise of stock options	—	8,437

Weighted-average common shares outstanding (diluted)	3,717,385	3,795,970

Options to purchase 164,002 and 35,736 shares of common stock with a weighted-average exercise price of $22.92 and $29.32, respectively, were outstanding at March 31, 2008 and 2007, but were excluded from the computation of common share equivalents for the period then ended because the exercise price was greater than the average stock price during the reported period.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Stock option plan
The Corporation’s shareholders approved an employee share option plan (the “Plan”) in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. During the three months ended March 31, 2008, options for 57,643 shares were granted to employees under the plan, at an exercise price of $16.90. At March 31, 2008, approximately 20,925 shares were exercisable and 135,412 shares were available for grant under this plan.
The Corporation accounts for its stock option plan in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants: dividend yield of 2.75% and 2.25% for 2008 and 2007, respectively; expected volatility of 12.0% and 14.0% for 2008 and 2007, respectively; risk-free interest rates with 2.25% and 4.78% for 2008 and 2007, respectively; and expected lives of 10 years for each grant. At March 31, 2008 and December 31, 2007, outstanding options had no intrinsic value.
The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Corporation’s stock.
The Company recorded $20 and $14 in compensation cost for equity-based awards that vested during the three months ended March 31, 2008 and 2007, respectively. The Corporation has $448 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of March 31, 2008, which is expected to be recognized over a weighted-average period of 4.5 years.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
A summary of the status of the Corporation’s stock option plan as of March 31, 2008 and December 31, 2007, and changes during the periods then ended are presented below:

	Three Months Ended
	March 31,
	2008
			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING
		EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of period	108,051	$25.80	8.9 years
Granted	57,643	16.90	9.8 years
Forfeited	(1,692)	22.67

Outstanding at end of period	164,002	$22.92	9.2 years

Options exercisable at period end	20,925	$26.29

Weighted-average fair value of options granted during the period		$1.01

			Year Ended
			December 31,
			2007
			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING
		EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of year	70,040	$27.19	8.0 years
Granted	44,214	23.43	9.8 years
Exercised	(158)	28.69
Forfeited	(6,045)	26.20

Outstanding at end of year	108,051	$25.80	8.9 years

Options exercisable at year end	21,553	$26.13

Weighted-average fair value of options granted during the year		$2.57

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The following information applies to options outstanding at March 31, 2008:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES
108,051	$23.00 — $30.70
55,951	$16.90
Recent Accounting Standards: The Corporation adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Previously, the Corporation had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As required by Interpretation 48, which clarifies Statement No. 109, “Accounting for Income Taxes,” the Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Corporation applied Interpretation 48 to all tax positions for which the stature of limitations remained open. As a result of the implementation of Interpretation 48, the Corporation was not required to record any liability for unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007.
The Corporation is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for the years before 2004.
The Corporation will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Corporation, and interim periods within those years. The Corporation adopted this Statement effective January 1, 2008, as required, without material effect on the Corporation’s consolidated statements of financial position or results of operations.
In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue is effective beginning January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The Corporation adopted Issue 06-4 effective January 1, 2008, as required, without material effect on the Corporation’s consolidated statements of financial position or results of operations.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008 as to the Corporation, and interim periods within those fiscal years. The Corporation adopted SFAS No. 159 effective January 1, 2008, as required, without material effect on the consolidated statements of financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations", which replaces SFAS 141. The Statement applies to all transactions or other events in which one entity obtains control of one or more businesses. It requires all assets acquired, liabilities assumed and any noncontrolling interest to be measured at fair value at the acquisition date. The Statement requires certain costs such as acquisition-related costs that were previously recognized as a component of the purchase price, and expected restructuring costs that were previously recognized as an assumed liability, to be recognized separately from the acquisition as an expense when incurred.
FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.
Concurrent with SFAS No. 141 (revised 2007), the FASB recently issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (formerly known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. A subsidiary, as defined by SFAS No. 160, includes a variable interest entity that is consolidated by a primary beneficiary.
A noncontrolling interest in a subsidiary, previously reported in the statement of financial position as a liability or in the mezzanine section outside of permanent equity, will be included within consolidated equity as a separate line item upon the adoption of SFAS No. 160. Further, consolidated net income will be reported at amounts that include both the parent
(or primary beneficiary) and the noncontrolling interest with separate disclosure on the face of the consolidated statement of income of the amounts attributable to the parent and to the noncontrolling interest.
SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
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
The most significant accounting policies followed by the Corporation are presented in Note 1 of Notes to Consolidated Financial Statements contained in the Corporation’s 2007 Annual Report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	March 31, 2008
U.S. Government and agency obligations	$26,515	$267	$—	$26,782
State and municipal obligations	25,251	345	(45)	25,551
Corporate bonds	8,002	—	(347)	7,655
Mortgage-backed securities	39,326	462	(42)	39,746

Total debt securities	99,094	1,074	(434)	99,734

Other securities	57	44	(10)	91

Total	$99,151	$1,118	$(444)	$99,825

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2008:

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses
U.S. Government and agency obligations	—	$—	$—		$—	$—	—	$—	$—
State and municipal obligations	13	4,930	(45)	—	—	—	13	4,930	(45)
Corporate bonds	2	7,655	(347)	—	—	—	2	7,655	(347)
Mortgage-backed and other securities	36	2,755	(10)	16	1,214	(42)	52	3,969	(52)

Total temporarily impaired securities	51	$15,340	$(402)	16	$1,214	$(42)	67	$16,554	$(444)

Management has the intent and ability to hold these securities for the foreseeable future. The decline in the fair value was primarily due to the effects of changes in market interest rates. The fair values are expected to recover as the securities approach maturity dates.
Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
At March 31, 2008, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The amortized cost and estimated fair value of debt securities at March 31, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$6,094	$6,127
Due from one to five years	11,163	11,339
Due from five to ten years	21,108	21,406
Due after ten years	21,403	21,116
Mortgage-backed and related securities	39,326	39,746

Total debt securities	99,094	99,734
Other securities	57	91

Total	$99,151	$99,825

Securities with a carrying amount of $92,080 at March 31, 2008 were pledged to secure public deposits and other obligations.
NOTE 3 — LOANS
Loans were as follows:

March 31,
2008
Commercial and industrial	$41,773
Commercial real estate	200,373
Residential real estate and home equity	196,762
Real estate construction and land development	46,775
Consumer and credit card	31,770

517,453
Add: Net deferred loan origination costs	239

Total loans receivable	$517,692

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended
	March 31,
	2008	2007
Balance at beginning of period	$8,298	$5,442
Provision for loan losses	600	615
Loans charged off	(1,173)	(830)
Recoveries	50	117

Balance at end of period	$7,775	$5,344

Nonperforming loans were as follows:

	March 31,	December 31,
	2008	2007
Loans past due 90 days or more and still accruing	$1,822	$2,740
Nonaccrual loans	11,990	10,360

Total	$13,812	$13,100

Impaired loans (all of which are included in nonperforming loans above) are as follows:

Loans with no allocated allowance for unconfirmed loan losses	$—	$538
Loans with allocated allowance for unconfirmed loan losses	11,990	9,800

Total	$11,990	$10,338

Amount of the allowance for loan losses allocated to unconfirmed losses on impaired loans	$3,047	$2,114

Average of impaired loans during the period	$11,138	$7,907

NOTE 5 — FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government agency bonds and mortgage-backed securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include other less liquid securities.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$99,825	$10,737	$89,088	$—

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008.

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,868	$—	$—	$1,868
Item 1A. Risk Factors
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at March 31, 2008, compared to December 31, 2007, and the consolidated results of operations for the three months ended March 31, 2008, compared to the same period in 2007. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $719,065 at March 31, 2008, compared to $680,786 at December 31, 2007, an increase of $38,279, or 5.6%. Federal funds and equivalents sold increased from $16,480 at December 31, 2007 to $46,500 at March 31, 2008. Total securities increased from $89,009 at December 31, 2007 to $99,825 at March 31, 2008. The entire securities investment portfolio is classified as available for sale. Management utilizes this classification to provide the Corporation with the flexibility to move funds into loans as demand warrants.
The increase in federal funds sold and securities balances is attributed to the shift of excess funds from loans into investments due to slower loan demand and strong deposit growth. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. The mortgage-backed securities portfolio, totaling $39,746 at March 31, 2008, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. The Corporation held no structured notes during any period presented.
Total loans, including loans held for sale, decreased $3,090, or 0.6%, from $521,571 at December 31, 2007 to $518,481 at March 31, 2008. The decline in loan balances is due to continued loan payoffs and intense competitive pricing, coupled with a reduction in the Company’s investment property and indirect auto lending activities. The Bank’s decision to exit the indirect lending market was due to inadequate returns for the risk assumed. Other loan categories in which the Corporation participates, commercial, industrial and consumer financing remained relatively stable or experienced small increases in loans outstanding.
Total deposits increased $51,877, or 10.2%, from $510,874 at December 31, 2007 to $562,751 at March 31, 2008. Deposit growth stems primarily from increased CDARS balances, which provide customer’s jumbo deposits increased levels of FDIC insurance coverage. The Bank had approximately $117,000 in CDARS customer deposits outstanding at March 31, 2008, primarily from public fund customers. Growth of core deposits remains difficult due to the competition’s increased new branch locations. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage growth of its deposits. Noninterest-bearing deposits decreased $1,962, or 3.7%, while interest bearing deposits increased $53,839, or 11.8% during the quarter ended March 31, 2008. The Corporation utilizes a variety of alternative funding sources due to competitive challenges within its primary market. Total borrowings decreased to $95,163 during the three months ended March 31, 2008, compared to $110,082 at December 31, 2007. Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed-rate loans. Continued reliance on borrowings outside of normal deposit growth may increase the Corporation’s overall cost of funds.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
COMPARISON OF RESULTS OF OPERATIONS
Net Income. Net income for the three months ended March 31, 2008 totaled $1,298, compared to net income of $1,511 for the same period in 2007. Earnings per share was $0.35 for the three months ended March 31, 2008 compared to $0.40 for the three months ended March 31, 2007. The decrease was mainly attributed to increased salary and benefits expense and general operating expenses on four new branch locations, partially offset by an increase in non-interest income.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $5,470 for the three months ended March 31, 2008 and $5,479 for the same period in 2007. The Corporation’s net interest margin for the first quarter declined slightly compared to the first quarter 2007, from 3.49% to 3.47%, due to increased cash equivalent balances which earn a lower yield than longer term interest earning assets. The Bank experienced an overall decline in cost of deposits and interest expense for the first quarter of 2008. The margin was also negatively affected by the reversal of accrued interest on loans that were placed on non-accrual. The Bank has seen deposit growth primarily in products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. The Corporation has been able to reduce its overall borrowings by replacing them with customer deposits.
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
The provision for loan losses totaled $600 for the three months ended March 31, 2008, compared to $615 for the same period in 2007. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. Non-accrual loans at March 31, 2008 increased to $11,990 compared to $10,360 at December 31, 2007. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. There is also one large real estate development loan included in the non-accrual balances. Delinquent loans over thirty days from period to period increased to 3.27% at March 31, 2008 from 2.94% at March 31, 2007, and again are mainly attributed to the real estate investment portfolio. Management will continue to focus on activities related to monitoring, collection, and workout of delinquent loans. Management also continues to monitor exposure to industry segments, and believes that the loan portfolio remains adequately diversified.
Net charge-offs for the three months ended March 31, 2008 increased to $1,123, compared to $713 for the three months ended March 31, 2007. Annualized net charge-offs for the three months ended March 31, 2008 were 0.86% compared to 0.52% at March 31, 2007. The largest percentage of charge-offs during 2008 was attributed to the economic conditions that affected the Columbus investment property and indirect auto portfolios.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
A significant portion of the charge-offs recorded in the quarter were provided for in December 2007 when DCB recorded a $7.4 million addition to the provision for loan losses. Loans past due 90 days or more and still accruing, declined to $1,822, or 67.5%, at March 31, 2008 from $5,609 at March 31, 2007, while non-accrual balances increased to $11,990 from $5,044 during the same period. Management will continue to monitor the credit quality of the lending portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level. The balance of allowance for loan losses was $7,775, or 1.50% of total loans at March 31, 2008, compared to $5,344, or 0.98% of total loans at March 31, 2007.
Noninterest Income. Total noninterest income increased $299, or 20.2%, for the three months ended March 31, 2008, compared to the same period in 2007. The increase was primarily attributable to the Bank’s partial redemption of its equity interest in Visa Inc.’s initial public offering, which provided a pretax gain of $278 during the first quarter of 2008. The Corporation experienced increases in trust and data processing revenues due to growth within these areas. Revenues from other services offered by the Bank generally remained at levels consistent with the prior year.
Noninterest Expense. Total noninterest expense increased $660, or 15.7%, for the three months ended March 31, 2008, compared to the same period in 2007. The increase was primarily the result of planned staff additions and occupancy expense along with real estate taxes related to the Corporation’s branch expansion. Additionally, the Corporation experienced increased operating costs and professional services costs related to the management and workout of its non-performing loan portfolio.
Income Taxes. The provision for income taxes totaled $499, for an effective tax rate of 27.8%, for the three months ended March 31, 2008 and $641, for an effective tax rate of 29.8%, for the three months ended March 31, 2007.
The decrease in income tax expense is primarily attributable to the decrease in pretax income of $355, or 16.5%, and an increase in tax exempt earnings on bank owned life insurance.
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
Cash and cash equivalents increased $28,714, or 89.5%, to $60,782 at March 31, 2008 compared to $32,068 at December 31, 2007. Cash and equivalents represented 8.5% of total assets at March 31, 2008 and 4.7% of total assets at December 31, 2007. Management has elected to hold large cash and cash equivalent balances to have more flexibility in terms of funding because of the unusually tight liquidity and credit markets in the current economic environment. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
CAPITAL RESOURCES
Total shareholders’ equity increased $1,057, or 1.9%, between December 31, 2007 and March 31, 2008. The increase was primarily due to period earnings of $1,298 and unrealized gains on securities designated as available for sale totaling $358, net of tax, offset by the declaration of $600 in dividends.
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
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 12.6% at March 31, 2008, while the Tier 1 risk-based capital ratio was 11.1%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 8.1% at March 31, 2008.
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of March 31, 2008.

	PAYMENT DUE BY YEAR
CONCTRACTUAL		Less than 1			More than
OBLIGATIONS	Total	year	1-3 years	3-5 years	5 years
FHLB advances	$90,983	$1,409	$4,517	$29,500	$55,557
Federal funds purchased and other short-term borrowings	4,180	4,180	—	—	—
Operating lease obligations	6,422	633	1,402	1,680	2,707
Loan and line of credit commitments	84,696	84,696	—	—	—

Total Contractual Obligations	$186,281	$90,918	$5,919	$31,180	$58,264

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
The Corporation’s 2007 Annual Report includes a table depicting the changes in the Corporation’s interest rate risk as of December 31, 2007, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +300 basis points in market interest rates. Management believes that no events have occurred since December 31, 2007 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.
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
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended March 31, 2008
PART II — OTHER INFORMATION

Item 1 -	Legal Proceedings:
There are no matters required to be reported under this item.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)		Shares (or Units)	Dollar Value) of
	Total Number	(b)	Purchased as Part	Shares (or Units) that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
Month #l	—	—	—	—
1/1/2008 to 1/31/2008

Month #2	—	—	—	—
2/1/2008 to 2/28/2008

Month #3	—	—	—	—
3/1/2008 to 3/31/2008

Total	—	—	—	184,907

(1)	On August 16, 2007, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.
See notes to the consolidated financial statements.

DCB FINANCIAL CORP

FORM 10-Q
Quarter ended March 31, 2008
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

DCB FINANCIAL CORP (Registrant)

Date: May 12, 2008	/s/ Jeffrey Benton
Jeffrey Benton
President and Chief Executive Officer

Date: May 12, 2008	/s/ John A. Ustaszewski
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