Form 10-Q
period 2008-06-30
DCB FINANCIAL CORP
filed 2008-08-11
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2008
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐       No ☑
As of August 8, 2008, the latest practicable date, 3,717,385 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
For the Six and Three Month Periods Ended June 30, 2008 and 2007

PART I — FINANCIAL INFORMATION

2.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

Item 1. Financial Statements

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from financial institutions	$22,796	$15,588
Federal funds sold	20,000	16,480

Total cash and cash equivalents	42,796	32,068
Securities available for sale	111,185	89,009
Loans held for sale	1,004	1,078
Loans	516,546	520,493
Less allowance for loan losses	(7,684)	(8,298)

Net loans	508,862	512,195
Real estate owned	3,233	1,406
Investment in FHLB stock	3,732	3,670
Premises and equipment, net	15,319	14,178
Investment in unconsolidated affiliates	1,300	1,270
Bank owned life insurance	15,293	14,963
Accrued interest receivable and other assets	10,009	10,949

Total assets	$712,733	$680,786

LIABILITIES
Deposits
Noninterest-bearing	$50,011	$53,112
Interest-bearing	498,523	457,762

Total deposits	548,534	510,874
Federal funds purchased and other short-term borrowings	15,370	16,596
Federal Home Loan Bank advances	88,278	93,486
Accrued interest payable and other liabilities	3,154	2,762

Total liabilities	655,336	623,718

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,750 issued	3,780	3,780
Retained earnings	68,018	66,690
Treasury stock, at cost, 556,365 shares	(13,489)	(13,489)
Accumulated other comprehensive income (loss)	(912)	87

Total shareholders’ equity	57,397	57,068

Total liabilities and shareholders’ equity	$712,733	$680,786

See notes to the condensed consolidated financial statements.

3.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans	$8,319	$9,947	$17,120	$19,998
Taxable securities	1,009	890	1,894	1,764
Tax-exempt securities	249	225	480	454
Federal funds sold and other	210	130	433	195

Total interest income	9,787	11,192	19,927	22,411

Interest expense
Deposits	3,119	4,748	6,690	9,472
Borrowings	1,007	996	2,106	2,012

Total interest expense	4,126	5,744	8,796	11,484

Net interest income	5,661	5,448	11,131	10,927

Provision for loan losses	600	1,069	1,200	1,684

Net interest income after provision for loan losses	5,061	4,379	9,931	9,243

Noninterest income
Service charges on deposit accounts	663	684	1,274	1,309
Trust department income	225	200	512	449
Net gain on sale of securities	—	—	278	—
Net loss on sale of assets	(86)	(65)	(116)	(72)
Gains on sale of loans	75	119	137	207
Treasury management fees	144	141	251	257
Data processing servicing fees	183	115	361	205
Earnings on bank owned life insurance	165	123	330	252
Other	147	129	267	318

	1,516	1,446	3,294	2,925

Noninterest expense
Salaries and employee benefits	2,561	2,389	5,110	4,741
Occupancy and equipment	1,074	869	2,065	1,703
Professional services	250	129	409	228
Advertising	99	104	208	203
Postage, freight and courier	53	67	144	143
Supplies	81	96	151	160
State franchise taxes	122	131	191	289
Other	706	724	1,519	1,233

	4,946	4,509	9,797	8,700

Income before income taxes	1,631	1,316	3,428	3,468

Federal income tax expense	407	120	906	761

Net income	$1,224	$1,196	$2,522	$2,707

Basic and diluted earnings per common share	$0.33	$0.32	$0.68	$0.72

Dividends per share	$0.16	$0.15	$0.32	$0.29

See notes to the condensed consolidated financial statements.

4.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$1,224	$1,196	$2,522	$2,707

Reclassification adjustment for realized gains, net of tax of $95	—	—	(183)	—

Unrealized losses on securities available for sale, net of tax benefits of $699, $230, $420 and $178 for for the respective periods	(1,357)	(446)	(816)	(345)

Comprehensive income (loss)	$(133)	$750	$1,523	$2,362

Accumulated other comprehensive loss	$(912)	$(692)	$(912)	$(692)

See notes to the condensed consolidated financial statements.

5.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flows provided by operating activities	$3,928	$2,339

Cash flows provided by (used in) investing activities
Securities available for sale
Purchases	(46,813)	(10,634)
Maturities, principal payments and calls	23,229	9,436
Net change in loans	2,270	15,297
Premises and equipment expenditures	(1,918)	(1,441)

Net cash flows provided by (used in) investing activities	(23,232)	12,658

Cash flows provided by (used in) financing activities
Net change in deposits	37,660	(4,122)
Net change in federal funds purchased and other short-term borrowings	(1,226)	1,831
Repayment of Federal Home Loan Bank advances	(5,208)	(682)
Purchase of treasury shares, net	—	(2,250)
Cash dividends paid	(1,194)	(1,074)

Net cash provided by (used in) financing activities	30,032	(6,297)

Net change in cash and cash equivalents	10,728	8,700

Cash and cash equivalents at beginning of period	32,068	15,894

Cash and cash equivalents at end of period	$42,796	$24,594

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest on deposits and borrowings	$8,786	$10,346

Income taxes	$850	$1,850

Supplemental non-cash disclosure of non-cash investing and financing activities:
Unrealized losses on securities designated as available for sale, net of tax benefits	$816	$345

Transfer from loans to real estate owned	$2,047	$485

Loans originated upon sale of real estate owned	$190	$26

Cash dividends declared but unpaid	$595	$560
See notes to the condensed consolidated financial statements.

6.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at June 30, 2008, and its results of operations and cash flows for the three and six month periods ended June 30, 2008 and 2007. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2007 Annual Report on Form 10-K. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2007 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that can be expected for the entire year.
The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, Datatasx LLC and ORECO (collectively referred to here in after as the “Corporation”). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Management considers the Corporation to operate within one business segment, banking.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted-average common shares outstanding (basic)	3,717,385	3,735,478	3,717,385	3,761,362

Dilutive effect of assumed exercise of stock options	—	3,907	—	8,569

Weighted-average common shares outstanding (diluted)	3,717,385	3,739,385	3,717,385	3,769,931

Options to purchase 162,321 shares of common stock with a weighted-average exercise price of $24.98, respectively, for the three month and six month periods ending June 30, 2008 were outstanding, but were excluded from the computation of common share equivalents for both the three and six month periods because the exercise price was greater than the average fair value of the shares.

7.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

Options to purchase 59,095 shares of common stock with a weighted-average exercise price of $24.36 and $26.26, respectively, for the three month and six month periods ending June 30, 2007 were outstanding, but were excluded from the computation of common share equivalents for both the three and six month periods because the exercise price was greater than the average fair value of the shares.
Stock option plan
The Corporation’s shareholders approved an employee share option plan (the “Plan”) in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. During the six months ended June 30, 2008, options for 57,643 shares were granted to employees under the plan, at an exercise price of $16.90. At June 30, 2008, 32,904 shares were exercisable and 137,093 shares were available for grant under this plan.
The Corporation accounts for its stock option plan in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants: dividend yield of 2.75% for both 2008 and 2007, respectively; expected volatility of 12.0% for both 2008 and 2007, respectively; risk-free interest rates of 2.25% and 4.75% for 2008 and 2007, respectively; and expected lives of 10 years for each grant. At June 30, 2008 and December 31, 2007, outstanding options had no intrinsic value.
The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Corporation’s stock.
The Company recorded $43 and $45 in compensation cost for equity-based awards that vested during the six months ended June 30, 2008 and 2007, respectively. The Corporation has $434 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of June 30, 2008, which is expected to be recognized over a weighted-average period of 4.5 years.

8.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

A summary of the status of the Corporation’s stock option plan as of June 30, 2008 and December 31, 2007, and changes during the periods then ended are presented below:

		Six Months Ended
		June 30,
		2008
			WEIGHTED
		WEIGHTED	AVERAGE REMAINING
		AVERAGE EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of period	108,051	$25.08	8.9 years
Granted	57,643	16.90	9.8 years
Forfeited	(3,373)	23.86

Outstanding at end of period	162,321	$22.92	9.2 years

Options exercisable at period end	32,904	$26.58

Weighted-average fair value of options granted during the period		$1.01

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

9.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

The following information applies to options outstanding at June 30, 2008:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES

105,256	$23.00 - $30.70
57,065	$16.90
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

10.

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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS 141. The Statement applies to all transactions or other events in which one entity obtains control of one or more businesses. It requires all assets acquired, liabilities assumed and any noncontrolling interest to be measured at fair value at the acquisition date. The Statement requires certain costs such as acquisition-related costs that were previously recognized as a component of the purchase price, and expected restructuring costs that were previously recognized as an assumed liability, to be recognized separately from the acquisition as an expense when incurred.
FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.
Concurrent with SFAS No. 141 (revised 2007), the FASB recently issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (formerly known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. A subsidiary, as defined by SFAS No. 160, includes a variable interest entity that is consolidated by a primary beneficiary.
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
(Unaudited)
(Dollars in thousands, except per share amounts)

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
NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	June 30, 2008
U.S. Government and agency obligations	$31,518	$56	$(440)	$31,134
State and municipal obligations	27,484	104	(184)	27,404
Corporate bonds	8,002	—	(541)	7,461
Mortgage-backed securities	45,506	168	(574)	45,100

Total debt securities	112,510	328	(1,739)	111,099

Other securities	57	43	(14)	86

Total	$112,567	$371	$(1,753)	$111,185

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2008:

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

U.S. Government and agency obligations	20	$19,530	$(440)	—	$—	$—	20	$19,530	$(440)
State and municipal obligations	33	12,094	(184)	—	—	—	33	12,094	(184)
Corporate bonds	2	7,461	(541)	—	—	—	2	7,461	(541)
Mortgage-backed and other securities	80	24,674	(540)	14	697	(48)	94	25,371	(588)

Total temporarily impaired securities	135	$63,759	$(1,705)	14	$697	$(48)	149	$64,456	$(1,753)

Management has the intent and ability to hold these securities for the foreseeable future. The decline in the fair value is primarily due to the effects of changes in market interest rates. The fair values are expected to recover as the securities approach maturity dates.

12.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).
At June 30, 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
The amortized cost and estimated fair value of debt securities at June 30, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$2,430	$2,437
Due from one to five years	15,197	15,130
Due from five to ten years	25,131	24,930
Due after ten years	24,246	23,502
Mortgage-backed and related securities	45,506	45,100

Total debt securities	112,510	111,099
Other securities	57	86

Total	$112,567	$111,185

Securities with a carrying amount of $103,638 at June 30, 2008 were pledged to secure public deposits and other obligations.
NOTE 3 — LOANS
Loans were as follows:

June 30,
2008

Commercial and industrial	$44,842
Commercial real estate	196,006
Residential real estate and home equity	200,981
Real estate construction and land development	44,746
Consumer and credit card	29,768

516,343
Add: Net deferred loan origination costs	203

Total loans receivable	$516,546

13.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance at beginning of period	$7,775	$5,344	$8,298	$5,442
Provision for loan losses	600	1,069	1,200	1,684
Loans charged off	(787)	(1,181)	(1,959)	(2,011)
Recoveries	96	92	145	209

Balance at end of period	$7,684	$5,324	$7,684	$5,324

Nonperforming loans were as follows:

	June 30,	December 31,
	2008	2007

Loans past due 90 days or more and still accruing	$1,096	$2,740
Nonaccrual loans	11,832	10,360

Total	$12,928	$13,100

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses	$—	$538
Period-end loans with allocated allowance for loan losses	11,832	9,800

Total	$11,832	$10,338

Amount of the allowance for loan losses allocated to unconfirmed losses on impaired loans	$3,692	$2,114

Average of impaired loans during the period	$11,348	$7,907

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

14.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government agency bonds and mortgage-backed securities and equity securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include certain collateralized mortgage and debt obligations and certain municipal securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include other less liquid securities.
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$111,185	$5,553	$105,632	$—

15.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008.

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,541	$—	$—	$1,541
Item 1A. Risk Factors
DCB Financial Corp’s business and results of operations are subject to a number of risks, including economic, competitive, credit, market, liquidity, regulatory and reputational. Though many of these risks are outside the Corporations control, DCB Financial Corp has developed a risk management function which has established a framework for identifying, monitoring and controlling these risks on a corporate-wide basis. The following discussion focuses on the major business risks encountered in the Corporation’s operating environment.
The current economic environment.
The financial services industry has been operating under weaker economic conditions due to declines in the housing sector, inflationary pressures and employment instability. This has led to increased losses related to a weakening credit market, and in some cases, reduced opportunities to underwrite loans. The market in which the bank operates has generally experienced steady unemployment rates which are typically below the State of Ohio and national averages. Additionally, the real estate market has shown stable to slightly declining values for both residential and commercial real estate. If the unemployment rates were to increase, or, the values for real estate were to decline at a higher rate, the Bank could suffer additional credit losses as both consumers and business customers fail to meet their financial obligations.
Competition from other financial institutions in our markets.
The Bank faces significant competition within its market area from national, regional and local community banks. It also competes directly with credit unions for retail customers. This competition can result in increased deposit costs and reduced lending rates. Continued competition, or an increase in competition, may lead to lower margins and lower overall income as pricing for bank products is adjusted to reflect these competitive levels.
The ability to extend credit and assessing the allowance for loan losses.
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
During 2007, an industry weakness within the investment property portfolio contributed to higher delinquencies, non-accrual and charge-off balances. Management is continuing to perform workout procedures related to this portfolio, and, if the environment associated with the overall decline in investment property values remains similar to its current state, the credit quality of this portfolio will likely be affected through 2008 and into 2009.

16.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

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
Asset and liability management and market risk.
The Corporation’s ALCO committee utilizes a variety of tools to measure and monitor interest rate risk. Interest rate risk is defined as the risk that the Corporation’s financial condition will be adversely affected due to sustained movements in the overall interest structure. The Corporation is also exposed to liquidity risk, or the risk that changes in cash flows could adversely affect its ability to honor its financial obligations. The ALCO committee monitors changes in the interest rate environment and changes to its lending and deposit rates, while utilizing its policies and procedures to limit exposure to market changes. In addition to funding operations and growth with core deposits, the Corporation utilizes a variety of funding sources such as correspondent banks, the FHLB and third party brokers to ensure adequate liquidity exists to support its operations.
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
In light of present conditions, the Company intends to refrain from incurring additional Company debt, acquiring Company treasury stock, issuing dividends (following the dividend already declared and payable August 15, 2008, to shareholders of record on July 15, 2008), or entering into new lines of non-bank business without first providing 30 days notice and receiving prior approval from the Federal Reserve Bank of Cleveland.
Risk Mitigation.
The Corporation manages its various risks through the implementation of policies and procedures by The Board of Directors and Management. These policies and procedures provide a broad oversight for the safe and sound management of the Corporation and its subsidiaries.
The Corporation utilizes a variety of functions to validate its system of internal controls. These functions include an independent internal audit function, an independent loan review function and various consultants with expertise in specific operational areas who identify risks and risk mitigation strategies.

17.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at June 30, 2008, compared to December 31, 2007, and the consolidated results of operations for the three and six months ended June 30, 2008, compared to the same periods in 2007. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $712,733 at June 30, 2008, compared to $680,786 at December 31, 2007, an increase of $31,947, or 4.7%. The increase in assets was mainly attributed to investment securities growth coupled with an increase in cash and cash equivalents.
Cash and cash equivalents increased $10,728, from December 31, 2007 to June 30, 2008, driven by an increase in Fed Funds sold and funded primarily by growth in deposits. Total securities increased $22,176, or 24.9%, from $89,009 at December 31, 2007 to $111,185 at June 30, 2008. Securities classified as available for sale at June 30, 2008 totaled $111,185, or 100% of the total securities portfolio. Management classifies securities as available for sale to provide the Corporation with the flexibility to move funds into loans if favorable economic conditions warrant. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. The mortgage-backed securities portfolio, totaling $45,100 at June 30, 2008, provides the Corporation with a constant cash flow stream from principal repayments and interest payments.

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
Total loans, including loans held for sale, decreased $4,021, or 0.8%, from $521,571 at December 31, 2007 to $517,550 at June 30, 2008. While business loan and commercial real estate activity remains good within the local market, the Bank has experienced an increase in loan balances within these segments, offset by the effects of payoffs in the commercial portfolio and a significant reduction in investment property lending. Retail loan production, including credit card and home equity loans, experienced stable activity within the branch network. The Bank has no significant loan concentration in any one industry.
Total deposits increased $37,660, or 7.4%, from $510,874 at December 31, 2007 to $548,534 at June 30, 2008. Deposit growth stems primarily from increased CDARS balances, which provide customers’ jumbo deposits increased levels of FDIC insurance coverage. The Bank had approximately $103,000 in CDARS customer deposits outstanding at June 30, 2008, primarily from public fund customers. Growth of core deposits remains difficult due to the competition’s increased new branch locations and aggressive pricing. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage growth of its deposits. Noninterest-bearing deposits decreased $3,101, or 5.8%, while interest bearing deposits increased $40,761, or 8.9% during the six months ended June 30, 2008. The Corporation utilizes a variety of alternative funding sources due to competitive challenges within its primary market.
Total borrowings decreased by $6,434, or 5.8%, to $103,648 during the six month period ended June 30, 2008, compared to December 31, 2007. Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed-rate loans.
Continued reliance on borrowings outside of normal deposit growth may increase the Corporation’s overall cost of funds. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage growth in its deposit liabilities.
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 2008 AND JUNE 30, 2007
Net Income. Net income for the three months ended June 30, 2008 totaled $1,224, compared to net income of $1,196 for the same period in 2007. Earnings per share was $.33 for the three months ended June 30, 2008 compared to $.32 for the three months ended June 30, 2007, an increase of 3.1%. The increase in net income was primarily due to an increase in the Corporation’s net interest income, attributable to a decrease in interest expense on deposits, and a decrease in the provision for loan losses, which were partially offset by an increase in non-interest expenses and an increase in federal income taxes.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $5,661 for the three months ended June 30, 2008, compared to $5,448 for the same period in 2007. The $213 increase in the second quarter 2008 compared to 2007 was primarily attributable to a decline in interest expense on deposits, coupled somewhat with an increase in average earning assets. The increase in earning assets was primarily funded with growth in interest bearing accounts such as time deposits. The second quarter’s net interest margin increased to 3.50% on a fully tax equivalent basis, from 3.45% during the second quarter 2007.

19.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

This increase is due to the Bank’s ability to re-price liabilities due to a declining interest rate cycle. The margin was negatively affected somewhat by the reversal of accrued interest from loans placed on a non-performing status.
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
The provision for loan losses totaled $600 for the three months ended June 30, 2008, compared to $1,069 for the same period in 2007. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. The largest percentage of charge-offs during the three months ended June 30, 2008 was attributed to economic conditions that primarily affected the Columbus investment properties. Non-accrual loans at June 30, 2008 increased to $11,832 compared to $10,360 at December 31, 2007. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. However, delinquent loans over thirty days from period to period decreased to 2.91% at June 30, 2008 from 3.30% at June 30, 2007, and again are mainly attributed to the real estate investment portfolio.
Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed in order to maintain the allowance for loan losses at an appropriate level. The balance of allowance for loan losses was $7,684, or 1.49% of total loans at June 30, 2008, compared to $8,298, or 1.59% of total loans at December 31, 2007.
Noninterest Income. Total noninterest income increased $70, or 4.8%, for the three months ended June 30, 2008, compared to the same period in 2007. The Bank’s products and services generated revenues of $1,516 for the second quarter ending June 30, 2008 compared to $1,446 for the same period in 2007. The change in non-interest revenues from period to period is mainly attributed to increases in trust revenues, earnings on bank owned life insurance and data processing services, partially offset by losses on the disposal of other real estate owned (OREO) property. The increase in trust revenues is mainly due to the number of customers served by the Corporation. In addition, new revenue sources to enhance noninterest income are being actively pursued, while management remains vigilant to contain operating expenses in this challenging and competitive period.
Noninterest Expense. Total noninterest expense increased $437, or 9.7%, for the three months ended June 30, 2008, compared to the same period in 2007. The increase was attributable to salary and employee benefits expenses, occupancy expenses and other administrative expenses, primarily the result of planned staff additions and occupancy expense related to the Corporation’s branch expansion. In addition, the Corporation experienced an increase in consulting and professional fees primarily due to the management of OREO properties and non-performing loans.
Income Taxes. The provision for income taxes totaled $407, for an effective tax rate of 25.0%, for the three months ended June 30, 2008 and $120, for an effective tax rate of 9.1%, for the three months ended June 30, 2007. The increase in income tax expense is primarily attributable to an increase in pre-tax income, offset by an increase in tax exempt earnings on bank owned life insurance. The 2007 period included a $227 credit for the resolution of a tax contingency.

20.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
ENDED JUNE 30, 2008 AND JUNE 30, 2007
Net Income. Net income for the six months ended June 30, 2008 totaled $2,522, compared to net income of $2,707 for the same period in 2007. Earnings per share was $.68 for the six months ended June 30, 2008 compared to $.72 for the six months ended June 30, 2007. The decrease in net income was primarily due to an increase in non-interest expenses and an increase in federal income taxes, which were partially offset by a decrease in interest expense on deposits, and a decrease in the provision for loan losses.
Net Interest Income. Net interest income was $11,131 for the six months ended June 30, 2008, compared to $10,927 for the same period in 2007. The $204 increase was mainly attributed to a decrease in interest expense on deposits partially offset by an increase in average earning assets.
The Bank has seen deposit growth primarily in products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. These higher cost deposit products and other borrowings may continue to be utilized by management, which may further negatively impact the net interest margin in future periods.
Provision and Allowance for Loan Losses. The provision for loan losses totaled $1,200 for the six months ended June 30, 2008, compared to $1,684 for the same period in 2007. The Bank maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.
Annualized net charge-offs for the three months ended June 30, 2008 were 0.53% compared to 0.80% at June 30, 2007. The largest percentage of charge-offs during the six months ended June 30, 2008 was attributed to economic conditions that primarily affected the Columbus investment properties, and to a lesser extent the Corporation’s commercial business portfolio. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. Delinquent loans over thirty days from period to period decreased to 2.91% at June 30, 2008 from 3.30% at June 30, 2007, and again are mainly attributed to the real estate investment portfolio. Management will continue to focus on activities related to monitoring, collection, and workout of delinquent loans. Management also continues to monitor exposure to industry segments, and believes that the loan portfolio remains adequately diversified.
Noninterest Income. Total noninterest income increased $369, or 12.6%, for the six months ended June 30, 2008, compared to the same period in 2007. The change in noninterest revenues from period to period is attributable to an increase in data processing services, trust revenue and a gain on the Bank’s partial redemption of its equity interest in Visa Inc.’s initial public offering, somewhat offset by losses on the disposal of other real estate owned property. The Corporation experienced increases in trust and data processing revenues due to growth within these areas. Revenues from other services offered by the Bank generally remained at levels consistent with the prior year.
Noninterest Expense. Total noninterest expense increased $1,097, or 12.6%, for the six months ended June 30, 2008, compared to the same period in 2007. The increase was primarily due to increases in salary and employee benefits expenses, occupancy, and professional services incurred. The increase in salary and employee benefits expenses and occupancy expenses is primarily the result of planned staff additions and occupancy expense related to the Corporation’s branch expansion. The salary and benefits expense increase is also somewhat associated with the additions of revenue generating staff in lending and compliance and credit personnel utilized to continue to improve the infrastructure supporting the Company’s growth. In addition, the Corporation experienced an increase in consulting and professional fees primarily due to the management of OREO properties and non-performing loans.

21.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

Income Taxes. The provision for income taxes totaled $906 reflecting an effective tax rate of 26.4% for the six months ended June 30, 2008 and $761, or an effective tax rate of 21.9% for the six months ended June 30, 2007. The increase in the effective tax rate period over period is attributed to a $227 credit for the resolution of a tax contingency recognized in the 2007 period.
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
Cash and cash equivalents increased $10,728, or 33.5%, to $42,796 at June 30, 2008 compared to $32,068 at December 31, 2007. Cash and equivalents represented 6.0% of total assets at June 30, 2008 and 4.7% of total assets at December 31, 2007. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.
CAPITAL RESOURCES
Total shareholders’ equity increased $329 between December 31, 2007 and June 30, 2008. The increase was primarily due to period earnings of $2,522, offset by the declaration of $1,194 in dividends and a $999 increase in unrealized losses on available for sale securities.
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
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 12.5% at June 30, 2008, while the Tier 1 risk-based capital ratio was 11.1%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 8.3% at June 30, 2008.

22.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of June 30, 2008.

	PAYMENT DUE BY YEAR
CONCTRACTUAL		Less than 1			More than
OBLIGATIONS	Total	year	1-3 years	3-5 years	5 years

FHLB advances	$88,278	$1,397	$4,393	$29,500	$52,988
Federal funds purchased and other short-term borrowings	15,370	15,370	—	—	—
Operating lease obligations	6,211	421	1,402	1,680	2,708
Loan and line of credit commitments	88,134	88,134	—	—	—

Total Contractual Obligations	$197,993	$105,322	$5,795	$31,180	$55,696

23.

DCB FINANCIAL CORP
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(Dollars in thousands, except per share amounts)

Item 3. Quantitative and Qualitative Disclosure About Market Risk
ASSET AND LIABILITY MANAGEMENT AND MARKET RISK
The Corporation’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is defined as the possibility that the Corporation’s financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk. The measurement and analysis of the exposure of the Corporation’s primary operating subsidiary, The Delaware County Bank and Trust Company, to changes in the interest rate environment are referred to as asset/liability management. One method used to analyze the Corporation’s sensitivity to changes in interest rates is the “net portfolio value” (“NPV”) methodology.
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
The Corporation’s NPV is more sensitive to rising rates than declining rates. From an overall perspective, such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Corporation has fixed-rate loans in its loan portfolio, the amount of interest the Corporation would receive on its loans would increase relatively slowly as loan prepayments are expected to be reduced and new loans at higher rates are made. Moreover, the interest the Corporation would pay on its deposits would increase rapidly because the Corporation’s deposits generally have shorter periods for repricing. The Corporation can utilize various tools to reduce exposure to changes in interest rates including offering floating versus fixed rate products, or utilizing interest rate swaps. Additional consideration should also be given to the current interest rate levels. Several deposit products are within 200 basis points of zero percent and other products within 300 basis points. Should rates decline, fewer liabilities could be repriced downward to offset potentially lower yields on loans. Thus decreases could also impact future earnings and the Corporation’s NPV.
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

24.

DCB FINANCIAL CORP
CONTROLS AND PROCEDURES
(Dollars in thousands, except per share amounts)

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

25.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended June 30, 2008
PART II — OTHER INFORMATION

Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 1A — Risk Factors:
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2007.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
Maximum Number (or
			(c)	Approximate Dollar
			Total Number of Shares	Value) of Shares
	(a)		(or Units) Purchased	(or Units) that May
	Total Number of	(b)	as Part of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share (or Unit)	Programs(1)	Programs
Month #l 4/1/2008 to 4/30/2008	—	—	—	—
Month #2 5/1/2008 to 5/31/2008	—	—	—	—
Month #3 6/1/2008 to 6/30/2008	—	—	—	—
Total	—	—	—	184,907

(1)	On August 16, 2007, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.
Item 3 — Defaults Upon Senior Securities:
There are no matters required to be reported under this item.

26.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended June 30, 2008
PART II — OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders:
At the Annual Meeting of Shareholders held on May 22, 2008 there were 2,798,594 voting             shares present in person or by proxy, which represented 75.3% of the Corporation’s outstanding shares of 3,717,385 as of the record date for the meeting. At the Annual Meeting, one proposal was submitted to the shareholders for a vote. The shareholders of the Corporation were asked to consider the Corporation’s nominees for directors and to elect four (4) directors to serve for a term of three (3) years. The Corporation’s nominees for director were: Jerome Harmeyer, Vicki J. Lewis, William R. Oberfield, and Phillip Connolly, each of whom were elected. The results of shareholder voting are as follows on these matters:
Proposal 1 — Election of Directors:

Director	Votes for	Votes withheld
Jerome Harmeyer	2,588,763	209,831
Vicki J. Lewis	2,756,651	41,943
William R. Oberfield	2,756,921	41,673
Phillip Connolly	2,686,729	111,865
Directors continuing in office are: Jeffrey T. Benton, Gary M. Skinner, Adam Stevenson, Terry Kramer, Ed Powers, and Donald J. Wolf.
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

27.

DCB FINANCIAL CORP
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP (Registrant)
Date: August 11, 2008	/s/ Jeffrey T. Benton
Jeffrey T. Benton
President and Chief Executive Officer

Date: August 11, 2008	/s/ John A. Ustaszewski
John A. Ustaszewski
Senior Vice President and Chief Financial Officer

28.

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

29.