Form 10-Q
period 2008-09-30
DCB FINANCIAL CORP
filed 2008-11-10
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2008
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

Large accelerated filers ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of November 7, 2008, the latest practicable date, 3,717,385 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
For the Nine and Three Month Periods Ended September 30, 2008 and 2007

2.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
Item 1. Financial Statements

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from financial institutions	$16,151	$15,588
Federal funds sold	20,470	16,480

Total cash and cash equivalents	36,621	32,068
Securities available for sale at fair value	103,613	89,009
Securities held to maturity at amortized cost	8,002	—

Total securities	111,615	89,009
Loans held for sale	225	1,078
Loans	516,245	520,493
Less allowance for loan losses	(8,902)	(8,298)

Net loans	507,343	512,195
Real estate owned	2,287	1,406
Investment in FHLB stock	3,776	3,670
Premises and equipment, net	15,437	14,178
Investment in unconsolidated affiliates	1,424	1,270
Bank owned life insurance	15,458	14,963
Accrued interest receivable and other assets	11,725	10,949

Total assets	$705,911	$680,786

LIABILITIES
Deposits
Noninterest-bearing	$51,392	$53,112
Interest-bearing	503,252	457,762

Total deposits	554,644	510,874
Federal funds purchased and other short-term borrowings	5,317	16,596
Federal Home Loan Bank advances	85,816	93,486
Accrued interest payable and other liabilities	2,978	2,762

Total liabilities	648,755	623,718

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,750 issued	3,780	3,780
Retained earnings	67,211	66,690
Treasury stock, at cost, 556,365 shares	(13,489)	(13,489)
Accumulated other comprehensive income (loss)	(346)	87

Total shareholders’ equity	57,156	57,068

Total liabilities and shareholders’ equity	$705,911	$680,786

See notes to the condensed consolidated financial statements.

3.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans	$8,113	$9,765	$25,233	$29,763
Taxable securities	1,021	891	2,915	2,655
Tax-exempt securities	260	224	740	678
Federal funds sold and other	131	79	564	274

Total interest income	9,525	10,959	29,452	33,370

Interest expense
Deposits	2,995	4,500	9,685	13,972
Borrowings	1,009	1,045	3,115	3,057

Total interest expense	4,004	5,545	12,800	17,029

Net interest income	5,521	5,414	16,652	16,341

Provision for loan losses	2,800	1,100	4,000	2,784

Net interest income after provision for loan losses	2,721	4,314	12,652	13,557

Noninterest income
Service charges on deposit accounts	700	674	1,974	1,983
Trust department income	231	241	743	690
Net gain on sale of securities	—	—	278	—
Net loss on sale of assets	(619)	(123)	(735)	(195)
Gains on sale of loans	42	63	179	270
Treasury management fees	149	148	400	405
Data processing servicing fees	138	103	499	308
Earnings on bank owned life insurance	165	150	495	402
Other	59	456	326	774

	865	1,712	4,159	4,637

Noninterest expense
Salaries and other employee benefits	2,554	2,455	7,664	7,196
Occupancy and equipment	1,103	934	3,168	2,637
Professional services	421	107	830	335
Advertising	112	105	320	308
Postage, freight and courier	75	62	219	205
Supplies	94	54	245	214
State franchise taxes	150	106	341	395
Other	943	688	2,462	1,921

	5,452	4,511	15,249	13,211

Income (loss) before income taxes	(1,866)	1,515	1,562	4,983

Federal income tax expense (benefit)	(1,654)	432	(748)	1,193

Net income (loss)	$(212)	$1,083	$2,310	$3,790

Basic and diluted earnings (loss) per common share	$(0.06)	$0.29	$0.62	$1.01

Dividends per share	$0.16	$0.15	$0.48	$0.44

See notes to the condensed consolidated financial statements.

4.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(212)	$1,083	$2,310	$3,790

Reclassification adjustment for realized gains, net of tax of $95	—	—	(183)	—

Unrealized gains (losses) on securities available for sale, net of taxes (benefits) of $292, $249, ($129) and $72 for the respective periods	566	484	(250)	139

Comprehensive income	$354	$1,567	$1,877	$3,929

Accumulated other comprehensive loss	$(346)	$(208)	$(346)	$(208)

See notes to the condensed consolidated financial statements.

5.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows provided by operating activities	$6,212	$54

Cash flows provided by (used in) investing activities
Securities available for sale
Purchases	(53,436)	(16,693)
Maturities, principal payments and calls	30,161	14,172
Net change in loans	1,031	22,395
Premises and equipment expenditures	(2,447)	(3,690)

Net cash flows provided by (used in) investing activities	(24,691)	16,184

Cash flows provided by (used in) financing activities
Net change in deposits	43,770	(8,314)
Net change in federal funds purchased and other short-term borrowings	(11,279)	12,324
Repayment of Federal Home Loan Bank advances	(7,670)	(6,489)
Purchase of treasury shares, net	—	(2,349)
Cash dividends paid	(1,789)	(1,634)

Net cash provided by (used in) financing activities	23,032	(6,462)

Net change in cash and cash equivalents	4,553	9,776

Cash and cash equivalents at beginning of period	32,068	15,894

Cash and cash equivalents at end of period	$36,621	$25,670

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest on deposits and borrowings	$12,657	$16,858
Income taxes	$1,145	$1,850

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gains (losses) on securities designated as available for sale, net of tax benefits	$(250)	$139

Transfers from loans to real estate owned	$881	$857

Loans originated upon sale of real estate owned	$190	$—

Cash dividends declared but unpaid	$595	$560

Transfer of securities from available-for-sale to the held to maturity classification	$8,002	$—
See notes to the condensed consolidated financial statements.

6.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at September 30, 2008, and its results of operations and cash flows for the three and nine month periods ended September 30, 2008 and 2007. Except for the adjustment for a material change in accounting estimate for income taxes discussed in Note 6, all such adjustments were normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2007 Annual Report on Form 10-K. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2007 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that can be expected for the entire year.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted-average common shares outstanding (basic)	3,717,385	3,730,180	3,717,385	3,750,853

Dilutive effect of assumed exercise of stock options	—	1,226	—	5,863

Weighted-average common shares outstanding (diluted)	3,717,385	3,731,406	3,717,385	3,756,716

Options to purchase 159,905 shares of common stock with a weighted-average exercise price of $22.92, for both the three month and nine month periods ending September 30, 2008 were outstanding, but were excluded from the computation of common share equivalents for both the three and nine month periods because the exercise price was greater than the average fair value of the shares.

7.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
Options to purchase 113,309 and 59,095 shares of common stock with a weighted-average exercise price of $21.90 and $24.79, respectively, for the three month and nine month periods ending September 30, 2007 were outstanding, but were excluded from the computation of common share equivalents for both the three and nine month periods because the exercise price was greater than the average fair value of the shares.
Stock option plan
The Corporation’s shareholders approved an employee share option plan (the “Plan”) in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. During the nine months ended September 30, 2008, options for 57,643 shares were granted to employees under the plan, at an exercise price of $16.90. At September 30, 2008, 39,593 shares were exercisable and 139,509 shares were available for grant under this plan.
The Corporation accounts for its stock option plan in accordance with Statement of Financial Accounting Standards (”SFAS”) No. 123(R), “Share-Based Payment.” The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants: dividend yield of 2.75% for both 2008 and 2007, respectively; expected volatility of 12.0% for both 2008 and 2007, respectively; risk-free interest rates of 2.25% and 4.75% for 2008 and 2007, respectively; and expected lives of 10 years for each grant. At September 30, 2008 and December 31, 2007, outstanding options had no intrinsic value.
The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Corporation’s stock.
The Company recorded $53 and $62 in compensation cost for equity-based awards that vested during the nine months ended September 30, 2008 and 2007, respectively. The Corporation has $407 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of September 30, 2008, which is expected to be recognized over a weighted-average period of 4.5 years.

8.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
A summary of the status of the Corporation’s stock option plan as of September 30, 2008 and December 31, 2007, and changes during the periods then ended are presented below:

	Nine Months Ended
	September 30,
	2008
			WEIGHTED
		WEIGHTED	AVERAGE REMAINING
		AVERAGE EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of period	108,051	$25.80	8.9 years
Granted	57,643	16.90	9.8 years
Forfeited	(5,789)	23.05

Outstanding at end of period	159,905	$22.92	9.2 years

Options exercisable at period end	39,593	$26.03

Weighted-average fair value of options granted during the period		$1.01

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

9.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
The following information applies to options outstanding at September 30, 2008:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES
104,220	$23.00 - $30.70
55,685	$16.90
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
The Corporation is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for the years before 2005.
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
FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The adoption of SFAS 141 (R) is not expected to have a material effect on the Corporation’s financial statements.
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
SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material effect on the Corporation’s financial statements.
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
NOTE 2 – SECURITIES
The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		September 30, 2008
U.S. Government and agency obligations	$30,506	$63	$(347)	$30,222
State and municipal obligations	27,460	158	(282)	27,336
Mortgage-backed securities	46,115	176	(321)	45,970

Total debt securities	104,081	397	(950)	103,528

Other securities	57	43	(15)	85

Total	$104,138	$440	$(965)	$103,613

The amortized cost and estimated fair values of securities held to maturity were as follows:

		Estimated
	Amortized	Fair
	Cost	Value
	September 30, 2008
Corporate bonds	$8,002	$8,002
During the three months ended September 30, 2008, management elected to transfer the Corporation’s investment in corporate bonds from available-for-sale to a held-to-maturity classification. The transfer was affected at estimated fair value. This transfer was made in consideration of the Corporation’s investment strategy decisions. The Corporation’s investment policy and other risk policies and procedures is intended to be part of an integrated framework of policies and procedures that provide internal controls to guide management in the day-to-day operations of the institution while reducing the risk of loss.

12.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2008:

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses
U.S. Government and agency obligations	23	$21,618	$(347)	—	$—	$—	23	$21,618	$(347)
State and municipal obligations	32	11,338	(282)	—	—	—	32	11,338	(282)
Mortgage-backed and other securities	72	23,831	(289)	21	762	(47)	93	24,593	(336)

Total temporarily impaired securities	127	$56,787	$(918)	21	$762	$(47)	148	$57,549	$(965)

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
At September 30, 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
The amortized cost and estimated fair value of debt securities, including securities held-to-maturity, at September 30, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,430	$1,442
Due from one to five years	14,829	14,843
Due from five to ten years	25,498	25,362
Due after ten years	24,211	23,913
Mortgage-backed and related securities	46,115	45,970

Total debt securities	112,083	111,530
Other securities	57	85

Total	$112,140	$111,615

13.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
Securities with a carrying value of $103,528 at September 30, 2008 were pledged to secure public deposits and other obligations.
NOTE 3 — LOANS
Loans were as follows:

September 30,
2008
Commercial and industrial	$43,558
Commercial real estate	198,684
Residential real estate and home equity	199,353
Real estate construction and land development	46,766
Consumer and credit card	27,677

516,038
Add: Net deferred loan origination costs	207

Total loans receivable	$516,245

NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$7,684	$5,324	$8,298	$5,442
Provision for loan losses	2,800	1,100	4,000	2,784
Loans charged off	(1,698)	(475)	(3,657)	(2,486)
Recoveries	116	89	261	298

Balance at end of period	$8,902	$6,038	$8,902	$6,038

14.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
Nonperforming loans were as follows:

	September 30,	December 31,
	2008	2007
Loans past due 90 days or more and still accruing	$717	$2,740
Nonaccrual loans	11,106	10,360

Total	$11,823	$13,100

Impaired loans (most of which are included in nonperforming loans above) were as follows:

Period-end loans with no allocated allowance for loan losses	$—	$538
Period-end loans with allocated allowance for loan losses	11,106	9,800

Total	$11,106	$10,338

Amount of the allowance for loan losses allocated to unconfirmed losses on impaired loans	$4,242	$2,114

Average of impaired loans during the period	$11,215	$7,907

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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$103,613	$2,747	$100,866	$—
     Impaired loans
At September 30, 2008, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.
The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008.

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$857	$—	$—	$857

16.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
NOTE 6 — CHANGE IN ACCOUNTING ESTIMATE
During the quarter ended September 30, 2008, management performed an evaluation of the Corporation’s accrued and deferred federal income tax accounts and determined that an adjustment was required to accurately reflect the carrying values of these accounts. Based upon the evaluation performed, management concluded that the adjustment represented a change in accounting estimate related to several components of the deferred tax liabilities. The change in accounting estimate resulted in an increase in net income of approximately $886, or $0.24 per share for both the three and nine months ended September 30, 2008. The change is not expected to have a material effect on future results of operations. In addition, the Corporation reasonably believes that its accruals for tax liabilities are adequate for all open audit years on its assessment. This assessment relies on estimates and assumptions and may involve a series of judgments about future events.
Item 1A. Risk Factors
DCB Financial Corp’s business and results of operations are subject to a number of risks, including economic, competitive, credit, market, liquidity, regulatory and reputational. Though many of these risks are outside the Corporation’s control, DCB Financial Corp has developed a risk management function which has established a framework for identifying, monitoring and controlling these risks on a corporate-wide basis. The following discussion focuses on the major business risks encountered in the Corporation’s operating environment.
The current economic environment.
The financial services industry has been operating under weaker economic conditions due to declines in the housing sector, inflationary pressures and employment instability. This has led to increased losses related to a weakening credit market, and in some cases, reduced opportunities to underwrite loans. The market in which the Bank operates has generally experienced steady unemployment rates which are typically below the State of Ohio and national averages. Additionally, the real estate market has shown declining values for both residential and commercial real estate. If the unemployment rates were to increase, or, the values for real estate were to decline at a higher rate, the Bank could suffer additional credit losses as both consumers and business customers fail to meet their financial obligations.
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
Certain risks are involved in granting loans, primarily related to the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower’s repayment capacity, past and current credit history, the collateral being used to secure the loan in case the customer does not repay the debt, the borrower’s character and other factors. Once the decision has been made to extend credit, the Bank’s independent loan review function and credit officer monitor these factors throughout the life of the loan.
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
The financial services industry is extensively regulated. Banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance funds, not to benefit our shareholders. Changes in laws and regulations or other actions by regulatory agencies may negatively impact us. Regulatory authorities have extensive discretion in connection with the operation of a financial institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil penalties, which could have a material adverse effect on our operations and financial condition.
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. Pursuant to EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgaged-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Department of the Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts using $250 billion of capital from the EESA funds under a program known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”). The TARP Capital Purchase Program involves the purchase by the Treasury of preferred stock in financial institutions with warrants to purchase common stock. Also on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which provides for the guarantee of newly-issued senior unsecured debt of banks, thrifts and certain holding companies as well as full deposit insurance coverage for non-interest bearing deposit transaction accounts, regardless of dollar amount.

18.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
Unlimited coverage for non-interest bearing transaction accounts under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 10 basis points per annum. The Corporation and the Bank are currently assessing their participation in the TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program, but they have not yet decided whether they will participate in either program.
In light of present conditions, the Corporation intends to refrain from incurring additional debt, acquiring treasury stock, issuing dividends to shareholders, or entering into new lines of non-bank business without first providing 30 days notice and receiving prior approval from the Federal Reserve Bank of Cleveland.
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
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at September 30, 2008, compared to December 31, 2007, and the consolidated results of operations for the three and nine months ended September 30, 2008, compared to the same periods in 2007. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $705,911 at September 30, 2008, compared to $680,786 at December 31, 2007, an increase of $25,125, or 3.7%. The increase in assets was mainly attributed to investment securities growth coupled with an increase in cash and cash equivalents.
Cash and cash equivalents increased $4,553, from December 31, 2007 to September 30, 2008, driven by an increase in Fed Funds sold and funded primarily by growth in deposits. Total securities increased $22,606, or 25.4%, from $89,009 at December 31, 2007 to $111,615 at September 30, 2008. Securities classified as available for sale totaled $103,613, or 92.8% of the total securities portfolio, while securities classified as held to maturity totaled $8,002, or 7.2%. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. The mortgage-backed securities portfolio, totaling $45,970 at September 30, 2008, provides the Corporation with a constant cash flow stream from principal repayments and interest payments.
Mortgage-backed securities include Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) participation certificates. The Corporation held no structured notes during any period presented.
Total loans, including loans held for sale, decreased $5,101, or 1.0%, from $521,571 at December 31, 2007 to $516,470 at September 30, 2008. While business loan and commercial real estate activity remains good within the local market, the Bank has experienced a decline in loan balances due to payoffs in the commercial portfolio and a significant reduction in investment property and indirect auto lending activities. Retail loan production, including credit card and home equity loans, experienced stable activity within the branch network. The Bank has no significant loan concentration in any one industry.
Total deposits increased $43,770, or 8.6%, from $510,874 at December 31, 2007 to $554,644 at September 30, 2008. Deposit growth stems primarily from increased CDARS balances, which provide customers with increased levels of FDIC insurance coverage, above those levels offered by most banks. The Bank has been able to take advantage of new deposit opportunities because of weakened larger competitors within the industry. The Bank had approximately $136,000 in CDARS deposits outstanding at September 30, 2008, primarily from public fund customers. Growth of core deposits remains difficult due to the competition’s aggressive pricing. Management intends to continue to develop new products and to monitor the rate structure of its deposit products to encourage growth of its deposits.
Noninterest-bearing deposits decreased $1,720, or 3.2%, while interest bearing deposits increased $45,490, or 9.9% during the nine months ended September 30, 2008. The Corporation utilizes a variety of alternative funding sources due to competitive challenges for deposits within its primary market.
Total borrowings decreased by $18,949, or 17.2%, to $91,133 during the nine month period ended September 30, 2008, compared to December 31, 2007. Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed-rate loans.

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
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
Net Income. Net loss for the three months ended September 30, 2008 totaled $212, compared to net income of $1,083 for the same period in 2007. Operations for the three months ended September 30, 2008 resulted in a loss of $0.06 per share as compared to earnings of $0.29 per share for the same period in 2007. The decrease in net income was primarily due to an increase in the provision for loan and disposal losses attributable to the market deterioration in the Corporation’s Columbus real estate investment property loan portfolio and a large land development loan. The increase in provision for loan losses was offset by a decrease in interest expense on deposits and a credit attributable to tax liabilities during the quarter, primarily due to a change in accounting estimate related to the Corporation’s income taxes.
During the quarter ended September 30, 2008, management performed an evaluation of the Corporation’s accrued and deferred federal income tax accounts and determined that an adjustment was required to accurately reflect the carrying values of these accounts. Accordingly a credit was recorded to the provision for federal income taxes totaling approximately $886,000, or $0.24 per share. Based upon the evaluation performed, management concluded that the adjustment represented a change in accounting estimate related to several components of the deferred tax liabilities. The change is not expected to have a material effect on future results of operations.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $5,521 for the three months ended September 30, 2008, compared to $5,414 for the same period in 2007. The increase of $107 in the third quarter 2008 compared to 2007 was attributed to a decline in deposit interest expense offset by a decrease in loan interest income, due to declining balances and rates and the impact of non-accrual loans. The Corporation’s net interest margin decreased from the preceding year to 3.39% on a fully tax equivalent basis, from 3.48% during the third quarter 2007. The Bank continues to rely on time deposits and money market balances as its main funding source. Funding costs may negatively impact the net interest margin in future periods if the current competitive environment remains in effect.
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
The provision for loan losses totaled $2,800 for the three months ended September 30, 2008, compared to $1,100 for the same period in 2007. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. The largest percentage of charge-offs during the three months ended September 30, 2008 was attributed to economic conditions that primarily affected the Columbus investment properties. However, one large delinquent land development loan is included in this total. Non-accrual loans at September 30, 2008 increased to $11,106 compared to $10,360 at December 31, 2007. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. However, delinquent loans over thirty days from period to period decreased to 3.05% at September 30, 2008 from 3.95% at September 30, 2007, and again are mainly attributed to the real estate investment portfolio.
Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed in order to maintain the allowance for loan losses at an appropriate level. The balance of allowance for loan losses was $8,902, or 1.72% of total loans at September 30, 2008, compared to $8,298, or 1.59% of total loans at December 31, 2007.
Noninterest Income. Total noninterest income decreased $847, or 49.5%, to $865 from $1,712, for the three months ended September 30, 2008, compared to the same period in 2007. The change in non-interest revenues from period to period is mainly attributed to losses on the disposal of other real estate owned (OREO) property and a decline in secondary market activity. These declines were offset somewhat by increases in service charges, earnings on bank owned life insurance and data processing services. Excluding losses on the disposal of OREO property, the Bank’s core noninterest revenue generally increased or remained at levels consistent with the prior year. Data services revenue continues to increase due to new customer activity and additional services provided. In addition, new revenue sources to enhance noninterest income are being actively pursued, while management remains vigilant to contain operating expenses in this challenging and competitive period.
Noninterest Expense. Total noninterest expense increased $941, or 20.9%, for the three months ended September 30, 2008, compared to the same period in 2007. The increase was primarily due to a rise in occupancy expenses and salary and wages attributable to the Corporation’s branch expansion. Other noninterest expense increases were from FDIC insurance expense and consulting and professional expenses. The increase in consulting and professional fees was due to the management of OREO properties and workout loans, a new independent loan review function and various consultants with expertise in risk mitigation strategies.
Income Taxes.
Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities represent the expected future tax amounts of temporary differences between carrying amounts and the tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
During the three months ending September 30, 2008, management determined that a change in accounting estimate was required related to the Corporation’s income tax liabilities. The Corporation reasonably believes that its accruals for tax liabilities are adequate for all open audit years on its assessment. This assessment relies on estimates and assumptions and may involve a series of judgments about future events.
The Corporation recorded a tax credit totaling $1,654 for the three months ended September 30, 2008, compared to tax expense of $432 in 2007. The change in income tax expense (benefit) is primarily attributable to the 2008 reduction in pre-tax income coupled with an $886 credit attributable to a change in accounting estimate related to the Corporation’s income taxes.

22.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
Net Income. Net income for the nine months ended September 30, 2008 totaled $2,310, compared to net income of $3,790 for the same period in 2007. Earnings per share was $.62 for the nine months ended September 30, 2008 compared to $1.01 for the nine months ended September 30, 2007. The decrease in net income was primarily due to an increase in provision for loan losses, non-interest expenses and an increase in losses on the disposal of other real estate owned (OREO) property, which were was offset by a credit for a change in accounting estimate related to the Corporation’s income taxes.
During the quarter ended September 30, 2008, management performed an evaluation of the Corporation’s accrued and deferred federal income tax accounts and determined that an adjustment was required to accurately reflect the carrying values of these accounts. Accordingly a credit was recorded to the provision for federal income taxes totaling approximately $886,000, or $0.24 per share. Based upon the evaluation performed, management concluded that the adjustment represented a change in accounting estimate related to several components of the deferred tax liabilities. The change is not expected to have a material effect on future results of operations.
Net Interest Income. Net interest income was $16,652 for the nine months ended September 30, 2008, compared to $16,341 for the same period in 2007. The $311 increase was mainly attributed to a decrease in interest expense on deposits partially offset by an increase in average earning assets.
The Bank has seen deposit growth primarily in products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. These higher cost deposit products and other borrowings may continue to be utilized by management, which may further negatively impact the net interest margin in future periods.
Provision and Allowance for Loan Losses. The provision for loan losses totaled $4,000 for the nine months ended September 30, 2008, compared to $2,784 for the same period in 2007. The Bank maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.
Annualized net charge-offs for the nine months ended September 30, 2008 were 0.87% compared to 0.54% at September 30, 2007. The largest percentage of charge-offs during the nine months ended September 30, 2008 was attributed to economic conditions that primarily affected the Columbus investment properties, and to a lesser extent the Corporation’s commercial business portfolio. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. Delinquent loans over thirty days from period to period decreased to 3.05% at September 30, 2008 from 3.95% at September 30, 2007, and again are mainly attributed to the real estate investment portfolio. Management will continue to focus on activities related to monitoring, collection, and workout of delinquent loans. Management also continues to monitor exposure to industry segments, and believes that the loan portfolio remains adequately diversified.
Noninterest Income. Total noninterest income decreased $478, or 10.3%, for the nine months ended September 30, 2008, compared to the same period in 2007. The change in noninterest revenues from period to period is attributable to an increase in losses on the disposal of other real estate owned property, somewhat offset by an increase in data processing services, trust revenue, earnings on bank owned life insurance and a gain on the Bank’s partial redemption of its equity interest in Visa Inc.’s initial public offering. The Bank, excluding losses attributable to OREO, experienced an increase in its noninterest revenue of $62, or 1.3% for the nine months ended September 30, 2008, compared to the same period in 2007. The Corporation experienced increases in trust and data processing revenues due to growth within these areas. Revenues from other services offered by the Bank generally remained at levels consistent with the prior year.

23.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
Noninterest Expense. Total noninterest expense increased $2,038, or 15.4%, for the nine months ended September 30, 2008, compared to the same period in 2007. The increase was primarily due to increases in salary and employee benefits expenses, occupancy, and professional services incurred. The increase in salary and employee benefits expenses and occupancy expenses is primarily the result of planned staff additions and occupancy expense related to the Corporation’s branch expansion. The salary and benefits expense increase is also somewhat associated with the additions of revenue generating staff in lending and compliance and credit personnel utilized to continue to improve the infrastructure supporting the Corporation’s growth. In addition, the Corporation experienced an increase in consulting and professional fees primarily due to the management of OREO properties and non-performing loans.
Income Taxes.
The Corporation recorded a tax credit totaling $748 for the nine months ended September 30, 2008, compared to tax expense of $1,193 in 2007. The change in income tax expense (benefit) is primarily attributable to the 2008 reduction in pre-tax income coupled with an $886 credit attributable to a change in accounting estimate related to the Corporation’s income taxes.
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
Cash and cash equivalents increased $4,553, or 14.2%, to $36,621 at September 30, 2008 compared to $32,068 at December 31, 2007. Cash and equivalents represented 5.2% of total assets at September 30, 2008 and 4.7% of total assets at December 31, 2007. The Corporation has the ability to borrow funds from various correspondent banking partners and to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.
CAPITAL RESOURCES
Total shareholders’ equity increased $88 between December 31, 2007 and September 30, 2008. The increase was primarily due to period earnings of $2,310, offset by the declaration of $1,789 in dividends and a $433 increase in unrealized losses on available for sale securities.
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

24.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 12.0% at September 30, 2008, while the Tier 1 risk-based capital ratio was 10.8%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 8.1% at September 30, 2008.
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of September 30, 2008.

	PAYMENT DUE BY YEAR
CONCTRACTUAL		Less than 1			More than
OBLIGATIONS	Total	year	1-3 years	3-5 years	5 years
FHLB advances	$85,816	$1,386	$4,329	$29,500	$50,601
Federal funds purchased and other short-term borrowings	5,317	5,317	—	—	—
Operating lease obligations	6,000	211	1,402	1,680	2,707
Loan and line of credit commitments	84,169	84,169	—	—	—

Total Contractual Obligations	$181,302	$91,083	$5,731	$31,180	$53,308

25.

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
The Corporation’s NPV is more sensitive to rising rates than declining rates. From an overall perspective, such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Corporation has fixed-rate loans in its loan portfolio, the amount of interest the Corporation would receive on its loans would increase relatively slowly as loan prepayments are expected to be reduced and new loans at higher rates are made. Moreover, the interest the Corporation would pay on its deposits would increase rapidly because the Corporation’s deposits generally have shorter periods for repricing. The Corporation can utilize various tools to reduce exposure to changes in interest rates including offering floating versus fixed rate products, or utilizing interest rate swaps. Additional consideration should also be given to the current interest rate levels. Several deposit products are within 200 basis points of zero percent and other products are within 300 basis points. Should rates decline, fewer liabilities could be repriced downward to offset potentially lower yields on loans. Thus decreases could also impact future earnings and the Corporation’s NPV.
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

26.

DCB FINANCIAL CORP
CONTROLS AND PROCEDURES
(Dollars in thousands, except per share amounts)
Item 4. Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2008, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

27.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2008
PART II — OTHER INFORMATION
   Item 1 — Legal Proceedings:
  There are no matters required to be reported under this item.
Item 1A — Risk Factors:
There has been no material change in the nature of the risk factors set forth in the Corporation’s Form 10-K for the year ended December 31, 2007.
  Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)		Shares (or Units)	Dollar Value) of
	Total Number	(b)	Purchased as Part	Shares (or Units) that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
Month #l	—	—	—	—
7/1/2008 to 7/31/2008

Month #2	—	—	—	—
8/1/2008 to 8/31/2008

Month #3	—	—	—	—
9/1/2008 to 9/30/2008

Total	—	—	—	184,907

(1)	On August 16, 2007, the Corporation announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.
Item 3 — Defaults Upon Senior Securities:
There are no matters required to be reported under this item.

28.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2008
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
Item 6 — Exhibits:
Exhibits – The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Corporation’s Report on Form 10-Q filed with the Commission on November 14, 2003.

3.2	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Corporation’s Report on Form 10-Q filed with the Commission on November 14, 2003.

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

29

DCB FINANCIAL CORP
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP (Registrant)
Date: November 10, 2008	/s/ Jeffrey T. Benton
Jeffrey T. Benton
President and Chief Executive Officer

Date: November 10, 2008	/s/ John A. Ustaszewski
John A. Ustaszewski
Senior Vice President and Chief Financial Officer

30

DCB FINANCIAL CORP
INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Corporation’s Report on Form 10-Q filed with the Commission on November 14, 2003.

3.2	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Corporation’s Report on Form 10-Q filed with the Commission on November 14, 2003.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

31