Form 10-K
period 2008-12-31
DCB FINANCIAL CORP
filed 2009-03-30
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Registrant’s telephone number, including area code (740) 657-7000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares, No par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☑
At June 30, 2008, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on a common share price of $15.50 per share (such price being the closing stock price on such date) was $53,547,416.
At March 13, 2009, the registrant had 3,717,385 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II of Form 10-K — Portions of the Annual Report to Shareholders for the year ended December 31, 2008.
Part III of Form 10-K — Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders of DCB Financial Corp.

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

The Bank grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been pressured by a slowing economic environment. Real estate values, especially in the Bank’s core geographic area, experienced a moderate decline during 2008.

The Bank’s core business is not significantly affected by a single industry. Additionally, the Bank services a variety of public fund units and at year end had approximately 90% of its total deposits from this group. At year-end 2008, deposits of public funds (funds of governmental agencies and municipalities) were 9.1% of total deposits. This amount can fluctuate, but generally not by a material amount. No material industry or group concentrations exist in the loan portfolio.

Certain risks are involved in granting loans, primarily related to the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower’s repayment capacity, past and current credit history, the collateral being used to secure the transaction in the event that the customer does not repay the debt, the borrower’s character and other factors. Once the decision has been made to extend credit, the Bank’s independent loan review function and credit officer monitor these factors throughout the life of the loan. All credit relationships greater than $3.0 million are reviewed annually, as are 50% of credit relationships from $500,000 to $3.0 million, 20% of credit relationships from $250,000 to $499,999, and 10% of multifamily mortgage loans. Loan review performs a limited scope review of a minimum of 30 percent of all new loan originations. In addition, any loan identified as a problem credit by management during loan review is assigned to the Bank’s loan “watch list,” and is subject to ongoing monitoring by the Bank’s credit quality committee to ensure appropriate action is taken if deterioration occurs.

Commercial, industrial and agricultural loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the business’s cash flow. Such loans are typically secured by business assets such as equipment, accounts receivables, inventory and, occasionally, by the business owner’s principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes single-family residence, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the business’s cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrowers historical cash flow to determine if the company has the ability to service the proposed new obligation in addition to all existing obligations.

Commercial real estate and farmland loans are primarily secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Commercial real estate loans are generally originated with a loan-to-value ratio of 80% or less. Commercial real estate and agricultural type real estate loans are typically secured by real property and related improvements that is owned by the borrower. These loans are dependent on the borrower’s ability to generate cash flows from the properties which can either be in the form of rental income or as it relates to agriculture, in the form of crop revenues. Commercial real estate loans are generally originated with loan-to-value ratios of 80% or less and can require fixed or adjustable interest rates. Management performs much of the same analysis whether deciding to grant a commercial real estate loan or a commercial loan.

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

Due to the high level of growth in the Corporation’s market area, construction lending has become a significant part of the Bank’s overall lending strategy. Construction loans are secured by residential and business real estate, generally occupied by the borrower on completion. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant amount of loans on speculative projects. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral.

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

Employees

At December 31, 2008, the Bank employed 243 employees, 185 of whom were full-time. The Bank offers a number of employee benefits such as health, dental and life insurance, as well as education assistance for qualified employees. A 401(k) retirement plan is also available for eligible employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. All of the Corporation’s employees are also employed by the Bank.

Competition

The Bank operates in a highly competitive industry due to statewide and interstate branching by banks, savings and loan associations and credit unions. In its primary market area of Delaware County, Ohio and surrounding counties, the Bank competes for new deposit dollars and loans with several financial service companies, including large regional and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. According to the most recent market data, there are approximately fourteen other deposit-taking and lending institutions competing in the Bank’s primary market. In addition, according to the market data, the Bank currently ranks first in market share with approximately 31.6% of the deposits in the primary market. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency, State and Municipal subdivision issues which comprise a significant portion of the Bank’s investment portfolio, and which rates are used as indices on various loan products. The Bank is competitive with interest rates and loan fees that it charges, and in pricing and the variety of accounts it offers to the depositor. The dominant pricing mechanism on loans is the Prime interest rate as published in the Wall Street Journal. The interest spread over Prime depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are reviewed weekly by management and are normally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area, while developing funding opportunities that earn an adequate interest rate margin.

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

As a financial holding company, the Corporation is subject to supervision, regulation and periodic examination by the Federal Reserve Board, and as a publicly traded corporation is subject to the rules of the U.S. Securities and Exchange Commission (SEC).

Liability for Banking Subsidiaries

Under Federal Reserve Board policy, a financial holding company is expected to act as a source of financial and managerial strength for each of its subsidiary banks and to commit resources to their support. This support may be required at times when the financial holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

FDICIA

The Federal Deposit Insurance Corporation Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. As of December 31, 2008, the Corporation and the Bank were both considered well-capitalized based on the guidelines implemented by FDIC.

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

The current economic environment

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

Competition from other financial institutions in our markets

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

The ability to extend credit and assessing the allowance for loan losses

Certain risks are involved in granting loans, primarily related to the borrowers’ ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower’s repayment capacity, past and current credit history, the collateral being used to secure the loan, the borrower’s character and other factors. Once the decision has been made to extend credit, the Bank’s independent loan review function and credit officer monitor these factors throughout the life of the loan.

During 2008, an industry weakness within the investment property portfolio contributed to higher delinquencies, non-accrual and charge-off balances. Management is continuing to perform workout procedures related to this portfolio, and, if the environment associated with the overall decline in investment property values remains similar to its current state, the credit quality of this portfolio will likely be affected through 2009.

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

The ALCO committee monitors changes in the interest rate environment and changes to its lending and deposit rates, while utilizing its policies and procedures to limit exposure to market changes. In addition to funding operations and growth with core deposits, the Corporation utilizes a variety of funding sources such as correspondent banks, the FHLB and third party brokers to ensure adequate liquidity exists to support its operations. Continued deterioration of the banking industry and specific correspondent banks could limit the Corporation’s ability to raise funds.

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

The financial services industry is extensively regulated. Banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and may not provide benefit to our shareholders. Changes in laws and regulations or other actions by regulatory agencies may negatively impact the Corporation’s operations. Regulatory authorities have extensive discretion in connection with the operation of a financial institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil penalties, which could have a material adverse effect on our operations and financial condition.

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

The Corporation and the Bank finalized their assessment of the potential of participating in the TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program. The Board of Directors voted to not participate in TARP, but did opt in the TLGP.

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

II	Investment Portfolio

The following table sets forth the carrying amount of securities at December 31, 2008, 2007 and 2006.

(In thousands)	2008	2007	2006
Available for sale
U.S. government and agency obligations	$33,197	$24,540	$21,360
States and municipal obligations	29,161	23,708	24,510
Collateralized debt obligations	—	7,894	8,532
Mortgage-backed securities	48,930	32,773	33,576

Total debt securities	111,288	88,915	87,978
Other securities, non-debt	72	94	93

Total	$111,360	$89,009	$88,071

Held to maturity
Collateralized debt obligations	$8,002	$—	$—

The following table sets forth information regarding scheduled maturities, fair value and weighted average yields of the Corporation’s debt securities only at December 31, 2008. The weighted average yield has been computed using the historical amortized cost for securities available for sale. The weighted average yield on tax-exempt obligations is computed on a taxable equivalent basis based on the statutory federal income tax rate of 34%.

		One	Five
	One	Through	Through	After
	Year	Five	Ten	Ten	Fair Value
(In thousands)	or Less	Years	Years	Years	Total
Available for sale
U.S. government and agency obligations	$2,025	$15,765	$11,878	$3,529	$33,197
States and municipal obligations	392	2,790	13,694	12,285	29,161
Mortgage-backed securities (1)	871	4,406	3,946	39,707	48,930

	$3,288	$22,961	$29,518	$55,521	$111,288

Weighted average yield	4.30%	4.45%	4.77%	4.67%	4.49%

Held to maturity
Collateralized debt obligations	$—	$—	$—	$4,079	$4,079

(1)	Based on contractual terms to maturity. Mortgage-backed securities are subject to prepayment without penalty.

III	Loan Portfolio

Types of Loans

The amounts of gross loans, excluding net deferred loan fees costs outstanding at December 31, 2008, 2007, 2006, 2005, and 2004 are shown in the following table.

(In thousands)	2008	2007	2006	2005	2004

Commercial and industrial	$45,597	$41,500	$44,369	$47,498	$49,184
Commercial real estate	207,968	193,608	200,821	202,649	175,796
Residential real estate and home equity	192,331	200,931	206,488	193,787	170,010
Real estate construction and land development	41,897	49,037	51,584	49,553	34,199
Consumer and credit card	25,249	35,066	48,448	58,653	53,156

	$513,042	$520,142	$551,710	$552,140	$482,345

The following table summarizes maturity for commercial real estate and other commercial loans at December 31, 2008.

	Less than one year		After one year through five years		After five years through ten years		After ten years
		Weighted Average		Weighted Average		Weighted Average		Weighted Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Commercial real estate	$27,255	4.83%	$26,905	6.27%	$38,181	6.40%	$115,627	6.43%

Commercial and industrial	$27,552	3.79%	$8,735	6.05%	$7,369	5.25%	$1,941	4.17%
As of December 31, 2008, there were $42,512 fixed-rate and $156,246 variable-rate commercial loans maturing in more than one year.

Risk Elements
Nonaccrual and Past Due Loans
The following table summarizes nonaccrual loans and accruing loans, including impaired loans, past due greater than 90 days or more at December 31, 2008, 2007, 2006, 2005, and 2004.

(In thousands)	2008	2007	2006	2005	2004

Nonaccrual loans	$4,698	$10,360	$5,189	$2,185	$1,879
Accruing loans past due 90 days or more	$1,146	$2,740	$3,307	$2,648	$1,544
The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful, when loans are past due as to principal and interest 90 days or more, except in certain circumstances when the loan is well secured and in the process of collection. In such cases, loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are placed on nonaccrual, any accrued interest is charged against interest income.
The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $821, $893, and $303 for the years ended December 31, 2008, 2007, and 2006 respectively.
Potential Problem Loans
A business loan is classified as impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans or loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for commercial and commercial real estate loans.
Loan Concentrations
At year-end 2008, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III above.
Other Interest-Bearing Assets
At year-end 2008, there were no other interest-bearing assets required to be disclosed under Item III if such assets were loans.

IV	Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The following table sets forth the activity in the Corporation’s allowance for loan and lease losses for the years ended December 31, 2008, 2007, 2006, 2005, and 2004.

(In thousands)	2008	2007	2006	2005	2004

Balance at beginning of year	$8,298	$5,442	$5,535	$4,818	$4,331
Loans charged off:
Commercial	(3,250)	(549)	(1,243)	(193)	(628)
Commercial real estate	(6,177)	(5,549)	(59)	(61)	(102)
Residential real estate and home equity	(203)	(330)	(78)	(48)	(60)
Real estate construction	—	—	—	—	—
Consumer and credit card	(1,024)	(1,258)	(955)	(1,135)	(524)
Lease financing	—	(5)	—	(20)	(71)

Total loans charged off	(10,654)	(7,691)	(2,335)	(1,457)	(1,385)

Loan recoveries:
Commercial	35	42	13	14	21
Commercial real estate	5	1	—	—	—
Residential real estate and home equity	7	7	—	—	—
Consumer and credit card	269	339	421	142	154
Lease financing	—	—	—	18	1

Total loan recoveries	316	388	434	174	176

Net loans charged off	(10,338)	(7,303)	(1,901)	(1,283)	(1,209)
Provision for loan losses	8,177	10,159	1,808	2,000	1,696

Balance at end of year	$6,137	$8,298	$5,442	$5,535	$4,818

Ratio of net charge-offs to average loans outstanding	2.00%	1.36%	0.34%	0.24%	0.28%

Allocation of the Allowance for Loan Losses
The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios. While management’s periodic analysis of the adequacy of allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-off that occurs.

		Percentage of		Percentage of		Percentage of
		Loans in Each		Loans in Each		Loans in Each
	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
(In thousands)	December 31, 2008		December 31, 2007		December 31, 2006

Commercial and industrial	$683	8.88%	$1,328	7.97%	$1,646	8.03%
Commercial real estate	4,374	40.57	6,092	37.26	2,055	36.44
Residential real estate and home equity	410	37.47	129	38.60	156	37.38
Real estate construction	—	8.16	—	9.42	13	9.34
Consumer and credit card	670	4.92	746	6.74	1,572	8.77
Lease financing	—	—	3	.01	—	.04

Total	$6,137	100.00%	$8,298	100.00%	$5,442	100.00%

	December 31, 2005		December 31, 2004

Commercial and industrial	$2,411	8.59%	$3,240	10.18%
Commercial real estate	887	36.64	225	36.37
Residential real estate and home equity	529	35.20	245	35.37
Real estate construction	98	8.96	—	7.08
Consumer and credit card	1,610	10.49	1,074	10.73
Lease financing		.12	34	.27

Total	$5,535	100.00%	$4,818	100.00%

V	Deposits
Schedule of Average Deposit Amounts and Rates

The average balance of noninterest-bearing demand deposits totaled $52.3 million, $54.3 million, and $63.8 million, for the years ended December 31, 2008, 2007 and 2006, respectively. Additional detail regarding the make-up of the Corporation’s average deposit balances and related interest expense can be found on the Corporation’s attached Annual Report to Shareholders.

Maturity Analysis of Time Deposits Greater than $100,000

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2008.

(In thousands)
Three months or less	$89,015
Over three through six months	27,336
Over six through twelve months	39,136
Over twelve months	26,851

Total	$182,338

VI	Return on Equity and Assets

The information required by this item is set forth in the Company’s Annual Report to Shareholders.

VII	Short-Term Borrowings

Average outstanding balances of short-term borrowings were 9.6% of shareholder’s equity for the year ending December 31, 2008, 29% for the year ended December 31, 2007 and 14% for the year ended December 31, 2006. The maximum amounts of outstanding short term borrowings were $46,789, $16,596 and $1,709 for the year ended December 31, 2008, 2007 and 2006, respectively.

Item 2 Properties
The Bank owns and operates its main office at 110 Riverbend Avenue, Lewis Center, Ohio 43035. The Bank also operates 19 branches and utilizes 9 other properties that are owned or leased as noted below:
1.	Corporate Office, 110 Riverbend Avenue, Lewis Center, Ohio 43015 (owned)

2.	Downtown Delaware Branch Office, 41 N. Sandusky St., Delaware, Ohio 43015 (leased)

3.	William Street Drive—Thru Office, 33 W. William St., Delaware, Ohio 43015 (leased)

4.	Delaware Center Branch Office, 199 S. Sandusky Street, Delaware, Ohio 43015 (owned)

5.	Galena Branch Office, 10 Park Street, Galena, Ohio 43021 (owned)

6.	Ostrander Branch Office, 10 West North Street, Ostrander, Ohio 43061 (owned)

7.	Ashley Branch Office, 2 West High Street, Ashley, Ohio 43003 (owned)

8.	Buehler’s Central Office, 800 West Central Avenue, Delaware, Ohio 43015 (leased)

9.	Marysville Office, 1169 West Fifth Street, Marysville, Ohio 43040 (leased)

10.	Sunbury Office, 75 S. Miller Dr., Sunbury, Ohio 43074 (owned)

11.	Highland Lakes Office, 6156 Highland Lakes Avenue, Westerville, Ohio 43085 (leased)

12.	Sawmill Parkway Office, 10149 Brewster Lane, Powell, Ohio 43065 (leased)

13.	Avery Road Office, 6820 Perimeter Loop Road, Dublin, Ohio 43017 (leased)

14.	Willowbrook Branch Office, 100 Willowbrook Way South, Delaware, Ohio 43015 (leased)

15.	Olentangy Crossing Office, 81 Gallopers Ridge East, Lewis Center, Ohio 43035 (leased)

16.	Corporate Center Drive-Thru, Corner of Evergreen & US 23, S., Lewis Center, OH 43035 (owned)

17.	Polaris Office, 1942 Polaris Parkway, Columbus, Ohio 43240 (leased)

18.	ATM Express Bank, 554 W. Central Ave., Delaware, Ohio 43015 (leased)

19.	ATM Express Bank, Ohio Wesleyan University, Delaware, Ohio 43015 (leased)

20.	ATM Express Bank, 8208 Marysville Road West, Ostrander, Ohio 43061 (leased)

21.	ATM Express Bank, 1123 Columbus Pike, Delaware, Ohio 43015 (leased)

22.	ATM Express Bank, American Showa, 707 West Cherry Street, Sunbury, Ohio 43074 (leased)

23.	ATM Express Bank, Dextars IGA, 153 West Water Street, Prospect, Ohio 43342 (leased)

24.	ATM Express Bank, 240 North Liberty Street, Powell, Ohio 43065 (leased)

25.	Marysville City Gate, 181 North Colemans’s Crossing, Marysville, Ohio 43040 (owned)

26.	Marysville Plaza Office, 1055 West 5th Street, Marysville, Ohio 43040 (leased)

27.	Liberty Office, 7319 Sawmill Parkway, Powell, Ohio 43065 (leased)
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
Item 4 Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the security holders in the fourth quarter of 2008.

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
There were no changes in internal control over financial reporting during the quarter ended December 31, 2008, that materially impacted, or are likely to materially impact internal control over financial reporting in the future.

Management’s Report on Internal Control Over Financial Reporting
Management of DCB Financial Corp (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting at December 31, 2008, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Corporation maintained effective internal control over financial reporting as of December 31, 2008. Based on this assessment, management believes that the Corporation maintained effective control over financial reporting as of December 31, 2008.
The independent registered public accounting firm that audited DCB Financial Corp’s consolidated financial statements included in its Annual Report for the year ended December 31, 2008, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2008.

Item 9B Other Information
None
PART III
Item 10 Directors and Executive Officers of the Registrant
The information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2009 Annual Meeting, under the sections captioned “Election of Directors and Information with Respect to Directors and Officers,” and “Section 16(A) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.
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
Item 11 Executive Compensation
The information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2009 Annual Meeting, under the section captioned “Executive Compensation and Other Information” and “Committees and Compensation of the Board of Directors.” Such information is incorporated herein by reference.
Item 12 Security Ownership of Certain Beneficial Owners and Management
The information about beneficial ownership of DCB common shares required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2009 annual meeting, under the section captioned “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
Equity Compensation Plan Information

			Number of securities
			remaining available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities reflected
	and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	159,284	$22.92	140,130
Equity compensation plan not approved by security holders	0	0	0
Total	159,284	$22.92	140,130

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
Item 13 Certain Relationships and Related Transactions
Information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2009 Annual Meeting, under the section captioned “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.
Item 14 Principal Accountant Fees and Services
Information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2009 Annual Meeting under the section captioned “Information Concerning Independent Registered Public Accountants”, and such information is incorporated herein by reference.

PART IV
Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)	Documents filed as part of Form 10-K
1	The following consolidated financial statements appear in the Corporation’s 2008 Annual Report, Exhibit 13 to Shareholders and are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm	Page	79
Consolidated Balance Sheets	Page	42
Consolidated Statements of Income	Page	43
Consolidated Statements of Comprehensive Income	Page	44
Consolidated Statements of Changes in Shareholders’ Equity	Page	45
Consolidated Statements of Cash Flows	Page	46
Notes to Consolidated Financial Statements	Pages	48
2	Exhibits
3.1	Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

3.2	Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

10.1	Resignation, Release, and Post-Employment Covenants Agreement by and between DCB Financial Corp., its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Larry D. Coburn (incorporated by reference to Registrant’s report on Form 8-K, filed with the Commission on November 21, 2002)

10.2	Employment agreement with Mr. Whitney (incorporated by reference to Registrant’s Form 10-K, File No. 0-22387, effective March 25, 1998)

10.3	Employment agreement with Mr. Bernon (incorporated by reference to Registrant’s Form 10-K, File No. 0-22387, effective March 27, 2000)

10.4	Employment agreement by and between DCB Financial Corp, its wholly-owned subsidiary The Delaware County Bank and Trust Company, and Jeffrey Benton (incorporated by reference to Registrant’s Form 8-K, File No. 0-22387, effective March 3, 2008).

10.5	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D to our Proxy Statement, as filed with the SEC on Schedule 14A on April 14, 2004)

13	Annual Report to Shareholders

21	Subsidiaries of DCB Financial Corp

23.1	Consent of BKD LLP

23.2	Consent of Grant Thornton LLP

31.1	Rule 13a-14 (a) Certifications

31.2	Rule 13a-14 (a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009	DCB FINANCIAL CORP
	By:	/s/ JEFFREY T. BENTON
Jeffrey T. Benton, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Dated: March 30, 2009

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