Form 10-Q
period 2009-03-31
DCB FINANCIAL CORP
filed 2009-05-11
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐      No ☑
As of May 8, 2009, the latest practicable date, 3,717,385 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
For the Three Month Periods Ended March 31, 2009 and 2008

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Item 1. Financial Statements

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and due from financial institutions	$12,722	$19,632
Interest-bearing deposits	18,992	10,000
Federal funds sold	17,000	4,000

Total cash and cash equivalents	48,714	33,632
Securities available for sale, at fair value	106,648	111,360
Securities held to maturity, at amortized cost	8,002	8,002

Total securities	114,650	119,362
Loans held for sale, at lower of cost or market	4,732	1,083
Loans	514,159	513,213
Less allowance for loan losses	(7,020)	(6,137)

Net loans	507,139	507,076
Real estate owned	4,447	5,071
Investment in FHLB stock	3,778	3,796
Premises and equipment, net	15,197	15,537
Investment in unconsolidated affiliates	1,283	1,277
Bank-owned life insurance	15,790	15,623
Accrued interest receivable and other assets	12,975	10,107

Total assets	$728,705	$712,564

LIABILITIES
Deposits
Noninterest-bearing	$52,570	$49,018
Interest-bearing	533,852	516,135

Total deposits	586,422	565,153
Federal funds purchased and other short-term borrowings	4,459	5,370
Federal Home Loan Bank advances	80,109	83,014
Accrued interest payable and other liabilities	2,830	2,968

Total liabilities	673,820	656,505

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 issued	3,785	3,785
Retained earnings	63,564	64,933
Treasury stock, at cost, 556,523 shares	(13,494)	(13,494)
Accumulated other comprehensive income	1,030	835

Total shareholders’ equity	54,885	56,059

Total liabilities and shareholders’ equity	$728,705	$712,564

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Interest and dividend income
Loans	$7,104	$8,801
Taxable securities	1,027	885
Tax-exempt securities	274	231
Federal funds sold and other	77	223

Total interest income	8,482	10,140

Interest expense
Deposits	2,295	3,571
Borrowings	910	1,099

Total interest expense	3,205	4,670

Net interest income	5,277	5,470

Provision for loan losses	3,435	600

Net interest income after provision for loan losses	1,842	4,870

Noninterest income
Service charges on deposit accounts	598	611
Trust department income	236	287
Net gain on sale of securities	—	278
Net loss on sales of assets	(25)	(30)
Gains on sale of loans	51	62
Treasury management fees	135	107
Data processing servicing fees	135	178
Earnings on bank owned life insurance	167	165
Other	101	120

Total noninterest income	1,398	1,778

Noninterest expense
Salaries and employee benefits	2,524	2,549
Occupancy and equipment	1,067	991
Professional services	163	159
Advertising	91	109
Postage, freight and courier	85	91
Supplies	77	70
State franchise taxes	169	69
Federal deposit insurance premiums	160	23
Other	739	790

Total noninterest expense	5,075	4,851

Income (loss) before income taxes (credit)	(1,835)	1,797

Income tax expense (credit)	(764)	499

Net income (loss)	$(1,071)	$1,298

Basic and diluted earnings (loss) per common share	$(0.29)	$0.35

Dividends per share	$0.08	$0.16

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008

Net income (loss)	$(1,071)	$1,298

Reclassification adjustment for realized gains, net of tax of $95	—	(183)

Unrealized gains on securities available for sale, net of taxes of $100 and $279 for the respective periods	195	541

Comprehensive income (loss)	$(876)	$1,656

Accumulated other comprehensive income	$1,030	$445

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008

Cash flows provided by (used in) operating activities	$(3,743)	$2,973

Cash flows provided by (used in) investing activities
Securities available for sale
Purchases	(7,479)	(23,861)
Maturities, principal payments and calls	12,411	12,487
Net change in loans	(3,447)	1,740
Proceeds from sale of real estate owned	560	80
Investment in unconsolidated affiliate	(6)	—
Premises and equipment expenditures	(99)	(1,063)

Net cash flows provided by (used in) investing activities	1,940	(10,617)

Cash flows provided by financing activities
Net change in deposits	21,269	51,877
Net change in federal funds purchased and other short-term borrowings	(911)	(12,416)
Repayment of Federal Home Loan Bank advances	(2,905)	(2,503)
Cash dividends paid	(568)	(600)

Net cash provided by financing activities	16,885	36,358

Net change in cash and cash equivalents	15,082	28,714

Cash and cash equivalents at beginning of period	33,632	32,068

Cash and cash equivalents at end of period	$48,714	$60,782

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$3,141	$4,219

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gains on securities designated as available for sale, net of tax benefits	$195	$541

Transfers from loans to real estate owned	$—	$597

Cash dividends declared but unpaid	$595	$560
See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These consolidated interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at March 31, 2009, and its results of operations and cash flows for the three month periods ended March 31, 2009 and 2008. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2008 Annual Report. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2008 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the entire year.
The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, Datatasx LLC and ORECO (collectively referred to herein after as the “Corporation”). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Management considers the Corporation to operate within one business segment, banking.
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
Earnings per share
Earnings per common share is net income divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares under stock options. Weighted-average shares for basic and diluted earnings per share are presented below.

	Three Months Ended
	March 31,
	2009	2008

Weighted-average common shares outstanding (basic)	3,717,385	3,717,385

Dilutive effect of assumed exercise of stock options	—	—

Weighted-average common shares outstanding (diluted)	3,717,385	3,717,385

Options to purchase 159,284 shares of common stock with a weighted-average exercise price of $22.92, for the three month period ending March 31, 2009 were outstanding, but were excluded from the computation of common share equivalents for the three month period because the exercise price was greater than the average fair value of the shares.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
Options to purchase 164,002 shares of common stock with a weighted-average exercise price of $22.92, were outstanding at March 31, 2008, but were excluded from the computation of common share equivalents for the period then ended because the exercise price was greater than the average stock price during the reported period.
Stock option plan
The Corporation’s shareholders approved an employee share option plan (the “Plan”) in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. No shares were granted for the period ending March 31, 2009. At March 31, 2009, approximately 49,854 shares were exercisable and 140,130 shares were available for grant under this plan.
The Corporation accounts for its stock option plan in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants: dividend yield of 2.75% for 2008, expected volatility of 12.0% for 2008, risk-free interest rates with 2.25% for 2008, and expected lives of 10 years for each grant. At March 31, 2009 and December 31, 2008, outstanding options had no intrinsic value.
The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Corporation’s stock.
The Corporation recorded $32 and $20 in compensation cost for equity-based awards that vested during the three months ended March 31, 2009 and 2008, respectively. The Corporation has $309 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of March 31, 2009, which is expected to be recognized over a weighted-average period of 4.3 years.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
A summary of the status of the Corporation’s stock option plan as of March 31, 2009 and December 31, 2008, and changes during the periods then ended are presented below:

Three Months Ended
March 31, 2009
WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING
		EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of period	159,284	$22.92	9.2 years
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at end of period	159,284	$22.92	8.9 years

Options exercisable at period end	49,854	$24.50

		Year Ended
		December 31,
		2008
			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING
		EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of year	108,051	$25.80	8.9 years
Granted	57,643	16.90	9.8 years
Forfeited	(6,410)	22.46
Exercised	—	—

Outstanding at end of year	159,284	$22.92	9.2 years

Options exercisable at year end	39,220	$26.03

Weighted-average fair value of options granted during the year		$1.01

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
The following information applies to options outstanding at March 31, 2009:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES

104,220	$23.00 - $30.70
55,064	$16.90
Recent Accounting Standards: In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations”, which replaces SFAS 141. The Statement applies to all transactions or other events in which one entity obtains control of one or more businesses. It requires all assets acquired, liabilities assumed and any noncontrolling interest to be measured at fair value at the acquisition date. The Statement requires certain costs such as acquisition-related costs that were previously recognized as a component of the purchase price, and expected restructuring costs that were previously recognized as an assumed liability, to be recognized separately from the acquisition as an expense when incurred.
FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 as to the Corporation) and may not be applied before that date. The Corporation adopted SFAS 141 (R) effective January 1, 2009, as required, without material effect on the Corporation’s financial statements.
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
SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Corporation adopted SFAS No. 160 effective January 1, 2009, as required, without material effect on the Corporation’s financial statements.
In April 2009, the FASB issued three new FASB Staff Positions (FSPs) to address: (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair value of financial instruments, as follows:
FASB Staff Position (FSP) 157-4 “Determining When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” addresses the criteria to be used in the determination of an active market in determining whether observable transactions are Level 1 or Level 2 under the framework established by FAS 157. The FSP reiterates fair value is based on the notion of exit price in an orderly transaction between willing market participants at the valuation date. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
In addition, the FASB issued FSP 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” The FASB has concluded that changes were necessary to the process for determining whether impairment on debt securities is other-than-temporary. The FSP replaces the requirement that an entity’s management must assert it has both the intent and the ability to hold an impaired debt security until recovery with a requirement that management assert:
•	It does not have the intent to sell the security; and

•	It is more-likely-than-not it will not have to sell the security before recovery of its amortized cost basis less any current period credit losses
If those two assertions are true, only the portion of the impairment due to credit loss is recorded in income. Other portions of the impairment (any portions not related to credit loss) are recorded in other comprehensive income. Credit loss is defined in the FSP as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a credit loss exists) and an other-than-temporary impairment shall be considered to have occurred and the portion of the loss attributable to the credit loss is recorded in net income. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.
Finally, the FASB issued FSB 107-1 and APB 28-1 “Interim Disclosures About Fair Values of Financial Instruments.” This FSP requires publicly traded companies to include disclosures about fair value in interim financial statements for all financial instruments within the scope of FAS 107. The specific disclosures required include the method(s) and significant assumptions used to estimate the fair value of financial instruments, as well as changes in those methods and assumptions, and the carrying values of those instruments. The disclosures must clearly identify how the carrying value reported in the disclosures relates to what is reported in the statement of financial position. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.
Management is currently evaluating the provisions of the three FSPs, but does not expect the adoption to have a material effect on the Corporation’s financial statements.
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
The most significant accounting policies followed by the Corporation are presented in Note 1 of Notes to Consolidated Financial Statements contained in the Corporation’s 2008 Annual Report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	March 31, 2009
U.S. Government and agency obligations	$27,933	$702	$—	$28,635
State and municipal obligations	31,080	352	(306)	31,126
Corporate bonds	1,014	5	(6)	1,013
Mortgage-backed and related securities	45,004	838	(35)	45,807

Total debt securities	105,031	1,897	(347)	106,581

Other securities	57	10	—	67

Total	$105,088	$1,907	$(347)	$106,648

The amortized cost and estimated fair values of securities held to maturity were as follows:

		Estimated
	Amortized	Fair
	Cost	Value
	March 31, 2009

Collateralized debt obligations	$8,002	$4,081

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2009:

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

State and municipal obligations	36	$13,124	$(290)	1	$363	$(16)	37	$13,487	$(306)
Collateralized debt obligations	—	—	—	2	4,081	(3,921)	2	4,081	(3,921)
Corporate bonds	1	502	(6)	—	—	—	1	502	(6)
Mortgage-backed and other securities	27	1,932	(8)	16	1,777	(27)	43	3,709	(35)

Total temporarily
impaired securities	64	$15,558	$(304)	19	$6,221	$(3,964)	83	$21,779	$(4,268)

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Management has the intent and ability to hold these securities until the values recover up to the Corporation’s cost basis. The decline in the fair values of the state and municipal obligations and the mortgage-backed securities is primarily due to the effects of changes in market interest rates. The fair values are expected to recover as the securities approach maturity dates.
The collateralized debt obligations included in the above schedule are categorized as held-to-maturity, and were priced utilizing a Level 3 methodology due to the inactivity in the market for these types of securities and the unavailability of standard market pricing. Management was able to obtain pricing from a third-party that was based on the third-party’s assumptions regarding cash flow, potential credit losses and the principal prepayment speeds. Management has the intent and ability to hold these securities to maturity, and based on recent analysis expects to receive full principal and interest payments according to the obligations terms based on the underlying strength and performance of the collateral. Management has concluded that the obligations are not other than temporarily impaired at March 31, 2009.
Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).
At March 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The amortized cost and estimated fair value of all debt securities at March 31, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized	Fair
	Cost	Value

Due in one year or less	$2,390	$2,439
Due from one to five years	16,266	16,597
Due from five to ten years	24,094	24,525
Due after ten years	25,279	21,294
Mortgage-backed and related securities	45,004	45,807

Total debt securities	113,033	110,662
Other securities	57	67

Total	$113,090	$110,729

Securities with a carrying value of $99,433 at March 31, 2009 were pledged to secure public deposits and other obligations.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 3 — LOANS
Loans were as follows:

March 31,
2009

Commercial and industrial	$47,033
Commercial real estate	214,381
Residential real estate and home equity	193,773
Real estate construction and land development	36,347
Consumer and credit card	22,478

514,012
Add: Net deferred loan origination costs	147

Total loans receivable	$514,159

NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended
	March 31,
	2009	2008

Balance at beginning of period	$6,137	$8,298
Provision for loan losses	3,435	600
Loans charged off	(2,654)	(1,173)
Recoveries	102	50

Balance at end of period	$7,020	$7,775

Nonperforming loans were as follows:

	March 31,	December 31,
	2009	2008

Loans past due 90 days or more and still accruing	$1,045	$1,146
Nonaccrual loans	6,000	4,698

Total	$7,045	$5,844

Impaired loans are as follows:

Loans with no allocated allowance for unconfirmed loan losses	$3,485	$4,644
Loans with allocated allowance for unconfirmed loan losses	13,575	8,166

Total	$17,060	$12,810

Amount of the allowance for loan losses allocated to unconfirmed losses on impaired loans	$3,238	$2,767

Average of impaired loans during the period	$12,890	$13,301

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 5 — FAIR VALUE MEASUREMENTS
The Corporation accounts for fair value measurements in accordance with SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008.

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2009
Available for sale securities	$106,648	$1,067	$105,581	$—
December 31, 2008
Available for sale securities	111,360	1,926	109,434	—

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
     Impaired loans
At March 31, 2009 and December 31, 2008, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.
     Real Estate Owned
Real estate acquired through, or in lieu of, loan foreclosure is held for sale and initially recorded at fair value (based on current appraised value) at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Management has determined fair value measurements on real estate owned primarily through evaluations of appraisals performed.
The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2009
Impaired loans	$3,705	$—	$—	$3,705
Real estate owned	1,042	—	—	1,402
December 31, 2008
Impaired loans	5,528	—	—	5,528
NOTE 6 — SUBSEQUENT EVENT
In February 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund (DIF). The amended restoration plan extended the period of time to raise the DIF reserve ratio to 1.15 percent from five to seven years. The amended restoration plan also includes a final rule that sets assessment rates. Under this final rule, beginning on April 1, 2009 the Corporation expects the FDIC premium assessed to the Corporation to increase.
The Board of the FDIC also adopted an interim rule imposing a 20 basis point special assessment on insured institutions as of June 30, 2009 which will be payable on September 30, 2009. The interim rule would also allow the assessment of additional special assessments of up to 10 basis points after June 30, 2009 as deemed necessary. On March 5, 2009, the FDIC announced its intention to cut the agencies planned special emergency assessment, from 20 to up to 10 basis points, provided that Congress clears legislation expanding the FDIC’s line of credit with Treasury to $100 billion.
While the Corporation has not fully evaluated the impact the increased assessment rates and the pending special assessment will have on the 2009 financial results, it is anticipated the impact will be material to the 2009 results of operations.
Item 1A. Risk Factors
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2008.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at March 31, 2009, compared to December 31, 2008, and the consolidated results of operations for the three months ended March 31, 2009, compared to the same period in 2008. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
Overview of the first quarter of 2009
The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, trust, and other wealth management services. The Bank also provides treasury management, bond registrar and paying agent services.
The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been under some pressures mainly attributable to an overall

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
slow down in economic activity and related increases in unemployment levels, loan foreclosure volume and a decline in real estate values. The Corporation’s business has been under pressure due primarily to market interest rate conditions, competition and a slow down in the economy. Real estate values, especially in the Bank’s core geographic area, have declined during the past several years and the lower values have continued into the first three months of 2009.
•	The Corporation’s assets totaled $728,705 at March 31, 2009, compared to $712,564 at December 31, 2008, an increase of $16,141, or 2.3%. The increase in assets was mainly attributed to cash and cash equivalents.

•	Net loss for the first three months of 2008 totaled $1,071, compared to net income in the same period in 2008 of $1,298.

•	The provision for loan losses totaled $3,435 for the three months ended March 31, 2009 compared to $600 in the first three months of 2008. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.

•	With the flattening of the yield curve during 2008, the Corporation’s net interest margin decreased from the preceding period. Net interest income decreased to $5,277 for the three months ended in 2009 compared to $5,470 for the same period in 2008. The $193 decrease was mainly attributed to credit issues and non-accrual loans compared to the same period in the prior year.

•	The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges, in pricing and variety of accounts it offers to the depositor. The Corporation confirms this by completing regular rate shops and comparisons versus competing financial services companies. The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus spread over funding costs. The interest spread depends on the overall account relationship and the creditworthiness of the borrower.

•	Deposit rates are reviewed weekly by management and are generally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area, develop funding opportunities while earning an adequate interest rate margin.
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $728,705 at March 31, 2009, compared to $712,564 at December 31, 2008, an increase of $16,141, or 2.3%. Cash and cash equivalents increased from $33,632 at December 31, 2008 to $48,714 at March 31, 2009 as a result of the Bank’s initiatives to increase liquidity. Total securities decreased from $119,362 at December 31, 2008 to $114,650 at March 31, 2009. Management utilizes this classification to provide the Corporation with the flexibility to move funds into loans as demand warrants.
The increase in federal funds sold and interest-bearing deposit balances is attributed to strong deposit growth. The decrease in investment securities was primarily due to calls and principal repayments and as a result of the Bank’s initiatives to increase liquidity. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The mortgage-backed securities portfolio, totaling $45,807 at March 31, 2009, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. The Corporation held no structured notes during any period presented.
Total loans, including loans held for sale, increased $4,595, or 0.9%, from $514,296 at December 31, 2008 to $518,891 at March 31, 2009. Commercial and industrial, construction and consumer financing experienced decreases in loans outstanding. The Corporation continues to see growth and good loan opportunities in commercial real estate loans, as many large banks have cut back on lending.
Total deposits increased $21,269, or 3.8%, from $565,153 at December 31, 2008 to $586,422 at March 31, 2009. Deposit growth stems primarily from increased CDARS balances, which provide increased levels of FDIC insurance coverage for CDs. The Bank had approximately $168,000 in CDARS deposits outstanding at March 31, 2009. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage growth of its deposits. Noninterest-bearing deposits increased $3,552, or 7.2%, and interest bearing deposits increased $17,717, or 3.4% during the quarter ended March 31, 2009.
The Corporation utilizes a variety of alternative funding sources due to competitive challenges within its primary market as borrowings were repaid with proceeds from deposit growth. Total borrowings decreased $3,816 during the three months ended March 31, 2009, from $88,384 at December 31, 2008. Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed-rate loans. Continued reliance on borrowings outside of normal deposit growth may increase the Corporation’s overall cost of funds.
COMPARISON OF RESULTS OF OPERATIONS
Net Income. The Corporation reported a net loss for the three months ended March 31, 2009 totaling $1,071, compared to net income of $1,298 for the same period in 2008. The per share loss was $0.29 for the three months ended March 31, 2009 compared to $0.35 earnings per share for the three months ended March 31, 2008. Net income was negatively impacted by increases in provision expense associated with commercial and commercial real estate loan portfolios. Additionally, operating expenses increased due primarily to increases in state franchise taxes and FDIC insurance costs.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $5,277 for the three months ended March 31, 2009 and $5,470 for the same period in 2008. An overall decline in loan balances coupled with a decreased net interest margin, period to period, contributed to the reduced interest income. However, due to recent pricing initiatives in both loans and deposits, net interest income increased over the fourth quarter of 2008.
Strong deposit pricing competition and lower overall rates have continued to pressure the net interest margin, though the margin increased over the fourth quarter of 2008. The Bank has mainly experienced growth primarily in CDARS deposits along with good growth in most other deposit products. This has helped reduce funding costs by reducing balances of brokered CDs and borrowed funds. Increased funding costs may further negatively impact the net interest margin in future periods if the current competitive environment remains in effect. The Corporation has been able to reduce its overall borrowings, mainly through the FHLB, by replacing them with customer deposits that have grown significantly. The Corporation’s net interest margin for the first quarter declined slightly compared to the first quarter 2008, from 3.47% to 3.39%, due to increased cash equivalent balances which earn a lower yield, but provide necessary liquidity to the Bank’s balance sheet.

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
The provision for loan losses totaled $3,435 for the three months ended March 31, 2009, compared to $600 for the same period in 2008. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. The largest percentage of charge-offs during 2009 was attributed to the economic conditions that affected the Columbus investment property, indirect portfolios and one large commercial loan. Non-accrual loans at March 31, 2009 decreased to $6,000 from $11,990 at March 31, 2008. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. In addition, delinquent loans over thirty days from period to period decreased to 1.91% at March 31, 2009 from 3.27% at March 31, 2008, and again are mainly attributed to the real estate investment portfolio. Delinquent loans over thirty days decreased slightly to 1.91% at March 31, 2009 from 1.92% at December 31, 2008. Management will continue to focus on activities related to monitoring, collection, and workout of delinquent loans. Management also continues to monitor exposure to industry segments, and believes that the loan portfolio remains adequately diversified.
Net charge-offs for the three months ended March 31, 2009 increased to $2,552, compared to $1,123 for the three months ended March 31, 2008. Annualized net charge-offs for the three months ended March 31, 2009 were 2.00% compared to 0.86% at March 31, 2008. Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level. The balance of the allowance for loan losses was $7,020, or 1.37% of total loans at March 31, 2009, compared to $6,137, or 1.20% of total loans at December 31, 2008.
To assist in identifying potential loan losses, management maintains a methodology for establishing appropriate loan loss values. A Board-approved policy directs management to “develop and maintain an appropriate, systematic, and consistently applied process to determine the amounts of the Allowance for Loan Losses.” The methodology that management adopted involves identifying both specific and non-specific components. The specific allowance allocation is determined from information provided through the Bank’s watch list, loan review function and loan grade status applied to specific credits. The allocated allowance is developed by utilizing historical net loss components for each identified segment of the loan portfolio. Additionally, current economic condition factors are used to adjust the historical net loss components. Management performs an analysis of the loan portfolio on a monthly basis, and evaluates economic conditions as they relate to potential credit risk within its portfolios on a quarterly basis.
Noninterest Income. Total noninterest income decreased $380, or 21.4%, for the three months ended March 31, 2009, compared to the same period in 2008. The decrease was primarily attributable to the Bank’s partial redemption of its equity interest in Visa Inc.’s initial public offering during the first quarter 2008, which provided a pretax gain of $278 for that period. The change in noninterest income revenues from period to period was also attributed to a decrease in trust revenue caused by declining investable balances and market conditions.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Noninterest Expense. Total noninterest expense increased $224, or 4.6%, for the three months ended March 31, 2009, compared to the same period in 2008. The increase was primarily the result of occupancy expense related to the Corporation’s branch expansion coupled with an increase in the Corporation’s state franchise taxes and Federal deposit insurance premiums. Salaries and benefits expense decreased as a result of staff reductions.
Income Taxes. The Corporation recorded a tax credit totaling $764 for the three months ended March 31, 2009, compared to tax expense of $499 in 2008. The change in income tax expense (benefit) is primarily attributable to the decrease in pre-tax income coupled with an increase in tax exempt income.
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
Cash and cash equivalents increased $15,082, or 44.8%, to $48,714 at March 31, 2009 compared to $33,632 at December 31, 2008. Cash and equivalents represented 6.7% of total assets at March 31, 2009 and 4.7% of total assets at December 31, 2008. Management has elected to hold large cash and cash equivalent balances to have more flexibility in terms of funding because of the unusually tight liquidity and credit markets in the current economic environment. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.
CAPITAL RESOURCES
Total shareholders’ equity decreased $1,174, or 2.1%, between December 31, 2008 and March 31, 2009. The decrease was primarily due to period net losses of $1,071 and the declaration of $297 in dividends, offset somewhat by the increase of $195 in unrealized losses on available for sale securities.
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
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 11.0% at March 31, 2009, while the Tier 1 risk-based capital ratio was 9.7%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 7.4% at March 31, 2009.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of March 31, 2009.

	PAYMENT DUE BY YEAR
CONCTRACTUAL		Less than			More than
OBLIGATIONS	Total	1 year	1-3 years	3-5 years	5 years
FHLB advances	$80,109	$8,987	$26,744	$37,076	$7,302
Federal funds purchased and other short-term borrowings	4,459	4,459	—	—	—
Operating lease obligations	6,705	699	1,866	1,864	2,276
Loan and line of credit commitments	74,536	74,536	—	—	—

Total Contractual Obligations	$165,809	$88,681	$28,610	$38,940	$9,578

In addition the Corporation has an investment in an unconsolidated affiliate in a mezzanine financing fund with an outstanding commitment of $1,103.
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
The Corporation’s 2008 Annual Report includes a table depicting the changes in the Corporation’s interest rate risk as of December 31, 2008, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +300 basis points in market interest rates. Management believes that no events have occurred since December 31, 2008 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.
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
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended March 31, 2009
PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings:

There are no matters required to be reported under this item.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
Maximum Number (or
			(c)	Approximate Dollar
			Total Number of Shares	Value) of Shares
	(a)		(or Units) Purchased	(or Units) that May
	Total Number of	(b)	as Part of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share (or Unit)	Programs(1)	Programs
Month #l 1/1/2009 to 1/31/2009	—	—	—	—
Month #2 2/1/2009 to 2/28/2009	—	—	—	—
Month #3 3/1/2009 to 3/31/2009	—	—	—	—
Total	—	—	—	184,907

(1)	On August 16, 2007, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended March 31, 2009
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

DCB FINANCIAL CORP (Registrant)
Date: May 11, 2009	/s/ Jeffrey Benton
Jeffrey Benton
President and Chief Executive Officer

Date: May 11, 2009	/s/ John A. Ustaszewski
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