Form 10-Q
period 2009-06-30
DCB FINANCIAL CORP
filed 2009-08-10
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2009
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
Large accelerated filers ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes  ☐     No ☑
As of August 7, 2009, the latest practicable date, 3,717,385 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
For the Six and Three Month Periods Ended June 30, 2009 and 2008

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Item 1. Financial Statements

	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS
Cash and due from financial institutions	$7,385	$19,632
Interest bearing deposits	36,990	10,000
Federal funds sold and overnight investments	10,000	4,000

Total cash and cash equivalents	54,375	33,632
Securities available for sale, at fair value	81,235	111,360
Securities held to maturity, at amortized cost	8,002	8,002

Total securities	89,237	119,362
Loans held for sale, at lower of cost or market	4,819	1,083
Loans	500,795	513,213
Less allowance for loan losses	(7,995)	(6,137)
Net loans	492,800	507,076

Real estate owned	4,672	5,071
Investment in FHLB stock	3,814	3,796
Premises and equipment, net	14,970	15,537
Investment in unconsolidated affiliates	1,321	1,277
Bank-owned life insurance	15,957	15,623
Accrued interest receivable and other assets	9,234	10,107

Total assets	$691,199	$712,564

LIABILITIES
Deposits
Noninterest-bearing	$49,952	$49,018
Interest-bearing	513,655	516,135

Total deposits	563,607	565,153
Federal funds purchased and other short-term borrowings	4,386	5,370
Federal Home Loan Bank advances	65,610	83,014
Accrued interest payable and other liabilities	3,444	2,968

Total liabilities	637,047	656,505

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 issued	3,785	3,785
Retained earnings	63,280	64,933
Treasury stock, at cost, 556,523 shares	(13,494)	(13,494)
Accumulated other comprehensive income	581	835

Total shareholders’ equity	54,152	56,059

Total liabilities and shareholders’ equity	$691,199	$712,564

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans	$7,230	$8,319	$14,334	$17,120
Taxable securities	820	1,009	1,847	1,894
Tax-exempt securities	252	249	526	480
Federal funds sold and other	32	210	109	433

Total interest income	8,334	9,787	16,816	19,927

Interest expense
Deposits	1,919	3,119	4,214	6,690
Borrowings	836	1,007	1,746	2,106

Total interest expense	2,755	4,126	5,960	8,796

Net interest income	5,579	5,661	10,856	11,131

Provision for loan losses	1,707	600	5,142	1,200

Net interest income after provision for loan losses	3,872	5,061	5,714	9,931

Noninterest income
Service charges on deposit accounts	650	663	1,248	1,274
Trust department income	234	225	470	512
Net gains on sale of securities	462	—	462	278
Net losses on sale of assets	(135)	(86)	(160)	(116)
Gains on sale of loans	139	75	190	137
Treasury management fees	136	144	271	251
Data processing servicing fees	138	183	273	361
Earnings on bank owned life insurance	167	165	334	330
Other	94	147	195	267

Total noninterest income	1,885	1,516	3,283	3,294

Noninterest expense
Salaries and employee benefits	2,603	2,561	5,127	5,110
Occupancy and equipment	1,087	1,074	2,154	2,065
Professional services	360	250	523	409
Advertising	94	99	185	208
Postage, freight and courier	68	53	153	144
Supplies	77	81	154	151
State franchise taxes	169	122	338	191
Federal deposit insurance premiums	494	22	654	45
Other	1,322	684	2,061	1,474

Total noninterest expense	6,274	4,946	11,349	9,797

Income (loss) before income taxes (credits)	(517)	1,631	(2,352)	3,428

Income tax expenses (credits)	(308)	407	(1,072)	906

Net income (loss)	$(209)	$1,224	$(1,280)	$2,522

Basic and diluted earnings (loss) per common share	$(0.06)	$0.33	$(0.34)	$0.68

Dividends per share	$0.02	$0.16	$0.04	$0.32

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(209)	$1,224	$(1,280)	$2,522

Reclassification adjustment for realized gains included in net income, net of tax of $157, $157 and $95 for the respective periods	(305)	—	(305)	(183)

Unrealized gain (loss) on securities available for sale, net of taxes (benefits) of ($74), ($699), $26 and $(420) for for the respective periods	(144)	(1,357)	51	(816)

Comprehensive income (loss)	$(658)	$(133)	$(1,534)	$1,523

Accumulated other comprehensive income (loss)	$581	$(912)	$581	$(912)

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flows provided by operating activities	$431	$3,928

Cash flows provided by (used in) investing activities
Securities available for sale
Purchases	(11,472)	(46,813)
Maturities, principal payments and calls	25,109	23,229
Sales	17,439	—
Net change in loans	9,324	2,270
Proceeds from sale of real estate owned	645	—
Investment in unconsolidated affiliate	(45)	—
Premises and equipment expenditures	(383)	(1,918)

Net cash provided by (used in) investing activities	40,617	(23,232)

Cash flows provided by (used in) financing activities
Net change in deposits	(1,546)	37,660
Net change in federal funds purchased and other short-term borrowings	(984)	(1,226)
Repayment of Federal Home Loan Bank advances	(17,404)	(5,208)
Cash dividends paid	(371)	(1,194)

Net cash provided by (used in) financing activities	(20,305)	30,032

Net change in cash and cash equivalents	20,743	10,728

Cash and cash equivalents at beginning of period	33,632	32,068

Cash and cash equivalents at end of period	$54,375	$42,796

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$6,065	$8,786

Income taxes	$—	$850

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on securities designated as available for sale, net of tax benefits	$51	$(816)

Transfer from loans to real estate owned	$897	$2,047

Loans originated upon sale of real estate owned	$397	$190

Cash dividends declared but unpaid	$74	$595
See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at June 30, 2009, and its results of operations for the three and six month periods ended June 30, 2009 and 2008 and its cash flows for the six month periods ended June 30, 2009 and 2008. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2008 Annual Report on Form 10-K. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2008 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that can be expected for the entire year.
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
Earnings (loss) per share
Earnings (loss) per common share is net income (loss) divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares under stock options. The computation of earnings (loss) per share is based on the following weighted-average shares outstanding for the periods ended June 30, 2009 and 2008.

	Three and Six Months Ended
	June 30,
	2009	2008
Basic and diluted weighted-average common shares outstanding	3,717,385	3,717,385
Options to purchase 208,711 shares of common stock with a weighted-average exercise price of $19.59 were outstanding, but were excluded from the computation of common share equivalents for both the three and six month periods ended June 30, 2009, because the exercise price was greater than the average fair value of the shares.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
Options to purchase 162,321 shares of common stock with a weighted-average exercise price of $24.98 were outstanding, but were excluded from the computation of common share equivalents for both the three and six month periods ended June 30, 2008, because the exercise price was greater than the average fair value of the shares.
Stock option plan
The Corporation’s shareholders approved an employee share option plan (the “Plan”) in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. During the six months ended June 30, 2009, options for 55,566 shares were granted to employees under the plan, at a weighted average exercise price of $8.93. At June 30, 2009, 66,069 shares were exercisable and 90,703 shares were available for grant under this plan.
The Corporation accounts for its stock option plan in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants: dividend yield of 1.00% for 2009 and 2.75% for 2008; expected volatility of 12.0% for both 2009 and 2008; risk-free interest rates of 1.00% for 2009 and 2.25% for 2008; and expected lives of 10 years for each grant. At June 30, 2009 and December 31, 2008, outstanding options had no intrinsic value.
The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Corporation’s stock.
The Company recorded $57 and $43 in compensation cost for equity-based awards that vested during the six months ended June 30, 2009 and 2008, respectively. The Corporation has $327 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of June 30, 2009, which is expected to be recognized over a weighted-average period of 4.3 years.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
A summary of the status of the Corporation’s stock option plan as of June 30, 2009 and December 31, 2008, and changes during the periods then ended are presented below:

		Six Months Ended
		June 30,
		2009
			WEIGHTED
		WEIGHTED	AVERAGE REMAINING
		AVERAGE EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of period	159,284	$22.92	9.2 years
Granted	55,566	8.93	10.0 years
Forfeited	(6,139)	23.78
Exercised	—	—

Outstanding at end of period	208,711	$19.59	9.6 years

Options exercisable at period end	66,069	$24.77

Weighted-average fair value of options granted during the period		$0.76

		Year Ended
		December 31,
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The following information applies to options outstanding at June 30, 2009:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES
99,265	$23.00 — $30.70
53,880	$16.90
55,566	$7.50 — $9.00
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
Management adopted the three FSPs, effective June 30, 2009, as required, without material effect on the Corporation’s financial statements.
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Corporation adopted SFAS No. 165 as of June 30, 2009, which was the required effective date.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets: an Amendment of FASB Statement No. 140. SFAS No. 166 changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 166 also eliminates the exemption from consolidation for qualifying special-purpose entities (QSPEs). As a result, all existing QSPEs need to be evaluated to determine whether the QSPE should be consolidated in accordance with SFAS No. 166.
SFAS No. 166 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009 (January 1, 2010 as to the Corporation), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions of SFAS No. 166 must be applied to transfers that occur on or after the effective date. Early application is prohibited. SFAS No. 166 also requires additional disclosures about transfers of financial assets that occur both before and after the effective date. The Corporation does not believe that the adoption of SFAS No. 166 will have a significant effect on its consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R), to improve how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things, SFAS No. 167 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated. SFAS No. 167 requires an entity to provide significantly more disclosures about its involvement with VIEs. As a result, the Corporation must comprehensively review its involvements with VIEs and potential VIEs, including entities previous considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures.
SFAS No. 167 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 as to the Corporation) and for interim periods within the first annual reporting period. Earlier application is prohibited. The Corporation does not believe that the adoption of SFAS No. 167 will have a significant effect on its consolidated financial statements.
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
NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	June 30, 2009

U.S. Government and agency obligations	$15,568	$194	$(42)	$15,720
State and municipal obligations	27,624	287	(211)	27,700
Corporate bonds	1,013	—	(70)	943
Mortgage-backed securities	36,094	733	(24)	36,803

Total debt securities	80,299	1,214	(347)	81,166

Other securities	57	27	(15)	69

Total	$80,356	$1,241	$(362)	$81,235

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	December 31, 2008

U.S. Government and agency obligations	$32,492	$705	$—	$33,197
State and municipal obligations	29,221	286	(346)	29,161
Mortgage-backed securities	48,324	658	(52)	48,930

Total debt securities	110,037	1,649	(398)	111,288

Other securities	57	30	(15)	72

Total	$110,094	$1,679	$(413)	$111,360

The amortized cost and estimated fair values of securities held to maturity were as follows:

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Value
June 30, 2009

Collateralized debt obligations	$8,002	$3,579	$4,423

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Value
December 31, 2008

Collateralized debt obligations	$8,002	$3,923	$4,079

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2009:

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

U.S. Government and agency obligations	3	$3,062	$(42)	—	$—	$—	3	$3,062	$(42)
State and municipal obligations	21	7,457	(122)	9	3,976	(89)	30	11,433	(211)
Corporate bonds	2	943	(70)	—	—	—	2	943	(70)
Mortgage-backed and other securities	11	560	(6)	9	1,477	(33)	20	2,037	(39)
Collateralized debt obligations	—	—	—	2	4,423	(3,579)	2	4,423	(3,579)

Total temporarily impaired securities	37	$12,022	$(240)	20	$9,876	$(3,701)	57	$21,898	$(3,941)

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008:

	(Less than 12 months)			(12 months or longer)
		Estimated			Estimated			Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

State and municipal obligations	33	$12,246	$(342)	1	$302	$(2)	34	$12,548	$(344)
Collateralized debt obligations	—	—	—	2	4,079	(3,923)	2	4,079	(3,923)
Mortgage-backed securities and other	39	6,130	(37)	17	729	(30)	56	6,859	(67)

Total temporarily impaired securities	72	$18,376	$(379)	20	$5,110	$(3,955)	92	$23,486	$(4,334)

Management has the intent and ability to hold these securities until the values recover up to the Corporation’s cost basis. The decline in the fair values of the U.S. Government and agency obligations, the state and municipal obligations, the mortgage-backed securities and corporate bonds is primarily due to the effects of changes in market interest rates. The fair values are expected to recover as the securities approach maturity dates.
The collateralized debt obligations included in the above schedule are categorized as held-to-maturity, and were priced utilizing a Level 3 methodology due to the inactivity in the market for these types of securities and the unavailability of standard market pricing. Management was able to obtain pricing from a third-party that was based on the third-party’s assumptions regarding cash flow, potential credit losses and the principal prepayment speeds. Management has the intent and ability to hold these securities to maturity, and based on recent analysis expects to receive full principal and interest payments according to the obligations terms based on the underlying strength and performance of the collateral. Management has concluded that the obligations are not other than temporarily impaired at June 30, 2009.
Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).
At June 30, 2009, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The amortized cost and estimated fair value of all debt securities at June 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized	Fair
	Cost	Value

Due in one year or less	$1,050	$1,060
Due from one to five years	12,188	12,331
Due from five to ten years	16,647	16,759
Due after ten years	14,320	14,213
Mortgage-backed and related securities	36,094	36,803

Total debt securities	80,299	81,166
Other securities	57	69

Total	$80,356	$81,235

Securities with a carrying value of $75,124 at June 30, 2009 were pledged to secure public deposits and other obligations.
Sales of securities were as follows:

	Six Months Ended
	June 30,
	2009	2008

Proceeds from sales	$17,439	$278
Gross gains	462	278
Gains and losses on sales of securities are recognized on the specific identification method.
NOTE 3 — LOANS
Loans were as follows:

June 30,
2009

Commercial and industrial	$47,292
Commercial real estate	208,054
Residential real estate and home equity	188,542
Real estate construction and land development	35,060
Consumer and credit card	21,740

500,688
Add: Net deferred loan origination costs	107

Total loans receivable	$500,795

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance at beginning of period	$7,020	$7,775	$6,137	$8,298
Provision for loan losses	1,707	600	5,142	1,200
Loans charged off	(893)	(787)	(3,547)	(1,959)
Recoveries	161	96	263	145

Balance at end of period	$7,995	$7,684	$7,995	$7,684

Nonperforming loans were as follows:

	June 30,	December 31,
	2009	2008

Loans past due 90 days or more and still accruing	$691	$1,146
Nonaccrual loans	5,242	4,698

Total	$5,933	$5,844

Impaired loans were as follows:

Loans with no allocated allowance for unconfirmed loan losses	$2,216	$4,644
Loans with allocated allowance for unconfirmed loan losses	14,261	8,166

Total	$16,477	$12,810

Amount of the allowance for loan losses allocated to unconfirmed losses on impaired loans	$4,051	$2,767

Average of impaired loans during the period	$12,171	$13,301

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
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include equity and municipal securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Government and agency obligations, state and municipal obligations, corporate bonds and mortgage-backed securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include other less liquid securities.
The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2009
U.S. Government and agency obligations	$15,720	$—	$15,720	$—
State and municipal obligations	27,700	410	27,290	—
Corporate bonds	943	—	943	—
Mortgage-backed and other securities	36,872	69	36,803	—

Total	$81,235	$479	$80,756	$—

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2008
U.S. Government and agency obligations	$33,197	$—	$33,197	$—
State and municipal obligations	29,161	1,926	27,235	—
Mortgage-backed and other securities	49,002	71	48,931	—

Total	$111,360	$1,997	$109,363	$—

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Impaired loans
At June 30, 2009 and December 31, 2008, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.
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
The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2009
Impaired loans	$13,638	$—	$—	$13,638
Real estate owned	1,717	—	—	1,717

December 31, 2008
Impaired loans	$5,528	$—	$—	$5,528

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Carrying amount and estimated fair values of financial instruments were as follows:

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$54,375	$54,375	$33,632	$33,632
Securities available for sale	81,235	81,235	111,360	111,360
Securities held to maturity	8,002	3,552	8,002	4,079
Loans held for sale	4,819	4,819	1,083	1,083
Loans	500,795	503,272	513,213	517,956
FHLB stock	3,814	3,814	3,796	3,796
Accrued interest receivable	2,413	2,413	2,790	2,790

Financial liabilities
Noninterest-bearing deposits	$49,952	$49,952	$49,018	$49,018
Interest-bearing deposits	513,655	514,386	516,135	508,503
Federal funds purchased and other short-term borrowings	4,386	4,386	5,370	5,370
FHLB advances	65,610	65,187	83,014	82,258
Accrued interest payable	1,330	1,330	1,309	1,309
The estimated fair value of cash and cash equivalents, FHLB stock, accrued interest receivable, noninterest bearing deposits, federal funds purchased and other short-term borrowings and accrued interest payable approximates the related carrying amounts. Estimated fair value for securities held-to-maturity is based on independent third-party evaluation including discounted cash flows and other market assumptions. The first step is to evaluate the credit quality of the collateral and deal structure. This process produces a set of cash flows that are adjusted for expected credit events. These expected cash flows are then discounted off the 3 month Libor plus 200 basis points to produce a discounted cash flow valuation. The prices shown include various factors including the recognition that certain financial institution issuers in the underlying collateral pools have received approval for TARP, which is recognized as an overall reduction in the risk associated with the expected cash flows.
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 6 — SUBSEQUENT EVENT
Subsequent events have been evaluated through August 10, 2009, which is the date the financial statements were available to be issued.
Item 1A. Risk Factors
In addition to the risk factors previously disclosed in “Item 1A. Risk Factors” of Part I of DCB Financial Corps’ 2008 Form 10-K, the Corporation has identified the risk factor below as one that could materially affect the Corporation’s business, financial condition or future operating results. These risk factors are not the only risks the Corporation faces. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Corporation’s business, financial condition and/or operating results.
Increases in FDIC insurance premiums may have a material adverse affect on the Corporations’ earnings. During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the Federal Deposit Insurance Corporation (“FDIC”) and depleted the deposit insurance fund.
In addition, the FDIC instituted two temporary programs effective through December 31, 2009, to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund.
In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by 7 cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
In May 2009, the FDIC voted to impose a special assessment of 5 basis points calculated on the total assets less Tier One capital of insured institutions as of June 30, 2009, which will be collected on September 30, 2009. The rule also permits the FDIC to impose two additional emergency special assessments after June 30, 2009, of up to 5 basis points each if necessary, to maintain public confidence in federal deposit insurance. The Corporation recorded expense of approximately $325,000 at June 30, 2009 for the special assessment.
DCB Financial Corp is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, the Corporation may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may materially adversely affect the Corporations’ results of operations, financial condition and ability to continue to pay dividends on its common shares at the current rate or at all.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at June 30, 2009, compared to December 31, 2008, and the consolidated results of operations for the three and six months ended June 30, 2009, compared to the same periods in 2008. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
Overview of the second quarter of 2009
The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, trust, and other wealth management services. The Bank also provides treasury management, bond registrar and paying agent services.
The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been under some pressures mainly attributable to an overall

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
slowdown in economic activity and related increases in unemployment levels, loan foreclosure volume and a decline in real estate values. The Corporation’s business has been under pressure due primarily to market interest rate conditions, competition and a slowdown in the economy. Real estate values, especially in the Bank’s core geographic area, have declined during the past year and the lower values have continued into the first six months of 2009.
•	The Corporation’s assets totaled $691,199 at June 30, 2009, compared to $712,564 at December 31, 2008, a decrease of $21,365, or 3.0%. The decline is due primarily to an overall slowdown in loan volume.

•	Net loss for the three and six months ended June 30, 2009 totaled $209 and $1,280, respectively, compared to net income in the same periods in 2008 of $1,224 and $2,522, respectively,

•	The provision for loan losses totaled $5,142 for the six months ended June 30, 2009 compared to $1,200 in the first six months of 2008. This increase is mainly attributed to declines in overall credit quality and reserves for specific impaired loans. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.

•	An overall decline in loan balances, period to period, contributed to the reduced interest income. The Corporation’s net interest margin for the second quarter increased slightly compared to the second quarter 2008, from 3.50% to 3.55%. Compared to the first quarter 2009, the margin improved from 3.39% to 3.55%. This is attributed to improved deposit and loan pricing, core deposit growth and reduced high cost broker deposits and long-term debt.

•	Investment securities totaling $16,977 were sold resulting in a gain on sale of $462. Advances from the Federal Home Loan Bank totaling $13,410 were prepaid and the Corporation incurred a prepayment fee of $533. Management expects the decrease of long term debt corresponding to a similar decrease in investable cash balances will provide an overall benefit by increasing net interest margin. It will also provide additional pledged assets that can be used to secure other long term borrowing options.

•	FDIC insurance premiums increased by $609 for the six months ended June 30, 2009, compared to the same period in 2008, including a one-time special assessment.

•	The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges, in pricing and the variety of accounts it offers to the depositor. The Corporation confirms this by completing regular rate shops and comparisons versus competing financial services companies. The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus spread over funding costs. The interest spread depends on the overall account relationship and the creditworthiness of the borrower.

•	Deposit rates are reviewed weekly by management and are generally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area and to develop funding opportunities while earning an adequate interest rate margin.

•	Total borrowings decreased by 20.8%, from $88,384 at December 31, 2008, to $69,996 at June 30, 2009. This is mainly due to management’s decision to prepay long term debt to reduce cash balances and decrease other costs on borrowed funds.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $691,199 at June 30, 2009, compared to $712,564 at December 31, 2008, a decrease of $21,365, or 3.0%. The decrease is due to an overall decline in loan volume attributable to reduced activity in our primary markets and planned portfolio runoff.
Cash and cash equivalents increased from $33,632 at December 31, 2008 to $54,375 at June 30, 2009 as a result of the Bank’s initiatives to increase liquidity. Total securities decreased from $119,362 at December 31, 2008 to $89,237 at June 30, 2009. The decrease in securities balances is attributed primarily to the sale of $16,977 of investments. Management elected to use proceeds from such sales to prepay long-term debt totaling $13,410. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. The mortgage-backed securities portfolio, totaling $36,803 at June 30, 2009, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. Mortgage-backed securities include Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) participation certificates. The Corporation held no structured notes during any period presented.
Total loans, including loans held for sale, decreased $8,682, or 1.7%, from $514,296 at December 31, 2008 to $505,614 at June 30, 2009. The Company continues to see good quality loan opportunities, as many large banks have cut back on lending, but as previously stated, has experienced an overall decline in loan volume, due to reduced activity in our primary markets and planned portfolio runoff. Retail loan production including credit card and home equity loans experienced stable activity within the branch network. Management continued to run-off its indirect paper and investment property portfolios and residential mortgages declined due to increased refinance activities.
Total deposits decreased $1,546, or 0.3%, from $565,153 at December 31, 2008 to $563,607 at June 30, 2009. Deposit growth occurred in CDARS balances, which provide increased levels of FDIC insurance coverage for CDs. The Bank had approximately $151,000 in CDARS deposits outstanding at June 30, 2009. Noninterest-bearing deposits increased $934, or 1.9%, and interest bearing deposits decreased $2,480, or 0.5% during the quarter ended June 30, 2009. In addition, brokered CD’s declined $5.4 million, or 69.2%, from December 31, 2008 to $2,400 at June 30, 2009. The Corporation utilizes a variety of alternative funding sources due to competitive challenges within its primary market. Total borrowings decreased $18,388, or 20.8% from $88,384 at December 31, 2008, to $69,996 at June 30, 2009, in a planned effort to reduce long-term debt and remove the pledges of related collateral to provide additional liquidity. Management will continue to analyze opportunities to reduce high cost long-term debt.
Total borrowings decreased by $18,388, or 20.8%, to $69,996 during the six month period ended June 30, 2009, compared to December 31, 2008. The decrease was due primarily to the prepayment of $13,410 of FHLB advances. Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed-rate loans. Continued reliance on borrowings outside of normal deposit growth may increase the Corporation’s overall cost of funds. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage growth in its deposit liabilities.
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 2009 AND JUNE 30, 2008
Net Income (Loss). The Corporation reported a net loss for the three months ended June 30, 2009 totaling $209, compared to net income of $1,224 for the same period in 2008. The per share loss was $0.06 for the three months ended June 30, 2009 compared to $0.33 earnings per share for the three months ended June 30, 2008. Operating results were negatively impacted by increases in the provision for loan losses expense associated with commercial and commercial real estate loan portfolios. Additionally, operating expenses increased due to a special FDIC insurance assessment and higher premium rates, professional fees associated with loan workouts, increased franchise taxes and pre-payment penalties related to the early payoff of long-term debt. Some of these costs were offset by gains from the sale of securities, used to fund the early payoffs.

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
Net interest income was $5,579 for the three months ended June 30, 2009 compared to $5,661 for the three months ended June 30, 2008. A small decline in loan balances, period to period, contributed to the reduced interest income. The Corporation’s net interest margin for the second quarter increased slightly compared to the second quarter 2008, from 3.50% to 3.55%. Compared to the first quarter 2009, the margin improved from 3.39% to 3.55%. This is attributed to improved deposit and loan pricing, core deposit growth and reduced high cost broker deposits and long-term debt.
Loan origination volume remained sluggish during the second quarter. The current mortgage refinancing activity paying off existing balances and indirect portfolio run-offs drove the reduction in loan balances. Other portfolios were generally level to prior years’ balances. However, the Bank experienced good growth in many deposit products, which has helped reduce overall funding costs by accelerating the repayment of more expensive brokered CDs and other long-term debt. The Bank still holds substantial cash like balances, which provide the necessary liquidity to the Bank’s balance sheet, because of the increased competition in the Bank’s primary marketplace, management has continued to recognize the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively affect the Corporation’s net interest margin.
Total deposits decreased $1,546, or 0.3%, from $565,153 at December 31, 2008 to $563,607 at June 30, 2009. Deposit growth occurred in CDARS balances, which provide increased levels of FDIC insurance coverage for CDs. The Bank had approximately $151,000 in CDARS deposits outstanding at June 30, 2009. Noninterest-bearing deposits increased $934, or 1.9%, and interest bearing deposits decreased $2,480, or 0.5% during the quarter ended June 30, 2009. In addition, brokered CD’s declined $5.4 million, or 69.2%, from December 31, 2008 to $2,400 at June 30, 2009. The Corporation utilizes a variety of alternative funding sources due to competitive challenges within its primary market. Total borrowings decreased $18,388, or 20.8% from $88,384 at December 31, 2008, to $69,996 at June 30, 2009, in a planned effort to reduce long-term debt and remove the pledges of related collateral to provide additional liquidity. Management will continue to analyze opportunities to reduce high cost long-term debt.
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
The provision for loan losses totaled $1,707 for the three months ended June 30, 2009, compared to $600 for the same period in 2008. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. Charge-offs during the three months ended June 30, 2009 were mainly attributed to the commercial investment property and commercial loan portfolios. Non-accrual loans at June 30, 2009 decreased significantly to $5,242 from $10,360 at December 31, 2008. The majority of non-accrual balances are attributed to loans in the investment real estate and commercial real estate sectors that were not generating sufficient cash flow to service the debt. In addition, delinquent loans over thirty days decreased to 1.15% at June 30, 2009 from 1.92% at December 31, 2008. Management will continue to focus on activities related to monitoring, collection, and workout of delinquent loans.
Net charge-offs for the three months ended June 30, 2009 increased slightly to $732 compared to $691 for the three months ended June 30, 2008. However, net charge-offs decreased $1,820 for the quarter ending June 30, 2009 from the first quarter of 2009. Annualized net charge-offs for the three months ended June 30, 2009 were 0.58% compared to 0.53% at June 30, 2008 and 1.98% for the first quarter 2009. The balance of allowance for loan losses was $7,995, or 1.60% of total loans at June 30, 2009, compared to $6,137, or 1.20% of total loans at December 31, 2008.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
Noninterest Income. Total noninterest income increased $369, or 24.3%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The increase was attributable to a $462 gain on sales of investment securities, as management elected to realign the Bank’s balance sheet through sales of securities and a corresponding repayment of long-term debt. Additionally, the Bank’s gains on sale of newly originated loans increased $64 over the three months ended June 30, 2008. These increases in noninterest income were partially offset by an increase in losses on sales of foreclosed properties and a decline in wealth management, data processing and other transactional-based revenue streams, due primarily to the continuing slow economic environment.
Noninterest Expense. Total noninterest expense increased $1,328, or 26.8%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The increase was primarily the result of $533 in pre-payment penalties on FHLB borrowings related to the aforementioned balance sheet realignment, a $472 increase in FDIC deposit insurance premiums and special deposit insurance assessment, an increase of $47 in state franchise taxes and an increase of $110 in professional fees incurred with loan workouts. The Bank has continued to manage its problem credits with the involvement of various consultants with expertise in property management and workout.
Income Taxes. The Corporation recorded a tax credit totaling $308 for the three months ended June 30, 2009, compared to a tax expense of $407 in 2008. The change in income tax expense (benefit) is primarily attributable to the decrease in pre-tax income coupled with an increase in tax exempt income. The 2008 period included a $227 credit for the resolution of a tax contingency.
COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
ENDED JUNE 30, 2009 AND JUNE 30, 2008
Net Income (Loss). The Corporation’s net loss for the six months ended June 30, 2009 totaled $1,280, compared to net income of $2,522 for the same period in 2008. The per share loss was $0.34 for the six months ended June 30, 2009 compared to earnings per share of $0.68, for the six months ended June 30, 2008. The decrease was attributable to the increases in the provision for loan losses expense associated with commercial and commercial real estate loan portfolios. In addition, the Corporation’s operating expenses increased due to a special FDIC insurance assessment and higher premium rates, professional fees associated with loan workouts, increased franchise taxes and pre-payment penalties related to the early payoff of long-term debt. Some of these costs were offset by gains from the sale of securities, used to fund the early payoffs during the six months ended June 30, 2009.
Net Interest Income. Net interest income was $10,856 for the six months ended June 30, 2009, compared to $11,131 for the same period in 2008. The $275 decrease was mainly attributed to a decrease in loan balances offset by a favorable decline in interest expense on deposits. Strong deposit pricing competition and lower rates have continued to pressure the net interest margin. However, management continues to focus on productive pricing initiatives in both loans and deposits, as the Corporation’s needs continue to change.
The Bank has seen deposit growth primarily in products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. These higher cost deposit products and other borrowings may continue to be utilized by management, which may further negatively impact the net interest margin in future periods.
Provision and Allowance for Loan Losses. The provision for loan losses totaled $5,142 for the six months ended June 30, 2009, compared to $1,200 for the same period in 2008. The Bank maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.
Annualized net charge-offs for the six months ended June 30, 2009 were 1.29% compared to 0.70% for the same period in 2008. The largest percentage of charge-offs during the six months ended June 30, 2009 was attributed to economic conditions that primarily affected the Columbus investment properties, and to a lesser extent the Corporation’s commercial business portfolio. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. Delinquent loans over thirty days from period to period decreased to 1.15% at June 30, 2009 from 2.91% at June 30, 2008, and again are mainly attributed to the real estate investment portfolio.

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
Noninterest Income. Total noninterest income decreased by $11, or 0.3%, for the six months ended June 30, 2009, compared to the same period in 2008. The change in noninterest revenues from period to period is attributable to an increase in losses on sales of foreclosed properties and a decline in wealth management, data processing and other transactional-based revenue streams, due primarily to the continuing slow economic environment, all of which were offset by a $462 gain on sales of investment securities, as management elected to realign the Bank’s balance sheet through sales of securities and a corresponding repayment of long-term debt.
Noninterest Expense. Total noninterest expense increased $1,552, or 15.8%, for the six months ended June 30, 2009, compared to the same period in 2008. The increase was primarily due to an increase in occupancy and equipment of $89, or 4.3%, professional services of $114, or 27.9%, state franchise taxes of $147, or 77.0%, pre-payment penalties on FHLB borrowings of $533 related to the aforementioned balance sheet realignment and increased FDIC deposit insurance premiums and special deposit insurance assessment of $609. The Corporation experienced an increase in consulting and professional fees primarily due to the management of OREO properties and non-performing loans.
Income Taxes. The Corporation recorded a tax credit totaling $1,072 for the six months ended June 30, 2009, compared to a tax expense of $906 for the same period in 2008. The change in income tax expense (benefit) is primarily attributable to the decrease in pre-tax income coupled with an increase in tax exempt income.
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
Cash and cash equivalents increased $20,743, or 61.7%, to $54,375 at June 30, 2009 compared to $33,632 at December 31, 2008. Cash and equivalents represented 7.9% of total assets at June 30, 2009 and 4.7% of total assets at December 31, 2008. The Corporation has the ability to borrow funds from both the Federal Reserve and the Federal Home Loan Bank, and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
CAPITAL RESOURCES
Total shareholders’ equity decreased $1,907, or 3.4% between December 31, 2008 and June 30, 2009. The decrease was primarily due to period net losses of $1,280, coupled with the payment of $371 in dividends and a $254 decrease in unrealized losses on available for sale securities.
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
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 11.1% at June 30, 2009, while the Tier 1 risk-based capital ratio was 9.7%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 7.6% at June 30, 2009. The Corporation’s wholly-owned bank reported a Tier 1 leverage ratio of 8.0% at June 30, 2009.
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of June 30, 2009.

	PAYMENT DUE BY YEAR
CONCTRACTUAL		Less than			More than
OBLIGATIONS	Total	1 year	1-3 years	3-5 years	5 years

FHLB advances	$65,610	$4,928	$37,160	$19,764	$3,758
Federal funds purchased and other short-term borrowings	4,386	4,386	—	—	—
Operating lease obligations	6,471	466	1,864	1,865	2,276
Loan and line of credit commitments	85,689	85,689	—	—	—

Total Contractual Obligations	$162,156	$95,469	$39,024	$21,629	$6,034

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
The Corporation’s NPV is more sensitive to rising rates than declining rates. From an overall perspective, such difference in sensitivity occurs principally because, as rates rise, borrowers do not prepay fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, because the Corporation has fixed-rate loans in its loan portfolio, the amount of interest the Corporation would receive on its loans may not rise as quickly, since loans are repaid at a slower rate, reducing the opportunities to increase rates. Moreover, the interest the Corporation would pay on its deposits may increase because the Corporation’s deposits generally have shorter periods for repricing.
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

DCB FINANCIAL CORP
CONTROLS AND PROCEDURES
(Dollars in thousands, except per share amounts)
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1 — Legal Proceedings:
Item 1A — Risk Factors:
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended June 30, 2009
PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings:
There are no matters required to be reported under this item.
Item 1A —	Risk Factors:
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2008.
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
	(a)		Shares (or Units)	Shares (or Units)
	Total Number	(b)	Purchased as Part	that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
Month #l 4/1/2009 to 4/30/2009	—	—	—	—
Month #2 5/1/2009 to 5/31/2009	—	—	—	—
Month #3 6/1/2009 to 6/30/2009	—	—	—	—
Total	—	—	—	184,907

(1)	On August 16, 2007, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.
Item 3 —	Defaults Upon Senior Securities:

There are no matters required to be reported under this item.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended June 30, 2009
PART II — OTHER INFORMATION
Item 4 —	Submission of Matters to a Vote of Security Holders:

At the Annual Meeting of Shareholders held on May 21, 2009 there were 2,625,353 voting shares present in person or by proxy, which represented 71% of the Corporation’s outstanding shares of 3,717,385 as of the record date for the meeting. At the Annual Meeting, one proposal was submitted to the shareholders for a vote. The shareholders of the Corporation were asked to consider the Corporation’s nominees for directors and to elect three (3) directors to serve for a term of three (3) years. The Corporation’s nominees for director were: Jeffrey T. Benton, Adam Stevenson and Gary M. Skinner, each of whom were elected. The results of shareholder voting are as follows on these matters:

Proposal 1 — Election of Directors:

Director	Votes for	Votes withheld
Jeffrey T. Benton	2,543,860	81,493
Adam Stevenson	2,559,065	66,288
Gary M. Skinner	2,586,197	39,156
Directors continuing in office are: Terry Kramer, Ed Powers, Donald J. Wolf, Phillip Connolly and Vicki J. Lewis.

Item 5 —	Other Information:

There are no matters required to be reported under this item.

Item 6 —	Exhibits:

Exhibits — The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit
3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003.

3.2	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003.

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

DCB FINANCIAL CORP
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP (Registrant)
Date: August 10, 2009	/s/ Jeffrey T. Benton
Jeffrey T. Benton
President and Chief Executive Officer

Date: August 10, 2009	/s/ John A. Ustaszewski
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