Form 10-Q
period 2009-09-30
DCB FINANCIAL CORP
filed 2009-11-09
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2009
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
Yes ☐ No ☑
As of November 6, 2009, the latest practicable date, 3,717,385 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
For the Nine and Three Month Periods Ended September 30, 2009 and 2008

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Item 1. Financial Statements

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from financial institutions	$11,684	$19,632
Interest bearing deposits	51,432	10,000
Federal funds sold and overnight investments	10,000	4,000

Total cash and cash equivalents	73,116	33,632
Securities available for sale, at fair value	97,496	111,360
Securities held to maturity, at amortized cost net of other than temporary impairment	4,995	8,002

Total securities	102,491	119,362
Loans held for sale, at lower of cost or market	2,099	1,083
Loans	496,412	513,213
Less allowance for loan losses	(8,848)	(6,137)

Net loans	487,564	507,076
Real estate owned	5,248	5,071
Investment in FHLB stock	3,796	3,796
Premises and equipment, net	14,882	15,537
Investment in unconsolidated affiliates	1,420	1,277
Bank-owned life insurance	16,124	15,623
Deferred federal income taxes	2,946	1,590
Accrued interest receivable and other assets	6,814	8,517

Total assets	$716,500	$712,564

LIABILITIES
Deposits
Noninterest-bearing	$59,492	$49,018
Interest-bearing	534,503	516,135

Total deposits	593,995	565,153
Federal funds purchased and other short-term borrowings	3,121	5,370
Federal Home Loan Bank advances	64,176	83,014
Accrued interest payable and other liabilities	2,608	2,968

Total liabilities	663,900	656,505

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 issued	3,785	3,785
Retained earnings	62,283	64,933
Treasury stock, at cost, 556,523 shares	(13,494)	(13,494)
Accumulated other comprehensive income	26	835

Total shareholders’ equity	52,600	56,059

Total liabilities and shareholders’ equity	$716,500	$712,564

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans	$6,815	$8,113	$21,149	$25,233
Taxable securities	715	1,021	2,562	2,915
Tax-exempt securities	233	260	759	740
Federal funds sold and other	31	131	140	564

Total interest income	7,794	9,525	24,610	29,452

Interest expense
Deposits	1,704	2,995	5,918	9,685
Borrowings	747	1,009	2,493	3,115

Total interest expense	2,451	4,004	8,411	12,800

Net interest income	5,343	5,521	16,199	16,652

Provision for loan losses	1,766	2,800	6,908	4,000

Net interest income after provision for loan losses	3,577	2,721	9,291	12,652

Noninterest income
Service charges on deposit accounts	692	700	1,940	1,974
Trust department income	191	231	661	743
Net gains on sale of securities	—	—	462	278
Net losses on sale of assets	(91)	(619)	(251)	(735)
Gains on sale of loans	63	42	253	179
Treasury management fees	107	149	378	400
Data processing servicing fees	167	138	440	499
Earnings on bank owned life insurance	167	165	501	495
Other-than-temporary losses
Total other-than-temporary impairment losses	(3,036)	—	(3,036)	—
Portion of loss recognized in other comprehensive income (before taxes)	2,203	—	2,203	—

Net impairment losses recognized in income	(833)	—	(833)	—
Other	123	59	318	326

Total noninterest income	586	865	3,869	4,159

Noninterest expense
Salaries and employee benefits	2,590	2,554	7,717	7,664
Occupancy and equipment	1,138	1,103	3,292	3,168
Professional services	109	421	632	830
Advertising	122	112	307	320
Postage, freight and courier	84	75	237	219
Supplies	63	94	217	245
State franchise taxes	149	150	487	341
Federal deposit insurance premiums	757	194	1,411	239
Other	833	749	2,894	2,223

Total noninterest expense	5,845	5,452	17,194	15,249

Income (loss) before income taxes	(1,682)	(1,866)	(4,034)	1,562

Income tax credits	(833)	(1,654)	(1,905)	(748)

Net income (loss)	$(849)	$(212)	$(2,129)	$2,310

Basic and diluted earnings (loss) per common share	$(0.23)	$(0.06)	$(0.57)	$0.62

Dividends per share	$0.02	$0.16	$0.06	$0.48

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(849)	$(212)	$(2,129)	$2,310

Unrealized gains (losses) on securities available for sale, net of taxes (benefits) of $463, $292, $489 and ($129) for the respective periods	899	566	950	(250)

Net unrealized losses on securities held- to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes of $749	(1,454)	—	(1,454)	—

Reclassification adjustment for realized gains included in net income, net of tax of $0, $0, $157 and $95 for the respective periods	—	—	(305)	(183)

Comprehensive income (loss)	$(1,404)	$354	$(2,938)	$1,877

Accumulated other comprehensive income (loss)	$26	$(346)	$26	$(346)

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows provided by operating activities	$5,599	$6,212

Cash flows provided by (used in) investing activities
Securities available for sale
Purchases	(35,036)	(53,436)
Maturities, principal payments and calls	32,594	30,161
Sales	17,439	—
Net change in loans	11,528	1,031
Proceeds from sale of real estate owned	840	—
Investment in unconsolidated affiliate	(143)	—
Premises and equipment expenditures	(646)	(2,447)

Net cash provided by (used in) investing activities	26,576	(24,691)

Cash flows provided by (used in) financing activities
Net change in deposits	28,842	43,770
Net change in federal funds purchased and other short-term borrowings	(2,249)	(11,279)
Repayment of Federal Home Loan Bank advances	(18,838)	(7,670)
Cash dividends paid	(446)	(1,789)

Net cash provided by financing activities	7,309	23,032

Net change in cash and cash equivalents	39,484	4,553

Cash and cash equivalents at beginning of period	33,632	32,068

Cash and cash equivalents at end of period	$73,116	$36,621

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$8,727	$12,657

Income taxes	$—	$1,145

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on securities designated as available for sale, net of tax benefits	$950	$(250)

Transfer from loans to real estate owned	$1,329	$881

Loans originated upon sale of real estate owned	$5,331	$190

Cash dividends declared but unpaid	$74	$595

Transfer of securities from available-for-sale to the held to maturity classification	$—	$8,002
See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at September 30, 2009, and its results of operations for the three and nine month periods ended September 30, 2009 and 2008 and its cash flows for the nine month periods ended September 30, 2009 and 2008. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2008 Annual Report on Form 10-K. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2008 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that can be expected for the entire year.
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
Earnings (loss) per share
Earnings (loss) per common share is net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares under stock options. The computation of earnings (loss) per share is based on the following weighted-average shares outstanding for the periods ended September 30, 2009 and 2008.

	Three and Nine Months Ended
	September 30,
	2009	2008
Basic and diluted weighted-average common shares outstanding	3,717,385	3,717,385
Options to purchase 208,711 shares of common stock with a weighted-average exercise price of $19.59 were outstanding, but were excluded from the computation of common share equivalents for both the three and nine month periods ended September 30, 2009, because the exercise price was greater than the average fair value of the shares.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
Options to purchase 159,905 shares of common stock with a weighted-average exercise price of $22.92 were outstanding, but were excluded from the computation of common share equivalents for both the three and nine month periods ended September 30, 2008, because the exercise price was greater than the average fair value of the shares.
Stock option plan
The Corporation’s shareholders approved an employee share option plan (the “Plan”) in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. During the nine months ended September 30, 2009, options for 55,566 shares were granted to employees under the plan, at a weighted average exercise price of $8.93. At September 30, 2009, 66,069 shares were exercisable and 90,703 shares were available for grant under this plan.
The Corporation recognizes compensation cost for unvested equity-based awards based on their grant-date fair value. The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants: dividend yield of 1.00% for 2009 and 2.75% for 2008; expected volatility of 12.0% for both 2009 and 2008; risk-free interest rates of 1.00% for 2009 and 2.25% for 2008; and expected lives of 10 years for each grant. At September 30, 2009 and December 31, 2008, outstanding options had no intrinsic value.
The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the US Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Corporation’s stock.
The Company recorded $86 and $62 in compensation cost for equity-based awards that vested during the nine months ended September 30, 2009 and 2008, respectively. The Corporation has $292 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of September 30, 2009, which is expected to be recognized over a weighted-average period of 4.2 years.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
A summary of the status of the Corporation’s stock option plan as of September 30, 2009 and December 31, 2008, and changes during the periods then ended are presented below:

		Nine Months Ended
		September 30, 2009
			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING
		EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of period	159,284	$22.92	9.2 years
Granted	55,566	8.93	10.0 years
Forfeited	(6,139)	23.78
Exercised	—	—

Outstanding at end of period	208,711	$19.59	9.4 years

Options exercisable at period end	66,069	$24.77

Weighted-average fair value of options granted during the period		$0.76

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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The following information applies to options outstanding at September 30, 2009:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES

99,265	$23.00 – $30.70
53,880	$16.90
55,566	$7.50 – $9.00
Recent Accounting Standards: FASB ASC 805-10 contains guidance relating to business combinations and applies to all transactions or other events in which one entity obtains control of one or more businesses. It requires all assets acquired, liabilities assumed and any noncontrolling interest to be measured at fair value at the acquisition date. The guidance requires certain costs such as acquisition-related costs that were previously recognized as a component of the purchase price, and expected restructuring costs that were previously recognized as an assumed liability, to be recognized separately from the acquisition as an expense when incurred.
The standards apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 as to the Corporation) and may not be applied before that date. The Corporation adopted the new guidance effective January 1, 2009, as required, without material effect on the Corporation’s financial statements.
FASB ASC 810-10 relates to noncontrolling interests in consolidated financial statements, and establishes accounting and reporting standards for the noncontrolling interest (formerly known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. A subsidiary includes a variable interest entity that is consolidated by a primary beneficiary.
A noncontrolling interest in a subsidiary, previously reported in the statement of financial position as a liability or in the mezzanine section outside of permanent equity, is required to be included within consolidated equity as a separate line item. Further, consolidated net income will be reported at amounts that include both the parent (or primary beneficiary) and the noncontrolling interest with separate disclosure on the face of the consolidated statement of income of the amounts attributable to the parent and to the noncontrolling interest.
The standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Corporation adopted FASB ASC 810-10 effective January 1, 2009, as required, without material effect on the Corporation’s financial statements.
FASB ASC 820-10 governs the determination of when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly, and addresses the criteria to be used in the determination of an active market in determining whether observable transactions are Level 1 or Level 2 under the fair value hierarchy. The guidance reiterates that fair value is based on the notion of exit price in an orderly transaction between willing market participants at the valuation date and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
FASB ASC 310-10 governs recognition and presentation of other-than-temporary impairments and replaces the requirement that an entity’s management must assert it has both the intent and the ability to hold an impaired debt security until recovery with a requirement that management assert:
•	It does not have the intent to sell the security; and
•	It is more-likely-than-not it will not have to sell the security before recovery of its amortized cost basis less any current period credit losses
If those two assertions are true, only the portion of the impairment due to credit loss is recorded in income. Other portions of the impairment (any portions not related to credit loss) are recorded in other comprehensive income. Credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered (that is, a credit loss exists) and an other-than-temporary impairment shall be considered to have occurred and the portion of the loss attributable to the credit loss is recorded in net income. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.
FASB ASC 825-10 governs interim disclosures about fair values of financial instruments and requires publicly traded companies to include disclosures about fair value in interim financial statements for all financial instruments. The specific disclosures required include the method(s) and significant assumptions used to estimate the fair value of financial instruments, as well as changes in those methods and assumptions, and the carrying values of those instruments. The disclosures must clearly identify how the carrying value reported in the disclosures relates to what is reported in the statement of financial position. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.
Management adopted the foregoing three new issues effective June 30, 2009, as required, without material effect on the Corporation’s financial statements. During the quarter ended September 30, 2009, management determined that an unrealized loss on a collateralized debt obligation represented other-than-temporary impairment and recorded the loss in the financial statements in accordance with this guidance.
FASB ASC 855-10 relates to subsequent events, and incorporates the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. The guidance introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Corporation adopted the standard as of June 30, 2009, which was the required effective date.
FASB ASC 860-10 relates to accounting for transfers of financial assets and changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations. The standard also eliminates the exemption from consolidation for qualifying special-purpose entities (QSPEs). As a result, all existing QSPEs need to be evaluated to determine whether the QSPE should be consolidated.
FASB ASC 860-10 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009 (January 1, 2010 as to the Corporation), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions must be applied to transfers that occur on or after the effective date. Early application is prohibited. The standard also requires additional disclosures about transfers of financial assets that occur both before and after the effective date. The Corporation does not believe that adoption of the standard will have a significant effect on its consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
FASB ASC 860-10 also improves how enterprises account for and disclose their involvement with variable interest entities (VIE’s), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things, FASB ASC 860-10 changes how an entity determines whether it is the primary beneficiary of a variable interest entity (VIE) and whether that VIE should be consolidated. The standard requires an entity to provide significantly more disclosures about its involvement with VIEs. As a result, the Corporation must comprehensively review its involvements with VIEs and potential VIEs, including entities previous considered to be qualifying special purpose entities, to determine the effect on its consolidated financial statements and related disclosures.
FASB ASC 860-10 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 as to the Corporation) and for interim periods within the first annual reporting period. Earlier application is prohibited. The Corporation does not believe that adoption will have a significant effect on its consolidated financial statements.
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
NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	September 30, 2009

U.S. Government and agency obligations	$24,504	$272	$(18)	$24,758
State and municipal obligations	28,848	984	(13)	29,819
Corporate bonds	1,013	35	—	1,048
Mortgage-backed securities	40,831	984	(7)	41,808

Total debt securities	95,196	2,275	(38)	97,433

Other securities	57	20	(14)	63

Total	$95,253	$2,295	$(52)	$97,496

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	December 31, 2008

U.S. Government and agency obligations	$32,492	$705	$—	$33,197
State and municipal obligations	29,221	286	(346)	29,161
Mortgage-backed securities	48,324	658	(52)	48,930

Total debt securities	110,037	1,649	(398)	111,288

Other securities	57	30	(15)	72

Total	$110,094	$1,679	$(413)	$111,360

The amortized cost and estimated fair values of securities held to maturity were as follows:

	Adjusted	Gross	Estimated
	amortized	Unrealized	Fair
	Cost	Losses	Value
September 30, 2009

Collateralized debt obligations	$7,198	$3,749	$3,449

The Corporation’s investment in held to maturity securities was comprised of the following as of September 30, 2009:

Collateralized debt obligations determined to be		Adjusted
other than temporarily impaired		cost

Carrying value before impairment	$5,031
Other than temporary impairment due to credit quality issues	(833)

Adjusted carrying value	4,198	$4,198
Other than temporary impairment not related to credit quality issues	(2,203)

Fair value of security	1,995
Securities not determined to be other than temporarily impaired	3,000	3,000

Total securities held to maturity	$4,995	$7,198

Credit Losses Recognized on Investments
Certain debt securities have experienced fair value deterioration due to credit losses, as well as due to other market factors, but are not otherwise other-than-temporarily impaired.
The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the periods ended September 30, 2009 and 2008.

	Accumulated Credit Losses
	2009	2008
Credit losses on debt securities held
Beginning of period	$—	$—
Additions related to other-than-temporary losses not previously recognized	833	—
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized other-than-temporary losses	—	—
Reductions due to increases in expected cash flows	—	—

End of period	$833	$—

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Value
December 31, 2008

Collateralized debt obligations	$8,002	$3,923	$4,079

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2009:

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

U.S. Government and agency obligations	3	$3,334	$(18)	—	$—	$—	3	$3,334	$(18)
State and municipal obligations	2	802	(12)	1	228	(1)	3	1,030	(13)
Mortgage-backed and other securities	15	1,233	(1)	7	1,128	(20)	22	2,361	(21)
Collateralized debt obligations	—	—	—	2	3,449	(3,749)	2	3,449	(3,749)

Total temporarily impaired securities	20	$5,369	$(31)	10	$4,805	$(3,770)	30	$10,174	$(3,801)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2008:

	(Less than 12 months)			(12 months or longer)
		Estimated			Estimated			Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

State and municipal obligations	33	$12,246	$(342)	1	$302	$(2)	34	$12,548	$(344)
Collateralized debt obligations	—	—	—	2	4,079	(3,923)	2	4,079	(3,923)
Mortgage-backed securities and other	39	6,130	(37)	17	729	(30)	56	6,859	(67)

Total temporarily impaired securities	72	$18,376	$(379)	20	$5,110	$(3,955)	92	$23,486	$(4,334)

Management has the intent and ability to hold these securities until the values recover up to the Corporation’s cost basis. The decline in the fair values of the U.S. Government and agency obligations, the state and municipal obligations and the mortgage-backed securities is primarily due to the effects of changes in market interest rates. The fair values are expected to recover as the securities approach maturity dates.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The Corporation’s unrealized losses on investments in collateralized debt obligations relate to a $3,000 and a $5,000 investment in pooled trust securities. The unrealized loss was primarily caused by (a) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (b) a sector downgrade by several industry analysts. The Corporation currently expects to settle the $5,000 security at a price less than the amortized cost basis of the investment (that is, the Corporation expects to recover less than the entire amortized cost basis of the security). The Corporation has recognized an $833 loss, representing that portion of the loss attributable to credit events, on this security during the quarter ended September 30, 2009, thereby establishing a new, lower amortized cost basis on that security. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The Corporation recorded the remainder of the fair value decline, totaling $2,203, to accumulated other comprehensive income. None of the unrealized loss on the $3.0 million investment was determined to be attributable to credit events. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in the collateralized debt obligations to be other-than-temporarily impaired at September 30, 2009.
Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).
At September 30, 2009, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The amortized cost and estimated fair value of all debt securities at September 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized	Fair
	Cost	Value

Due in one year or less	$1,054	$1,058
Due from one to five years	18,450	18,693
Due from five to ten years	20,062	20,654
Due after ten years	14,798	15,219
Mortgage-backed and related securities	40,832	41,809

Total debt securities	95,196	97,433
Other securities	57	63

Total	$95,253	$97,496

Securities with a carrying value of $80,359 at September 30, 2009 were pledged to secure public deposits and other obligations.
Sales of securities were as follows:

	Nine Months Ended
	September 30,
	2009	2008

Proceeds from sales	$17,439	$278
Gross gains	462	278
Gains and losses on sales of securities are recognized on the specific identification method.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 3 — LOANS
Loans were as follows:

September 30,
2009

Commercial and industrial	$48,224
Commercial real estate	206,831
Residential real estate and home equity	183,097
Real estate construction and land development	37,952
Consumer and credit card	20,236

496,340
Add: Net deferred loan origination costs	72

Total loans receivable	$496,412

NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance at beginning of period	$7,995	$7,684	$6,137	$8,298
Provision for loan losses	1,766	2,800	6,908	4,000
Loans charged off	(986)	(1,698)	(4,533)	(3,657)
Recoveries	73	116	336	261

Balance at end of period	$8,848	$8,902	$8,848	$8,902

Nonperforming loans were as follows:

	September 30,	December 31,
	2009	2008

Loans past due 90 days or more and still accruing	$664	$1,146
Nonaccrual loans	11,973	4,698

Total	$12,637	$5,844

Impaired loans were as follows:

Loans with no allocated allowance for unconfirmed loan losses	$2,927	$4,644
Loans with allocated allowance for unconfirmed loan losses	21,227	8,166

Total	$24,154	$12,810

Amount of the allowance for loan losses allocated to unconfirmed losses on impaired loans	$5,054	$2,767

Average of impaired loans during the period	$14,047	$13,301

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 5 — FAIR VALUE MEASUREMENTS
The Corporation accounts for fair value measurements in accordance with FASB ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include equity and certain municipal securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Government and agency obligations, state and municipal obligations, corporate bonds and mortgage-backed securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2009
U.S. Government and agency obligations	$24,758	$2,077	$22,681	$—
State and municipal obligations	29,819	554	29,265	—
Corporate bonds	1,048	—	1,048	—
Mortgage-backed and other securities	41,871	3,557	38,314	—

Total	$97,496	$6,188	$91,308	$—

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
Securities
Collateralized debt obligations are classified as held to maturity. The Corporation recognized other than temporary impairment on the security as of September 30, 2009, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the security.
Impaired loans
At September 30, 2009 and December 31, 2008, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.
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
The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2009
Collateralized debt obligations	$1,995	$—	$—	$1,995
Impaired loans	23,229	—	—	23,229
Real estate owned	1,643	—	—	1,643

December 31, 2008
Impaired loans	$5,528	$—	$—	$5,528

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Carrying amount and estimated fair values of financial instruments were as follows:

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$73,116	$73,116	$33,632	$33,632
Securities available for sale	97,496	97,496	111,360	111,360
Securities held to maturity	4,995	3,449	8,002	4,079
Loans held for sale	2,099	2,099	1,083	1,083
Loans	496,412	497,420	513,213	517,956
FHLB stock	3,796	3,796	3,796	3,796
Accrued interest receivable	2,428	2,428	2,790	2,790

Financial liabilities
Noninterest-bearing deposits	$59,492	$59,492	$49,018	$49,018
Interest-bearing deposits	534,503	535,049	516,135	508,503
Federal funds purchased and other short-term borrowings	3,121	3,121	5,370	5,370
FHLB advances	64,176	65,156	83,014	82,258
Accrued interest payable	993	993	1,309	1,309
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 6 — SUBSEQUENT EVENTS
Subsequent events have been evaluated through November 9, 2009, which is the date the financial statements were issued.
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
In May 2009, the FDIC voted to impose a special assessment of 5 basis points calculated on the total assets less Tier One capital of insured institutions as of June 30, 2009, which was collected on September 30, 2009. The Corporation recorded expense of approximately $325 at June 30, 2009 for the special assessment. The rule also permits the FDIC to impose two additional emergency special assessments after September 30, 2009, of up to 5 basis points each if necessary, to maintain public confidence in federal deposit insurance.
In September 2009, the FDIC has proposed a plan whereby all insured institutions would be required to prepay to the FDIC an amount equal to three years of deposit insurance premiums, covering 2010, 2011 and 2012. This prepaid amount would be amortized and recognized in expense ratably over that three year period. The Corporation has estimated the prepayment will total approximately $4,000 under the proposed plan.
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
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at September 30, 2009, compared to December 31, 2008, and the consolidated results of operations for the three and nine months ended September 30, 2009, compared to the same periods in 2008. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
Overview of the third quarter of 2009
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been under some pressures mainly attributable to an overall slowdown in economic activity and related increases in unemployment levels, loan foreclosure volume and a decline in real estate values. The Corporation’s business has been under pressure due primarily to market interest rate conditions, competition and a slowdown in the economy. Real estate values, especially in the Bank’s core geographic area, have declined during the past year and the lower values have continued into the first nine months of 2009.
•	The Corporation’s assets totaled $716,500 at September 30, 2009, compared to $712,564 at December 31, 2008, an increase of $3,936, or 0.6%. The growth in the balance sheet is primarily due to the Corporation’s increase in deposits.

•	Net loss for the three and nine months ended September 30, 2009 totaled $849 and $2,129, respectively, compared to a net loss for the three months ended September 30, 2008 totaling $212 and net income for the nine months ended September 30, 2008 totaling $2,310, respectively.

•	The provision for loan losses totaled $6,908 for the nine months ended September 30, 2009 compared to $4,000 in the first nine months of 2008. This increase is mainly attributed to declines in overall credit quality and reserves for specific impaired loans. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.

•	An overall decline in loan balances, period to period, contributed to the reduced interest income. The Corporation’s net interest margin for the third quarter decreased slightly compared to the third quarter 2008, from 3.39% to 3.34%.

•	Non-interest income decreased $279 for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to an $833 write down related to an other than temporarily impaired security during the quarter, partially offset by a decline in losses on sales of foreclosed properties.

•	FDIC insurance premiums increased by $1,172 for the nine months ended September 30, 2009, compared to the same period in 2008, including a special assessment.

•	The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges, in pricing and the variety of accounts it offers to the depositor. The Corporation confirms this by completing regular rate shops and comparisons versus competing financial services companies. The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus spread over funding costs. The interest spread depends on the overall account relationship and the creditworthiness of the borrower.

•	Deposit rates are reviewed weekly by management and are generally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area and to develop funding opportunities while earning an adequate net interest margin.

•	Total borrowings decreased by 23.9%, from $88,384 at December 31, 2008, to $67,297 at September 30, 2009. This is mainly due to management’s decision to prepay long term debt to reduce cash balances and decrease other costs on borrowed funds.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $716,500 at September 30, 2009, compared to $712,564 at December 31, 2008, an increase of $3,936, or 0.6%. The growth is primarily due to an increase in the Corporation’s cash and cash equivalents balances offset by declines in loan balances attributable to reduced activity in our primary markets and planned portfolio runoff.
Cash and cash equivalents increased from $33,632 at December 31, 2008 to $73,116 at September 30, 2009 as a result of the Bank’s initiatives to increase liquidity. Management has targeted higher levels of liquid assets due to the uncertainty of economic volatility still facing the financial industry. Total securities decreased from $119,362 at December 31, 2008 to $102,491 at September 30, 2009. The decrease in securities balances is attributed to the sale of $16,977 of investments. Management elected to use proceeds from such sales to prepay long-term debt totaling $13,410. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. The mortgage-backed securities portfolio, totaling $41,809 at September 30, 2009, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. Mortgage-backed securities include Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) participation certificates. The Corporation held no structured notes during any period presented.
Total loans, including loans held for sale, decreased $15,785, or 3.1%, from $514,296 at December 31, 2008 to $498,511 at September 30, 2009. The Company continues to see good quality loan opportunities, but a reduced volume of loan requests. Commercial and commercial real estate lending remains subdued due to the current economic environment. Retail loan production including credit card and home equity loans experienced slight growth within the branch network. Management continued to run-off its indirect paper and investment property portfolios and residential mortgages declined due to increased refinance activities.
Total deposits increased $28,842, or 5.1%, from $565,153 at December 31, 2008 to $593,995 at September 30, 2009. Deposit growth occurred mainly in CDARS balances, which provide increased levels of FDIC insurance coverage for CDs. The Bank had approximately $189,000 in CDARS deposits outstanding at September 30, 2009. Noninterest-bearing deposits increased $10,474 or 21.4%, and interest bearing deposits increased $18,368, or 3.6% during the quarter ended September 30, 2009. In addition, brokered CD’s declined $5.4 million, or 69.2%, from December 31, 2008 to $2,400 at September 30, 2009. The Corporation utilizes a variety of alternative funding sources due to competitive challenges within its primary market. Total borrowings decreased $21,087, or 23.9% from $88,384 at December 31, 2008, to $67,297 at September 30, 2009, in a planned effort to reduce long-term debt and to utilize excess collateral to provide additional liquidity. Management will continue to analyze opportunities to reduce high cost long-term debt. Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed-rate loans. Continued reliance on borrowings outside of normal deposit growth may increase the Corporation’s overall cost of funds. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage growth in its deposit liabilities.
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
Net Income (Loss). The Corporation reported a net loss for the three months ended September 30, 2009 and 2008 totaling $849 and $212, respectively. The per share loss was $0.23 for the three months ended September 30, 2009 compared to $0.06 per share loss for the three months ended September 30, 2008. Operating results were negatively impacted by the impairment write down of an investment security, a significant increase in FDIC deposit insurance premiums and a decrease in the level of federal income tax credits, partially offset by a decrease in the provision for loan losses.

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
Net interest income was $5,343 for the three months ended September 30, 2009 compared to $5,521 for the three months ended September 30, 2008. A decline in loan balances coupled with large cash balances, period to period, contributed to reduced interest income of $1,731, or 18.2%. The Company continues to hold large cash balances due to the uncertainty of economic conditions. The Corporation’s net interest margin for the third quarter decreased slightly compared to the third quarter 2008, from 3.39% to 3.34%.
Loan origination volume remained sluggish during the third quarter. The current mortgage refinancing activity paying off existing balances and indirect portfolio run-offs drove the reduction in loan balances. Other portfolios were generally level to prior years’ balances. However, the Bank experienced good growth in several deposit products, which has helped reduce overall funding costs by accelerating the repayment of more expensive brokered CDs and other long-term debt. The Bank still holds substantial cash like balances, which provide the necessary liquidity to the Bank’s balance sheet, because of the increased competition in the Bank’s primary marketplace, management has continued to recognize the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively affect the Corporation’s net interest margin.
Interest expense decreased by $1,553, or 38.8%, due primarily to a decline in the cost of deposits and borrowings and a decrease in borrowings outstanding, partially offset by an increase in deposits.
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
The provision for loan losses totaled $1,766 for the three months ended September 30, 2009, compared to $2,800 for the same period in 2008. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. Charge-offs during the three months ended September 30, 2009 were mainly attributed to the commercial investment property and commercial loan portfolios. Non-accrual loans at September 30, 2009 increased to $11,973 from $10,360 at December 31, 2008. The majority of non-accrual balances are attributed to loans in the investment real estate and commercial real estate sectors that were not generating sufficient cash flow to service the debt. In addition, delinquent loans over thirty days decreased to 1.37% at September 30, 2009 from 1.92% at December 31, 2008. Management will continue to focus on activities related to monitoring, collection, and workout of delinquent loans.
Net charge-offs for the three months ended September 30, 2009 decreased to $913 compared to $1,582 for the three months ended September 30, 2008. In addition, annualized net charge-offs for the three months ended September 30, 2009 were 0.73% compared to 1.22% at September 30, 2008. The balance of the allowance for loan losses was $8,848, or 1.78% of total loans at September 30, 2009, compared to $6,137, or 1.20% of total loans at December 31, 2008.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
Noninterest Income. Total noninterest income decreased $279, or 32.3%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease was primarily attributable to an $833 write down related to an other than temporarily impaired security during the quarter, partially offset by a $528 decline in losses on sales of foreclosed properties compared to the same period in 2008. The investment security was written down to reflect the reduced interest and principal payments that management expects to receive, as economic conditions have negatively affected the instrument’s underlying collateral. Additionally, the Bank experienced a decline in wealth management and trust revenue streams, of $42 and $40, respectively, due primarily to the current economic environment, which were partially offset by increases in gains on sale of newly originated loans of $21 and data processing revenue of $29 over the prior year quarter.
Noninterest Expense. Total noninterest expense increased $393, or 7.2%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The third quarter’s non-interest expense would have been lower than last year’s, if not for a nearly $563 increase in FDIC deposit insurance expenses. The significant increase in FDIC insurance premiums is attributed to both higher base assessment rates impacting the financial industry in order to replenish the deposit insurance fund and increased deposit balances. Other contributing factors included increased employee benefit costs and state franchise taxes. The increase in noninterest expense was offset by a $312, or 74.1%, reduction in professional fees for the quarter compared to 2008, due to reduced external consulting and professional services associated with the Corporation’s management of OREO properties and workout loans, including risk mitigation strategies. The Bank has continued to manage its problem credits with the involvement of various consultants with expertise in property management and workout.
Income Taxes. The Corporation recorded a tax credit totaling $833 and $1,654 for the three months ended September 30, 2009 and 2008, respectively. The decrease in income tax benefit is primarily attributable to a non-recurring $866 credit related to a change in accounting estimate included in the 2008 period and due to the decrease in pre-tax losses.
COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
Net Income (Loss). The Corporation’s net loss for the nine months ended September 30, 2009 totaled $2,129, compared to net income of $2,310 for the same period in 2008. The per share loss was $0.57 for the nine months ended September 30, 2009 compared to earnings per share of $0.62, for the nine months ended September 30, 2008. The decrease was attributable to the increases in the provision for loan losses expense associated with commercial and commercial real estate loan portfolios. In addition, the Corporation’s operating expenses increased due to a special FDIC insurance assessment and higher premium rates, a write down related to recognition of other than temporary impairment on a security, increased franchise taxes and pre-payment penalties related to the early payoff of long-term debt. Some of these costs were offset by gains from the sale of securities, used to fund the early payoffs during the nine months ended September 30, 2009.
Net Interest Income. Net interest income was $16,199 for the nine months ended September 30, 2009, compared to $16,652 for the same period in 2008. The $453 decrease was mainly attributed to a decrease in loan balances offset by a decline in interest expense on deposits and borrowings. Strong deposit pricing competition and lower rates have continued to pressure the net interest margin. Management continues to focus on productive pricing initiatives in both loans and deposits, as the Corporation’s needs continue to change.
The Bank has seen deposit growth primarily in products such as time deposits and money market accounts, which generally carry higher costs compared to checking and savings products. These higher cost deposit products and other borrowings may continue to be utilized by management, which may further negatively impact the net interest margin in future periods.
Provision and Allowance for Loan Losses. The provision for loan losses totaled $6,908 for the nine months ended September 30, 2009, compared to $4,000 for the same period in 2008. The Bank maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
Annualized net charge-offs for the nine months ended September 30, 2009 were 1.10% compared to 0.87% for the same period in 2008. The largest percentage of charge-offs during the nine months ended September 30, 2009 was attributed to economic conditions that primarily affected the Columbus investment properties, and to a lesser extent the Corporation’s commercial business portfolio. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. Delinquent loans over thirty days from period to period decreased significantly to 1.37% at September 30, 2009 from 3.05% at September 30, 2008, and again are mainly attributed to the commercial real estate portfolio.
Management will continue to focus on activities related to monitoring, collection, and workout of delinquent loans. Management also continues to monitor exposure to industry segments, and believes that the loan portfolio remains adequately diversified.
Noninterest Income. Total noninterest income decreased by $290, or 7.0%, for the nine months ended September 30, 2009, compared to the same period in 2008. The decrease in noninterest revenues from period to period is attributable to an $833 write down related to recognition of other than temporary impairment on an investment security, a decline in wealth management and treasury management fees and declines in data processing and other transactional-based revenue streams, due primarily to the continuing slow economic environment, all of which were offset by a $184 increase in gain on sales of investment securities, as management elected to realign the Bank’s balance sheet through sales of securities and a corresponding repayment of long-term debt.
Noninterest Expense. Total noninterest expense increased $1,945, or 12.8%, for the nine months ended September 30, 2009, compared to the same period in 2008. The increase was primarily due to an increase in occupancy and equipment of $124, or 3.9%, state franchise taxes of $146, or 42.8%, pre-payment penalties on FHLB borrowings of $533 related to the aforementioned balance sheet realignment and increased FDIC deposit insurance premiums and special deposit insurance assessment of $1,172. The increase in noninterest expense was offset by a $198, or 23.9%, reduction in professional fees for the period compared to 2008, due to reduced external consulting and professional services associated with the Corporation’s management of OREO properties and workout loans, including risk mitigation strategies.
Income Taxes. The Corporation recorded a tax credit for the nine months ended September 30, 2009 and 2008, totaling $1,905 and $748, respectively. The change in income tax credit is primarily attributable to the decrease in pre-tax income coupled with an increase in tax exempt income. The 2008 period included a $1,113 credit attributable to the resolution of a tax contingency coupled with a change in accounting estimate related to the Corporation’s income taxes.
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
The Corporation’s principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the FHLB and the Federal Reserve and other correspondent relationships. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based upon management’s assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.
Cash and cash equivalents increased $39,484, or 117.4%, to $73,116 at September 30, 2009 compared to $33,632 at December 31, 2008. Cash and equivalents represented 10.2% of total assets at September 30, 2009 and 4.7% of total assets at December 31, 2008. The Corporation has the ability to borrow funds from both the Federal Reserve and the Federal Home Loan Bank, and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
CAPITAL RESOURCES
Total shareholders’ equity decreased $3,459, or 6.2% between December 31, 2008 and September 30, 2009. The decrease was primarily due to period net losses of $2,129, coupled with the declaration of $521 in dividends and an $809 decrease in accumulated other comprehensive income.
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
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 11.2% at September 30, 2009, while the Tier 1 risk-based capital ratio was 10.0%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 7.4% at September 30, 2009. The Corporation’s wholly-owned bank reported a Tier 1 leverage ratio of 7.8% at September 30, 2009.
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of September 30, 2009.

	PAYMENT DUE BY YEAR
CONTRACTUAL		Less than 1			More than
OBLIGATIONS	Total	year	1-3 years	3-5 years	5 years

FHLB advances	$64,176	$4,560	$42,836	$13,327	$3,453
Federal funds purchased and other short-term borrowings	3,121	3,121	—	—	—
Operating lease obligations	6,238	233	1,864	1,865	2,276
Loan and line of credit commitments	82,488	82,488	—	—	—

Total contractual obligations	$156,023	$90,402	$44,700	$15,192	$5,729

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

DCB FINANCIAL CORP
CONTROLS AND PROCEDURES
(Dollars in thousands, except per share amounts)
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2009
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 1A — Risk Factors:
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2008.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)		Shares (or Units)	Dollar Value) of
	Total Number	(b)	Purchased as Part	Shares (or Units) that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
Month #l 7/1/2009 to 7/30/2009	—	—	—	—
Month #2 8/1/2009 to 8/31/2009	—	—	—	—
Month #3 9/1/2009 to 9/30/2009	—	—	—	—

Total	—	—	—	184,907

(1)	On August 16, 2007, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.
Item 3 — Defaults Upon Senior Securities:
There are no matters required to be reported under this item.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2009
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

DCB FINANCIAL CORP (Registrant)
Date: November 9, 2009	/s/ Jeffrey T. Benton
Jeffrey T. Benton
President and Chief Executive Officer

Date: November 9, 2009	/s/ John A. Ustaszewski
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