Form 10-Q/A
period 2009-06-30
DCB FINANCIAL CORP
filed 2010-03-31
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

DCB FINANCIAL CORP
EXPLANATORY NOTE
This amendment to the Quarterly report on Form 10-Q (“Amended Report”) for DCB Financial Corp (“Corporation”) for the periods ended June 30, 2009 is being filed to amend portions of the Corporation’s Quarterly Report filed on Form 10-Q for periods ended June 30, 2009 which was originally filed with the Securities Exchange Commission (“SEC”) on August 10, 2009.
As previously disclosed in a Form 8-K filing on March 11, 2010, Delaware County Bank, The Corporation’s wholly-owned subsidiary bank (the “Bank”) is amending its call report for the quarter-ended June 30, 2009 to make certain adjustments related to the recognition of other-than-temporary-impairment related to its CDO portfolio. This restatement is being made to ensure consistency between the Bank’s Call Reports and the Corporation’s interim financial statements.
The Corporation hereby amends Part I, Item I. “Financial Statements” and Item 2., “Management’s Discussion and Analysis” to reflect a restatement of the financial statements in connection with the following adjustments:
•	The recognition of other-than-temporary-impairment (“OTTI”) for the second quarter of $780 reflecting changes in the Bank’s estimates related to cash flow and credit quality on its CDO portfolio.

•	The Corporation’s net loss after tax for the three-months ending June 30, 2009 increased from $209 thousand to $721 thousand.

•	The Corporation’s loss per share increased from $0.06 to $0.19 for the reported quarter.
Please see Item 1, Part 1., footnote 6, “Restatement of Previously Issued Financial Statements” for the specific line items restated and a more detailed description of the changes made in this restatement.
In connection with the restatement as described above, the Corporation has reevaluated the effectiveness of its internal controls over financial reporting and its disclosure controls and procedures accordingly. See Item 4 for additional discussion on internal controls.

DCB FINANCIAL CORP
FORM 10-Q/A
For the Six and Three Month Periods Ended June 30, 2009 and 2008

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

Item 1. Financial Statements

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(Restated)
ASSETS
Cash and due from financial institutions	$7,385	$19,632
Interest bearing deposits	36,990	10,000
Federal funds sold and overnight investments	10,000	4,000

Total cash and cash equivalents	54,375	33,632
Securities available for sale, at fair value	81,235	111,360
Securities held to maturity, at amortized cost	2,812	8,002

Total securities	84,047	119,362
Loans held for sale, at lower of cost or market	4,819	1,083
Loans	500,795	513,213
Less allowance for loan losses	(7,995)	(6,137)

Net loans	492,800	507,076
Real estate owned	4,672	5,071
Investment in FHLB stock	3,814	3,796
Premises and equipment, net	14,970	15,537
Investment in unconsolidated affiliates	1,321	1,277
Bank-owned life insurance	15,957	15,623
Accrued interest receivable and other assets	11,000	10,107

Total assets	$687,775	$712,564

LIABILITIES
Deposits
Noninterest-bearing	$49,952	$49,018
Interest-bearing	513,655	516,135

Total deposits	563,607	565,153
Federal funds purchased and other short-term borrowings	4,386	5,370
Federal Home Loan Bank advances	65,610	83,014
Accrued interest payable and other liabilities	3,444	2,968

Total liabilities	637,047	656,505

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 issued	3,785	3,785
Retained earnings	62,767	64,933
Treasury stock, at cost, 556,523 shares	(13,494)	(13,494)
Accumulated other comprehensive income (loss)	(2,330)	835

Total shareholders’ equity	50,728	56,059

Total liabilities and shareholders’ equity	$687,775	$712,564

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Interest and dividend income
Loans	$7,230	$8,319	$14,334	$17,120
Taxable securities	820	1,009	1,847	1,894
Tax-exempt securities	252	249	526	480
Federal funds sold and other	32	210	109	433

Total interest income	8,334	9,787	16,816	19,927

Interest expense
Deposits	1,919	3,119	4,214	6,690
Borrowings	836	1,007	1,746	2,106

Total interest expense	2,755	4,126	5,960	8,796

Net interest income	5,579	5,661	10,856	11,131

Provision for loan losses	1,707	600	5,142	1,200

Net interest income after provision for loan losses	3,872	5,061	5,714	9,931

Noninterest income
Service charges on deposit accounts	650	663	1,248	1,274
Trust department income	234	225	470	512
Net gains on sale of securities	462	—	462	278
Net losses on sale of assets	(135)	(86)	(160)	(116)
Gains on sale of loans	139	75	190	137
Treasury management fees	136	144	271	251
Data processing servicing fees	138	183	273	361
Earnings on bank owned life insurance	167	165	334	330
Total other-than-temporary impairment losses	(5,190)	—	(5,190)	—
Portion of loss recognized in other comprehensive income (before taxes)	4,410	—	4,410	—

Net impairment losses recognized in income	(780)	—	(780)	—
Other	94	147	195	267

Total noninterest income	1,105	1,516	2,503	3,294

Noninterest expense
Salaries and employee benefits	2,603	2,561	5,127	5,110
Occupancy and equipment	1,087	1,074	2,154	2,065
Professional services	360	250	523	409
Advertising	94	99	185	208
Postage, freight and courier	68	53	153	144
Supplies	77	81	154	151
State franchise taxes	169	122	338	191
Federal deposit insurance premiums	494	22	654	45
Other	1,322	684	2,061	1,474

Total noninterest expense	6,274	4,946	11,349	9,797

Income (loss) before income taxes (credits)	(1,297)	1,631	(3,132)	3,428

Income tax expenses (credits)	(576)	407	(1,339)	906

Net income (loss)	$(721)	$1,224	$(1,793)	$2,522

Basic and diluted earnings (loss) per common share	$(0.19)	$0.33	$(0.48)	$0.68

Dividends per share	$0.02	$0.16	$0.04	$0.32

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Net income (loss)	$(721)	$1,224	$(1,793)	$2,522

Reclassification adjustment for realized gains included in net income, net of tax of $157, $157 and $95 for the respective periods	(305)	—	(305)	(183)
Net unrealized loss on securities held-to- maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes of $1,499	(2,911)	—	(2,911)	—
Unrealized gain (loss) on securities available for sale, net of taxes (benefits) of ($74), ($699), $26 and $(420) for the respective periods	(144)	(1,357)	51	(816)

Comprehensive loss	$(4,081)	$(133)	$(4,958)	$1,523

Accumulated other comprehensive loss	$(2,330)	$(912)	$(2,330)	$(912)

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
	(Restated)
Cash flows provided by operating activities	$431	$3,928

Cash flows provided by (used in) investing activities
Securities available for sale
Purchases	(11,472)	(46,813)
Maturities, principal payments and calls	25,109	23,229
Sales	17,439	—
Net change in loans	9,324	2,270
Proceeds from sale of real estate owned	645	—
Investment in unconsolidated affiliate	(45)	—
Premises and equipment expenditures	(383)	(1,918)

Net cash provided by (used in) investing activities	40,617	(23,232)

Cash flows provided by (used in) financing activities
Net change in deposits	(1,546)	37,660
Net change in federal funds purchased and other short-term borrowings	(984)	(1,226)
Repayment of Federal Home Loan Bank advances	(17,404)	(5,208)
Cash dividends paid	(371)	(1,194)

Net cash provided by (used in) financing activities	(20,305)	30,032

Net change in cash and cash equivalents	20,743	10,728

Cash and cash equivalents at beginning of period	33,632	32,068

Cash and cash equivalents at end of period	$54,375	$42,796

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$6,065	$8,786

Income taxes	$—	$850

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on securities designated as available for sale, net of tax benefits	$51	$(816)

Unrealized loss on securities designated as held-to-maturity, net of tax benefits	$(2,911)	$—

Transfer from loans to real estate owned	$897	$2,047

Loans originated upon sale of real estate owned	$397	$190

Cash dividends declared but unpaid	$74	$595
See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at June 30, 2009, and its results of operations for the three and six month periods ended June 30, 2009 and 2008 and its cash flows for the six month periods ended June 30, 2009 and 2008. All such adjustments are normal and recurring in nature, except for the adjustments recorded to recognize the effects of other-than-temporary impairment on held-to-maturity securities. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2008 Annual Report on Form 10-K. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2008 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that can be expected for the entire year.
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
Management adopted the three FSPs, effective June 30, 2009, as required. As a result of adoption of the FSP’s the Corporation recognized other-than-temporary impairment on collateralized debt obligations totaling $5,190. Credit-related impairment totaling $780 was recorded to operations and non-credit-related impairment of $4,410 was recorded to accumulated other comprehensive income.
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	December 31, 2008
U.S. Government and agency obligations	$32,492	$705	$—	$33,197
State and municipal obligations	29,221	286	(346)	29,161
Mortgage-backed securities	48,324	658	(52)	48,930

Total debt securities	110,037	1,649	(398)	111,288

Other securities	57	30	(15)	72

Total	$110,094	$1,679	$(413)	$111,360

The amortized cost and estimated fair values of securities held to maturity were as follows:

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Value
June 30, 2009
(Restated)
Collateralized debt obligations	$7,222	$4,410	$2,812

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Value
December 31, 2008
Collateralized debt obligations	$8,002	$3,923	$4,079

Collateralized debt obligations determined to be other than temporarily impaired as of June 30, 2009.

(Restated)
Carrying value before impairment	$8,002
Other than temporary impairment due to credit quality issues	(780)

Adjusted carrying value	7,222
Other than temporary impairment not related to credit quality issues	(4,410)

Total securities held to maturity	$2,812

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Credit Losses Recognized on Investments
The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the periods ended June 30, 2009 and 2008.

	Accumulated Credit Losses
	2009	2008
Credit losses on debt securities held
Beginning of period	$—	$—
Additions related to other-than-temporary losses not previously recognized	780	—
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized other-than-temporary losses	—	—
Reductions due to increases in expected cash flows	—	—

End of period	$780	$—

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2009:

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses
					(Restated)			(Restated)

U.S. Government and agency obligations	3	$3,062	$(42)	—	$—	$—	3	$3,062	$(42)
State and municipal obligations	21	7,457	(122)	9	3,976	(89)	30	11,433	(211)
Corporate bonds	2	943	(70)	—	—	—	2	943	(70)
Mortgage-backed and other securities	11	560	(6)	9	1,477	(33)	20	2,037	(39)
Collateralized debt obligations	—	—	—	2	2,812	(4,410)	2	2,812	(4,410)

Total temporarily impaired securities	37	$12,022	$(240)	20	$8,265	$(4,532)	57	$20,287	$(4,772)

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
The Corporation’s unrealized losses on investments in collateralized debt obligations relate to a $3,000 and a $5,000 investment in pooled trust securities. The unrealized loss was primarily caused by (a) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (b) a sector downgrade by several industry analysts. The Corporation currently expects to settle these securities at a price less than the amortized cost basis of the investment (that is, the Corporation expects to recover less than the entire amortized cost basis of the security). The Corporation has recognized a $780 loss, representing that portion of the loss attributable to credit events, on these securities during the quarter ended June 30, 2009, thereby establishing a new, lower amortized cost basis on these securities. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The Corporation recorded the remainder of the fair value decline, totaling $4,410, to accumulated other comprehensive income. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in the collateralized debt obligations to be other-than-temporarily impaired at June 30, 2009.
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The amortized cost and estimated fair value of all available for sale debt securities at June 30, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

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
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agency obligations	$15,720	$—	$15,720	$—
State and municipal obligations	27,700	410	27,290	—
Corporate bonds	943	—	943	—
Mortgage-backed and other securities	36,872	69	36,803	—

Total	$81,235	$479	$80,756	$—

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2008	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agency obligations	$33,197	$—	$33,197	$—
State and municipal obligations	29,161	1,926	27,235	—
Mortgage-backed and other securities	49,002	71	48,931	—

Total	$111,360	$1,997	$109,363	$—

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Securities
Collateralized debt obligations are classified as held to maturity. The Corporation recognized other than temporary impairment on these securities as of June 30, 2009, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.
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

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Restated)			(Restated)
June 30, 2009
Collateralized debt obligations	$2,812	$—	$—	$2,812
Impaired loans	13,638	—	—	13,638
Real estate owned	1,717	—	—	1,717

December 31, 2008
Impaired loans	$5,528	$—	$—	$5,528

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Carrying amount and estimated fair values of financial instruments were as follows:

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Restated)
Financial assets
Cash and cash equivalents	$54,375	$54,375	$33,632	$33,632
Securities available for sale	81,235	81,235	111,360	111,360
Securities held to maturity	2,812	2,812	8,002	4,079
Loans held for sale	4,819	4,819	1,083	1,083
Loans	500,795	503,272	513,213	517,956
FHLB stock	3,814	3,814	3,796	3,796
Accrued interest receivable	2,413	2,413	2,790	2,790

Financial liabilities
Noninterest-bearing deposits	$49,952	$49,952	$49,018	$49,018
Interest-bearing deposits	513,655	514,386	516,135	508,503
Federal funds purchased and other short-term borrowings	4,386	4,386	5,370	5,370
FHLB advances	65,610	65,187	83,014	82,258
Accrued interest payable	1,330	1,330	1,309	1,309
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 6 — RESTATEMENT OF PREVIOUSLY ISSUED STATEMENTS
The financial statements have been restated to revise the reported fair value of the investment in collateralized debt obligations classified as held to maturity and increase the amount of other-than-temporary impairment recognized thereon. These revisions are being made in response to certain guidance provided by the Federal Deposit Insurance Corporation and the Ohio Department of Financial Institutions.

		Previously	Effect of
	Restated	Reported	Change
Condensed Consolidated Balance Sheet at June 30, 2009:
Securities held to maturity, at amortized cost	$2,812	$8,002	$(5,190)
Total securities	84,047	89,237	(5,190)
Accrued interest receivable and other assets	11,000	9,234	1,766
Total assets	687,775	691,199	(3,424)
Retained earnings	62,767	63,280	(513)
Accumulated other comprehensive income (loss)	(2,330)	581	(2,911)
Total shareholders’ equity	50,728	54,152	(3,424)
Total liabilities and shareholder’s equity	687,775	691,199	(3,424)

		Previously	Effect of
	Restated	Reported	Change
Condensed Consolidated Statements of Operations:
Three Months Ended June 30, 2009:
Total other-than-temporary impairment losses	$(5,190)	$—	$(5,190)
Portion of loss recognized in other comprehensive income (before taxes)	4,410	—	4,410
Net impairment losses recognized in income	(780)	—	(780)
Total noninterest income	1,105	1,885	(780)
Income (loss) before income taxes (credits)	(1,297)	(517)	(780)
Income tax expenses (credits)	(576)	(308)	(268)
Net income (loss)	(721)	(209)	(512)
Basic and diluted earnings (loss) per common share	(0.19)	(0.06)	(0.13)

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 6 — RESTATEMENT OF PREVIOUSLY ISSUED STATEMENTS (continued)

		Previously	Effect of
	Restated	Reported	Change
Condensed Consolidated Statements of Operations:
Six Months Ended June 30, 2009:
Total other-than-temporary impairment losses	$(5,190)	$—	$(5,190)
Portion of loss recognized in other comprehensive income (before taxes)	4,410	—	4,410
Net impairment losses recognized in income	(780)	—	(780)
Total noninterest income	2,503	3,283	(780)
Income (loss) before income taxes (credits)	(3,132)	(2,352)	(780)
Income tax expenses (credits)	(1,339)	(1,072)	(267)
Net income (loss)	(1,793)	(1,280)	(513)
Basic and diluted earnings (loss) per common share	(0.48)	(0.34)	(0.14)

		Previously	Effect of
	Restated	Reported	Change
Condensed Consolidated Statements of Comprehensive Income (Loss):
Three Months Ended June 30, 2009:
Reclassification adjustment for realized gains included in net income, net of tax for the respective periods	$(721)	$(209)	$(512)

Net unrealized loss on securities held-to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes	(2,911)	—	(2,911)

Comprehensive loss	(4,081)	(658)	(3,423)

Accumulated other comprehensive income (loss)	(2,330)	581	(2,911)

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 6 — RESTATEMENT OF PREVIOUSLY ISSUED STATEMENTS (continued)

		Previously	Effect of
	Restated	Reported	Change
Condensed Consolidated Statements of Comprehensive Income (Loss):
Six Months Ended June 30, 2009:
Reclassification adjustment for realized gains included in net income, net of tax for the respective periods	$(1,793)	$(1,280)	$(513)
Net unrealized loss on securities held-to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes	(2,911)	—	(2,911)

Comprehensive loss	(4,958)	(1,534)	(3,424)

Accumulated other comprehensive income (loss)	(2,330)	581	(2,911)

		Previously	Effect of
	Restated	Reported	Change
Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2009:
Unrealized loss on securities designated as held-to- maturity, net of tax benefits	$(2,911)	$—	$(2,911)
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
•	The Corporation’s assets totaled $687,775 at June 30, 2009, compared to $712,564 at December 31, 2008, a decrease of $24,789, or 3.5%. The decline is due primarily to an overall slowdown in loan volume.

•	Net loss for the three and six months ended June 30, 2009 totaled $721 and $1,793, respectively, compared to net income in the same periods in 2008 of $1,224 and $2,522, respectively.

•	The provision for loan losses totaled $5,142 for the six months ended June 30, 2009 compared to $1,200 in the first six months of 2008. This increase is mainly attributed to declines in overall credit quality and reserves for specific impaired loans. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.

•	An overall decline in loan balances, period to period, contributed to the reduced interest income. The Corporation’s net interest margin for the second quarter increased slightly compared to the second quarter 2008, from 3.50% to 3.55%. Compared to the first quarter 2009, the margin improved from 3.39% to 3.55%. This is attributed to improved deposit and loan pricing, core deposit growth and reduced high cost broker deposits and long-term debt.

•	Non-interest income decreased $411 for the three months ended June 30, 2009, compared to the same period in 2008, primarily due to a $780 write down related to other-than-temporarily impaired securities during the quarter, partially offset by an increase in gains on sale of loans in the secondary market.

•	Investment securities totaling $16,977 were sold resulting in a gain on sale of $462. Advances from the Federal Home Loan Bank totaling $13,410 were prepaid and the Corporation incurred a prepayment fee of $533. Management expects the decrease of long term debt corresponding to a similar decrease in investable cash balances will provide an overall benefit by increasing net interest margin. It will also provide additional pledged assets that can be used to secure other long term borrowing options.

•	FDIC insurance premiums increased by $609 for the six months ended June 30, 2009, compared to the same period in 2008, including a one-time special assessment.

•	The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges, in pricing and the variety of accounts it offers to the depositor. The Corporation confirms this by completing regular rate shops and comparisons versus competing financial services companies. The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus spread over funding costs. The interest spread depends on the overall account relationship and the creditworthiness of the borrower.

•	Deposit rates are reviewed weekly by management and are generally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area and to develop funding opportunities while earning an adequate interest rate margin.

•	Total borrowings decreased by 20.8%, from $88,384 at December 31, 2008, to $69,996 at June 30, 2009. This is mainly due to management’s decision to prepay long term debt to reduce cash balances and decrease other costs on borrowed funds.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
ANALYSIS OF FINANCIAL CONDITION

The Corporation’s assets totaled $687,775 at June 30, 2009, compared to $712,564 at December 31, 2008, a decrease of $24,789, or 3.5%. The decrease is due to an overall decline in loan volume attributable to reduced activity in our primary markets and planned portfolio runoff.
Cash and cash equivalents increased from $33,632 at December 31, 2008 to $54,375 at June 30, 2009 as a result of the Bank’s initiatives to increase liquidity. Total securities decreased from $119,362 at December 31, 2008 to $84,047 at June 30, 2009. The decrease in securities balances is attributed primarily to the sale of $16,977 of investments. Management elected to use proceeds from such sales to prepay long-term debt totaling $13,410. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. The mortgage-backed securities portfolio, totaling $36,803 at June 30, 2009, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. Mortgage-backed securities include Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) participation certificates. The Corporation held no structured notes during any period presented.
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
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
Net Income (Loss). The Corporation reported a net loss for the three months ended June 30, 2009 totaling $721, compared to net income of $1,224 for the same period in 2008. The per share loss was $0.19 for the three months ended June 30, 2009 compared to $0.33 earnings per share for the three months ended June 30, 2008. Operating results were negatively impacted by increases in the provision for loan losses expense associated with commercial and commercial real estate loan portfolios. Additionally, operating expenses increased due to a special FDIC insurance assessment and higher premium rates, professional fees associated with loan workouts, increased franchise taxes and pre-payment penalties related to the early payoff of long-term debt. Some of these costs were offset by gains from the sale of securities, used to fund the early payoffs.

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
Loan origination volume remained sluggish during the second quarter. The current mortgage refinancing activity paying off existing balances and indirect portfolio run-offs drove the reduction in loan balances. Other portfolios were generally level to prior years’ balances. However, the Bank experienced good growth in many deposit products, which has helped reduce overall funding costs by accelerating the repayment of more expensive brokered CDs and other long-term debt. The Bank still holds substantial cash like balances, which provide the necessary liquidity to the Bank’s balance sheet, because of the increased competition in the Bank’s primary marketplace; management has continued to recognize the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively affect the Corporation’s net interest margin.
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
Noninterest Income. Total noninterest income decreased $411, or 27.1%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease was primarily attributable to a $780 write down related to other-than-temporarily impaired securities during the quarter, partially offset by a $462 gain on sales of investment securities, as management elected to realign the Bank’s balance sheet through sales of securities and a corresponding repayment of long-term debt. The investment securities were written down to reflect the reduced interest and principal payments that management expects to receive, as economic conditions have negatively affected the instrument’s underlying collateral. Additionally, the Bank’s gains on sale of newly originated loans increased $64 over the three months ended June 30, 2008. These increases in noninterest income were partially offset by an increase in losses on sales of foreclosed properties and a decline in wealth management, data processing and other transactional-based revenue streams, due primarily to the continuing slow economic environment.
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
Income Taxes. The Corporation recorded a tax credit totaling $576 for the three months ended June 30, 2009, compared to a tax expense of $407 in 2008. The change in income tax expense (benefit) is primarily attributable to the decrease in pre-tax income coupled with an increase in tax exempt income. The 2008 period included a $227 credit for the resolution of a tax contingency.
COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
Net Income (Loss). The Corporation’s net loss for the six months ended June 30, 2009 totaled $1,793, compared to net income of $2,522 for the same period in 2008. The per share loss was $0.48 for the six months ended June 30, 2009 compared to earnings per share of $0.68, for the six months ended June 30, 2008. The decrease was attributable to the increases in the provision for loan losses expense associated with commercial and commercial real estate loan portfolios. In addition, the Corporation’s operating expenses increased due to a special FDIC insurance assessment and higher premium rates, professional fees associated with loan workouts, increased franchise taxes and pre-payment penalties related to the early payoff of long-term debt. Some of these costs were offset by gains from the sale of securities, used to fund the early payoffs during the six months ended June 30, 2009.
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
Noninterest Income. Total noninterest income decreased by $791, or 24.0%, for the six months ended June 30, 2009, compared to the same period in 2008. The change in noninterest revenues from period to period is attributable to a $780 write down related to other-than-temporarily impaired securities, an increase in losses on sales of foreclosed properties and a decline in wealth management, data processing and other transactional-based revenue streams, due primarily to the continuing slow economic environment, all of which were offset by a $462 gain on sales of investment securities, as management elected to realign the Bank’s balance sheet through sales of securities and a corresponding repayment of long-term debt.
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
Income Taxes. The Corporation recorded a tax credit totaling $1,339 for the six months ended June 30, 2009, compared to a tax expense of $906 for the same period in 2008. The change in income tax expense (benefit) is primarily attributable to the decrease in pre-tax income coupled with an increase in tax exempt income.
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
CAPITAL RESOURCES

Total shareholders’ equity decreased $5,331, or 9.5% between December 31, 2008 and June 30, 2009. The decrease was primarily due to a $3,165 decline in accumulated other comprehensive income, period net losses of $1,793 and the payment of $371 in dividends.
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
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 10.8% at June 30, 2009, while the Tier 1 risk-based capital ratio was 9.6%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 7.5% at June 30, 2009. The Corporation’s wholly-owned bank reported a Tier 1 leverage ratio of 7.9% at June 30, 2009.
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
Subsequent to the filing of the interim financials on Form 10-Q, management’s primary federal and state regulator required certain adjustments related to the recognition of other-than-temporary-impairment related to its CDO portfolio. This restatement is being made to ensure consistency between the Bank’s Call Reports and Corporation’s interim financial statements.
Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting for the registrant and as part of this restatement re-evaluated the effectiveness of the Corporation’s internal controls over financial reporting.
Part of management’s re-evaluation was to examine its disclosure controls and procedures to determine their adequacy in relation to the Corporation’s business and the restatement. Based on that re-evaluation, management concluded that it’s Disclosure Controls and Procedures were not operating effectively related to the determination of OTTI and fair value related to its CDO portfolio.
To the extent the restatement was due to a material weakness in the Corporation’s internal controls, the material weakness was remediated when the Corporation changed its assumptions in 2010 and re-conducted its analysis of the impairment loss. Management will retain its remediated internal control features related to the recognition of other-than-temporary impairment related to its CDO portfolio for its future reporting periods and continue to evaluate those controls to ensure their adequacy.

DCB FINANCIAL CORP
FORM 10-Q/A
Quarter ended June 30, 2009
PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings:
There are no matters required to be reported under this item.

Item 1A —	Risk Factors:
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2008.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number		Purchased as Part	that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
Month #l 4/1/2009 to 4/30/2009	—	—	—	—
Month #2 5/1/2009 to 5/31/2009	—	—	—	—
Month #3 6/1/2009 to 6/30/2009	—	—	—	—

Total	—	—	—	184,907

(1)	On August 16, 2007, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.

DCB FINANCIAL CORP
FORM 10-Q/A
Quarter ended June 30, 2009
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

DCB FINANCIAL CORP (Registrant)
Date: March 30, 2010	/s/ Jeffrey T. Benton
Jeffrey T. Benton
President and Chief Executive Officer

Date: March 30, 2010	/s/ John A. Ustaszewski
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