Form 10-Q/A
period 2009-09-30
DCB FINANCIAL CORP
filed 2010-03-31
CIK 1025877

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

DCB FINANCIAL CORP
EXPLANATORY NOTE
This amendment to the Quarterly report on Form 10-Q (“Amended Report”) for DCB Financial Corp (“Corporation”) for the periods ended September 30, 2009 is being filed to amend portions of the Corporation’s Quarterly Report filed on Form 10-Q for the periods ended September 30, 2009 which was originally filed with the Securities Exchange Commission (“SEC”) on November 9, 2009.
As previously disclosed in a Form 8-K filing on March 11, 2010, Delaware County Bank, The Corporation’s wholly-owned subsidiary bank (the “Bank”) is amending its call report for the quarter-ended September 30, 2009 to make certain adjustments related to the recognition of other-than-temporary-impairment related to its CDO portfolio. This restatement is being made to ensure consistency between the Bank’s Call Reports and the Corporation’s interim financial statements.
The Corporation hereby amends Part I, Item I. “Financial Statements” and Item 2., “Management’s Discussion and Analysis” to reflect a restatement of the financial statements in connection with the following adjustments:
•	The recognition of other-than-temporary-impairment (“OTTI”) for the third quarter increased from $833 thousand to $1,745 thousand reflecting changes in the Bank’s estimates related to cash flow and credit quality on its CDO portfolio.
•	The Corporation’s net loss after tax for the three-months ending September 30, 2009 increased from $849 thousand to $1,450 thousand.
•	The Corporation’s loss per share increased from $0.23 to $0.39 for the reported quarter.
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

DCB FINANCIAL CORP
FORM 10-Q/A
For the Nine and Three Month Periods Ended September 30, 2009 and 2008

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

Item 1.	Financial Statements

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(Restated)
ASSETS
Cash and due from financial institutions	$11,684	$19,632
Interest bearing deposits	51,432	10,000
Federal funds sold and overnight investments	10,000	4,000

Total cash and cash equivalents	73,116	33,632
Securities available for sale, at fair value	97,496	111,360
Securities held to maturity, at amortized cost net of other than temporary impairment	1,730	8,002

Total securities	99,226	119,362
Loans held for sale, at lower of cost or market	2,099	1,083
Loans	496,412	513,213
Less allowance for loan losses	(8,848)	(6,137)

Net loans	487,564	507,076
Real estate owned	5,248	5,071
Investment in FHLB stock	3,796	3,796
Premises and equipment, net	14,882	15,537
Investment in unconsolidated affiliates	1,420	1,277
Bank-owned life insurance	16,124	15,623
Deferred federal income taxes	4,059	1,590
Accrued interest receivable and other assets	6,814	8,517

Total assets	$714,348	$712,564

LIABILITIES
Deposits
Noninterest-bearing	$59,492	$49,018
Interest-bearing	534,503	516,135

Total deposits	593,995	565,153
Federal funds purchased and other short-term borrowings	3,121	5,370
Federal Home Loan Bank advances	64,176	83,014
Accrued interest payable and other liabilities	2,608	2,968

Total liabilities	663,900	656,505

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 issued	3,785	3,785
Retained earnings	61,169	64,933
Treasury stock, at cost, 556,523 shares	(13,494)	(13,494)
Accumulated other comprehensive income (loss)	(1,012)	835

Total shareholders’ equity	50,448	56,059

Total liabilities and shareholders’ equity	$714,348	$712,564

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Interest and dividend income
Loans	$6,815	$8,113	$21,149	$25,233
Taxable securities	715	1,021	2,562	2,915
Tax-exempt securities	233	260	759	740
Federal funds sold and other	31	131	140	564

Total interest income	7,794	9,525	24,610	29,452

Interest expense
Deposits	1,704	2,995	5,918	9,685
Borrowings	747	1,009	2,493	3,115

Total interest expense	2,451	4,004	8,411	12,800

Net interest income	5,343	5,521	16,199	16,652

Provision for loan losses	1,766	2,800	6,908	4,000

Net interest income after provision for loan losses	3,577	2,721	9,291	12,652

Noninterest income (loss)
Service charges on deposit accounts	692	700	1,940	1,974
Trust department income	191	231	661	743
Net gains on sale of securities	—	—	462	278
Net losses on sale of assets	(91)	(619)	(251)	(735)
Gains on sale of loans	63	42	253	179
Treasury management fees	107	149	378	400
Data processing servicing fees	167	138	440	499
Earnings on bank owned life insurance	167	165	501	495
Other-than-temporary losses
Total other-than-temporary impairment losses	(1,111)	—	(6,301)	—
Portion of (gains) losses recognized in other comprehensive income (before taxes)	(634)	—	3,776	—

Net impairment losses recognized in income	(1,745)	—	(2,525)	—
Other	123	59	318	326

Total noninterest income (loss)	(326)	865	2,177	4,159

Noninterest expense
Salaries and employee benefits	2,590	2,554	7,717	7,664
Occupancy and equipment	1,138	1,103	3,292	3,168
Professional services	109	421	632	830
Advertising	122	112	307	320
Postage, freight and courier	84	75	237	219
Supplies	63	94	217	245
State franchise taxes	149	150	487	341
Federal deposit insurance premiums	757	194	1,411	239
Other	832	749	2,893	2,223

Total noninterest expense	5,844	5,452	17,193	15,249

Income (loss) before income taxes	(2,593)	(1,866)	(5,725)	1,562

Income tax credits	(1,143)	(1,654)	(2,482)	(748)

Net income (loss)	$(1,450)	$(212)	$(3,243)	$2,310

Basic and diluted earnings (loss) per common share	$(0.39)	$(0.06)	$(0.87)	$0.62

Dividends per share	$0.02	$0.16	$0.06	$0.48

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Net loss	$(1,450)	$(212)	$(3,243)	$2,310

Unrealized gains (losses) on securities available for sale, net of taxes (benefits) of $463, $292, $489 and ($129) for the respective periods	899	566	950	(250)

Net unrealized gain (loss) on securities held- to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes of $216 and $(1,284) for the respective periods	418	—	(2,492)	—

Reclassification adjustment for realized gains included in net income, net of tax of $0, $0, $157 and $95 for the respective periods	—	—	(305)	(183)

Comprehensive income (loss)	$(133)	$354	$(5,090)	$1,877

Accumulated other comprehensive income (loss)	$(1,012)	$(346)	$(1,012)	$(346)

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(Restated)
Cash flows provided by operating activities	$5,599	$6,212

Cash flows provided by (used in) investing activities
Securities available for sale
Purchases	(35,036)	(53,436)
Maturities, principal payments and calls	32,594	30,161
Sales	17,439	—
Net change in loans	11,528	1,031
Proceeds from sale of real estate owned	840	—
Investment in unconsolidated affiliate	(143)	—
Premises and equipment expenditures	(646)	(2,447)

Net cash provided by (used in) investing activities	26,576	(24,691)

Cash flows provided by (used in) financing activities
Net change in deposits	28,842	43,770
Net change in federal funds purchased and other short-term borrowings	(2,249)	(11,279)
Repayment of Federal Home Loan Bank advances	(18,838)	(7,670)
Cash dividends paid	(446)	(1,789)

Net cash provided by financing activities	7,309	23,032

Net change in cash and cash equivalents	39,484	4,553

Cash and cash equivalents at beginning of period	33,632	32,068

Cash and cash equivalents at end of period	$73,116	$36,621

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$8,727	$12,657

Income taxes	$—	$1,145

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on securities designated as available for sale, net of tax benefits	$950	$(250)

Unrealized gain (loss) on securities designated as held-to-maturity, net of taxes	$(2,492)	$—

Transfer from loans to real estate owned	$1,329	$881

Loans originated upon sale of real estate owned	$5,331	$190

Cash dividends declared but unpaid	$74	$595

Transfer of securities from available-for-sale to the held to maturity classification	$—	$8,002
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The following information applies to options outstanding at September 30, 2009:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES

99,265	$23.00 - $30.70
53,880	$16.90
55,566	$7.50 - $9.00
Recent Accounting Standards : FASB ASC 805-10 contains guidance relating to business combinations and applies to all transactions or other events in which one entity obtains control of one or more businesses. It requires all assets acquired, liabilities assumed and any noncontrolling interest to be measured at fair value at the acquisition date. The guidance requires certain costs such as acquisition-related costs that were previously recognized as a component of the purchase price, and expected restructuring costs that were previously recognized as an assumed liability, to be recognized separately from the acquisition as an expense when incurred.
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
Management adopted the foregoing three new issues effective June 30, 2009, as required. As a result of adoption of the FSP’s the Corporation recognized other-than-temporary impairment on collateralized debt obligations totaling $6,301. Credit-related impairment totaling $2,525 was recorded to operations and non-credit-related impairment of $3,776 was recorded to accumulated other comprehensive income.
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	December 31, 2008

U.S. Government and agency obligations	$32,492	$705	$—	$33,197
State and municipal obligations	29,221	286	(346)	29,161
Mortgage-backed securities	48,324	658	(52)	48,930

Total debt securities	110,037	1,649	(398)	111,288

Other securities	57	30	(15)	72

Total	$110,094	$1,679	$(413)	$111,360

The amortized cost and estimated fair values of securities held to maturity were as follows:

	Adjusted	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Value
September 30, 2009
(Restated)
Collateralized debt obligations	$5,506	$(3,776)	$1,730

The Corporation’s investment in held to maturity securities was comprised of the following as of September 30, 2009:
Collateralized debt obligations determined to be other than temporarily impaired.

(Restated)
Carrying value before impairment	$7,251
Other than temporary impairment due to credit quality issues	(1,745)

Adjusted carrying value	5,506
Other than temporary impairment not related to credit quality issues	(3,776)

Total securities held to maturity	$1,730

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Credit Losses Recognized on Investments
The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the nine month periods ended September 30, 2009 and 2008.

	Accumulated Credit Losses
	2009	2008

Credit losses on debt securities held
Beginning of period	$—	$—
Additions related to other-than-temporary losses not previously recognized	2,525	—
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized other-than-temporary losses	—	—
Reductions due to increases in expected cash flows	—	—

End of period	$2,525	$—

		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Value
December 31, 2008

Collateralized debt obligations	$8,002	$3,923	$4,079

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2009:

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses
					(Restated)			(Restated)

U.S. Government and agency obligations	3	$3,334	$(18)	—	$—	$—	3	$3,334	$(18)
State and municipal obligations	2	802	(12)	1	228	(1)	3	1,030	(13)
Mortgage-backed and other securities	15	1,233	(1)	7	1,128	(20)	22	2,361	(21)
Collateralized debt obligations	—	—	—	2	1,730	(3,776)	2	1,730	(3,776)

Total temporarily impaired securities	20	$5,369	$(31)	10	$3,086	$(3,797)	30	$8,455	$(3,828)

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
The Corporation’s unrealized losses on investments in collateralized debt obligations relate to a $3,000 and a $5,031 investment in pooled trust securities. The unrealized loss was primarily caused by (a) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (b) a sector downgrade by several industry analysts. The Corporation currently expects to settle the securities at a price less than the amortized cost basis of the investment (that is, the Corporation expects to recover less than the entire amortized cost basis of the security). The Corporation has recognized a $2,525 loss, representing that portion of the loss attributable to credit events, on these securities during the period ending September 30, 2009, thereby establishing a new, lower amortized cost basis on these securities. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the securities to the carrying value of the investments. The Corporation recorded the remainder of the fair value decline, totaling $3,776, to accumulated other comprehensive income. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in the collateralized debt obligations to be other-than-temporarily impaired at September 30, 2009.
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

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
September 30, 2009	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agency obligations	$24,758	$2,077	$22,681	$—
State and municipal obligations	29,819	554	29,265	—
Corporate bonds	1,048	—	1,048	—
Mortgage-backed and other securities	41,871	3,557	38,314	—

Total	$97,496	$6,188	$91,308	$—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2008	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agency obligations	$33,197	$—	$33,197	$—
State and municipal obligations	29,161	1,926	27,235	—
Mortgage-backed and other securities	49,002	71	48,931	—

Total	$111,360	$1,997	$109,363	$—

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Securities
Collateralized debt obligations are classified as held to maturity. The Corporation recognized other than temporary impairment on the securities as of September 30, 2009, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.
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

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Restated)			(Restated)
September 30, 2009
Collateralized debt obligations	$1,730	$—	$—	$1,730
Impaired loans	23,229	—	—	23,229
Real estate owned	1,643	—	—	1,643

December 31, 2008
Impaired loans	$5,528	$—	$—	$5,528
Carrying amount and estimated fair values of financial instruments were as follows:

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Restated)
Financial assets
Cash and cash equivalents	$73,116	$73,116	$33,632	$33,632
Securities available for sale	97,496	97,496	111,360	111,360
Securities held to maturity	1,730	1,730	8,002	4,079
Loans held for sale	2,099	2,099	1,083	1,083
Loans	496,412	497,420	513,213	517,956
FHLB stock	3,796	3,796	3,796	3,796
Accrued interest receivable	2,428	2,428	2,790	2,790

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
As a result of restatement, the following financial statement line items were adjusted (in thousands):

		Previously	Effect of
Condensed Consolidated Balance Sheet at September 30, 2009:	Restated	Reported	Change
Securities held to maturity, at amortized cost	$1,730	$4,955	$(3,225)
Total securities	99,226	102,491	(3,265)
Deferred federal income taxes	4,059	2,946	1,113
Total assets	714,348	716,500	(2,152)
Retained earnings	61,169	62,283	(1,114)
Accumulated other comprehensive income (loss)	(1,012)	26	(1,038)
Total shareholders’ equity	50,448	52,600	(2,152)
Total liabilities and shareholder’s equity	714,348	716,500	(2,152)

		Previously	Effect of
Condensed Consolidated Statements of Operations:	Restated	Reported	Change
Three Months Ended September 30, 2009:
Total other-than-temporary impariment losses	$(1,111)	$(3,036)	$1,925
Portion of (gains) losses recognized in other comprehensive income (before taxes)	(634)	2,203	(2,837)

Net impairment losses recognized in income	(1,745)	(833)	(912)
Total noninterest income (loss)	(326)	586	(912)
Loss before income credits	(2,593)	(1,682)	(911)
Income tax credits	(1,143)	(833)	(310)
Net loss	(1,450)	(849)	(601)
Basic and diluted loss per common share	(0.39)	(0.23)	(0.16)

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 6 — RESTATEMENT OF PREVIOUSLY ISSUED STATEMENTS (continued)

		Previously	Effect of
Condensed Consolidated Statements of Operations:	Restated	Reported	Change
Nine Months Ended September 30, 2009:
Total other-than-temporary impariment losses	$(6,301)	$(3,036)	$(3,265)
Portion of loss recognized in other comprehensive income (before taxes)	3,776	2,203	1,573

Net impairment losses recognized in income	(2,525)	(833)	(1,692)
Total noninterest income	2,177	3,869	(1,692)
Loss before income credits	(5,725)	(4,034)	(1,691)
Income tax credits	(2,482)	(1,905)	(577)
Net loss	(3,243)	(2,129)	(1,114)
Basic and diluted loss per common share	(0.87)	(0.57)	(0.30)

		Previously	Effect of
Condensed Consolidated Statements of Comprehensive Income (Loss):	Restated	Reported	Change
Three Months Ended September 30, 2009:
Net unrealized (gain) loss on securities held-to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes	$418	$(1,454)	$1,872

Comprehensive loss	(133)	(1,404)	1,271

Accumulated other comprehensive income (loss)	(1,012)	26	(1,038)

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 6 — RESTATEMENT OF PREVIOUSLY ISSUED STATEMENTS (continued)

		Previously	Effect of
	Restated	Reported	Change
Condensed Consolidated Statements of Comprehensive Income (Loss):
Nine Months Ended September 30, 2009:
Net unrealized loss on securities held-to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes	$(2,492)	$(1,454)	$(1,038)

Comprehensive loss	(5,090)	(2,938)	(2,152)

Accumulated other comprehensive income (loss)	(1,012)	26	(1,038)

		Previously	Effect of
	Restated	Reported	Change
Condensed Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 2009:
Unrealized loss on securities designated as held-to- maturity, net of tax benefits	$(2,492)	$—	$(2,492)

Item 1A.	Risk Factors
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
•	The Corporation’s assets totaled $714,348 at September 30, 2009, compared to $712,564 at December 31, 2008, an increase of $1,784, or 0.2%. The growth in the balance sheet is primarily due to the Corporation’s increase in deposits.

•	Net loss for the three and nine months ended September 30, 2009 totaled $1,450 and $3,243, respectively, compared to a net loss for the three months ended September 30, 2008 totaling $212 and net income for the nine months ended September 30, 2008 totaling $2,310, respectively.

•	The provision for loan losses totaled $6,908 for the nine months ended September 30, 2009 compared to $4,000 in the first nine months of 2008. This increase is mainly attributed to declines in overall credit quality and reserves for specific impaired loans. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.

•	An overall decline in loan balances, period to period, contributed to the reduced interest income. The Corporation’s net interest margin for the third quarter decreased slightly compared to the third quarter 2008, from 3.39% to 3.34%.

•	Non-interest income decreased $1,191 for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to a $1,745 write down related to an other than temporarily impaired securities during the quarter, partially offset by a decline in losses on sales of foreclosed properties.

•	FDIC insurance premiums increased by $1,172 for the nine months ended September 30, 2009, compared to the same period in 2008, including a special assessment.

•	The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges, in pricing and the variety of accounts it offers to the depositor. The Corporation confirms this by completing regular rate shops and comparisons versus competing financial services companies. The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus spread over funding costs. The interest spread depends on the overall account relationship and the creditworthiness of the borrower.

•	Deposit rates are reviewed weekly by management and are generally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area and to develop funding opportunities while earning an adequate net interest margin.

•	Total borrowings decreased by 23.9%, from $88,384 at December 31, 2008, to $67,297 at September 30, 2009. This is mainly due to management’s decision to prepay long term debt to reduce cash balances and decrease other costs on borrowed funds.
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $714,348 at September 30, 2009, compared to $712,564 at December 31, 2008, an increase of $1,784, or 0.2%. The growth is primarily due to an increase in the Corporation’s cash and cash equivalents balances offset by declines in loan balances attributable to reduced activity in our primary markets and planned portfolio runoff.
Cash and cash equivalents increased from $33,632 at December 31, 2008 to $73,116 at September 30, 2009 as a result of the Bank’s initiatives to increase liquidity. Management has targeted higher levels of liquid assets due to the uncertainty of economic volatility still facing the financial industry. Total securities decreased from $119,362 at December 31, 2008 to $99,226 at September 30, 2009. The decrease in securities balances is attributed to the sale of $16,977 of investments.

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
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
Net Income (Loss). The Corporation reported a net loss for the three months ended September 30, 2009 and 2008 totaling $1,450 and $212, respectively. The per share loss was $0.39 for the three months ended September 30, 2009 compared to $0.06 per share loss for the three months ended September 30, 2008. Operating results were negatively impacted by the impairment write down of an investment security, a significant increase in FDIC deposit insurance premiums and a decrease in the level of federal income tax credits, partially offset by a decrease in the provision for loan losses.
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
Noninterest Income. Total noninterest income decreased $1,191, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease was primarily attributable to a $1,745 write down related to other than temporarily impaired securities during the quarter, partially offset by a $528 decline in losses on sales of foreclosed properties compared to the same period in 2008. The investment securities were written down to reflect the reduced interest and principal payments that management expects to receive, as economic conditions have negatively affected the instrument’s underlying collateral. Additionally, the Bank experienced a decline in wealth management and trust revenue streams, of $42 and $40, respectively, due primarily to the current economic environment, which were partially offset by increases in gains on sale of newly originated loans of $21 and data processing revenue of $29 over the prior year quarter.
Noninterest Expense. Total noninterest expense increased $392, or 7.2%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The third quarter’s non-interest expense would have been lower than last year’s, if not for a nearly $563 increase in FDIC deposit insurance expenses. The significant increase in FDIC insurance premiums is attributed to both higher base assessment rates impacting the financial industry in order to replenish the deposit insurance fund and increased deposit balances. Other contributing factors included increased employee benefit costs and state franchise taxes. The increase in noninterest expense was offset by a $312, or 74.1%, reduction in professional fees for the quarter compared to 2008, due to reduced external consulting and professional services associated with the Corporation’s management of OREO properties and workout loans, including risk mitigation strategies. The Bank has continued to manage its problem credits with the involvement of various consultants with expertise in property management and workout.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Income Taxes. The Corporation recorded a tax credit totaling $1,143 and $1,654 for the three months ended September 30, 2009 and 2008, respectively. The decrease in income tax benefit is primarily attributable to a non-recurring $866 credit related to a change in accounting estimate included in the 2008 period, which was partially offset by an increase in pre-tax losses.
COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
Net Income (Loss). The Corporation’s net loss for the nine months ended September 30, 2009 totaled $3,243, compared to net income of $2,310 for the same period in 2008. The per share loss was $0.87 for the nine months ended September 30, 2009 compared to earnings per share of $0.62, for the nine months ended September 30, 2008. The decrease was attributable to the increases in the provision for loan losses expense associated with commercial and commercial real estate loan portfolios. In addition, the Corporation’s operating expenses increased due to a special FDIC insurance assessment and higher premium rates, a write down related to recognition of other than temporary impairment on securities, increased franchise taxes and pre-payment penalties related to the early payoff of long-term debt. Some of these costs were offset by gains from the sale of securities, used to fund the early payoffs during the nine months ended September 30, 2009.
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
Noninterest Income. Total noninterest income decreased by $1,982, or 47.7%, for the nine months ended September 30, 2009, compared to the same period in 2008. The decrease in noninterest revenues from period to period is attributable to an $2,525 write down related to recognition of other than temporary impairment on investment securities, a decline in wealth management and treasury management fees and declines in data processing and other transactional-based revenue streams, due primarily to the continuing slow economic environment, all of which were offset by a $184 increase in gain on sales of investment securities, as management elected to realign the Bank’s balance sheet through sales of securities and a corresponding repayment of long-term debt.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Noninterest Expense. Total noninterest expense increased $1,944, or 12.8%, for the nine months ended September 30, 2009, compared to the same period in 2008. The increase was primarily due to an increase in occupancy and equipment of $124, or 3.9%, state franchise taxes of $146, or 42.8%, pre-payment penalties on FHLB borrowings of $533 related to the aforementioned balance sheet realignment and increased FDIC deposit insurance premiums and special deposit insurance assessment of $1,172. The increase in noninterest expense was offset by a $198, or 23.9%, reduction in professional fees for the period compared to 2008, due to reduced external consulting and professional services associated with the Corporation’s management of OREO properties and workout loans, including risk mitigation strategies.
Income Taxes. The Corporation recorded a tax credit for the nine months ended September 30, 2009 and 2008, totaling $2,482 and $748, respectively. The change in income tax credit is primarily attributable to the decrease in pre-tax income coupled with an increase in tax exempt income. The 2008 period included a $1,113 credit attributable to the resolution of a tax contingency coupled with a change in accounting estimate related to the Corporation’s income taxes.
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
CAPITAL RESOURCES
Total shareholders’ equity decreased $5,611, or 10.0% between December 31, 2008 and September 30, 2009. The decrease was primarily due to period net losses of $3,243, coupled with the declaration of $521 in dividends and a $1,847 decrease in accumulated other comprehensive income.
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
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 10.9% at September 30, 2009, while the Tier 1 risk-based capital ratio was 9.7%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 7.3% at September 30, 2009. The Corporation’s wholly-owned bank reported a Tier 1 leverage ratio of 7.8% at September 30, 2009.

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

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2009
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings:
There are no matters required to be reported under this item.

Item 1A	— Risk Factors:
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2008.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)		Shares (or Units)	Dollar Value) of
	Total Number	(b)	Purchased as Part	Shares (or Units) that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
Month #l	—	—	—	—
7/1/2009 to 7/30/2009

Month #2	—	—	—	—
8/1/2009 to 8/31/2009

Month #3	—	—	—	—
9/1/2009 to 9/30/2009

Total	—	—	—	184,907

(1)	On August 16, 2007, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.

Item 3	— Defaults Upon Senior Securities:
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

DCB FINANCIAL CORP
Date: March 30, 2010	(Registrant) /s/ Jeffrey T. Benton
Jeffrey T. Benton
President and Chief Executive Officer

Date: March 30, 2010	/s/ John A. Ustaszewski
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