Form 10-K
period 2009-12-31
DCB FINANCIAL CORP
filed 2010-03-31
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Registrant’s telephone number, including area code (740) 657-7000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares, No par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
At June 30, 2009, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on a common share price of $7.35 per share (such price being the closing stock price on such date) was $25,354,979.
At March 26, 2010, the registrant had 3,717,385 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II of Form 10-K — Portions of the Annual Report to Shareholders for the year ended December 31, 2009.
Part III of Form 10-K — Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders of DCB Financial Corp.

PART I
Item 1 Description of Business
(a) General Development of Business
DCB Financial Corp (“DCB” or the “Corporation”) is a financial holding company headquartered in Lewis Center, Ohio. The Corporation has one wholly-owned subsidiary bank, The Delaware County Bank and Trust Company (the “Bank”).
The Corporation was incorporated under the laws of the State of Ohio in 1997, as a financial holding company under the Bank Holding Company Act of 1956, as amended, by acquiring all outstanding shares of the Bank. The Corporation acquired all such shares of the Bank after an interim bank merger, consummated on March 14, 1997. The Bank is a commercial bank, chartered under the laws of the State of Ohio, and was organized in 1950.
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
The Bank grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been pressured by a slowing economic environment. Real estate values, especially in the Bank’s core geographic area, experienced a decline during 2009.
The Bank’s core business is not significantly affected by a single industry. Additionally, the Bank services a variety of public fund units and at year end had approximately 5.72% of its total deposits from this group. This amount can fluctuate, but generally not by a material amount. No material industry or group concentrations exist in the loan portfolio.
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
Due to the previous high level of economic development growth in the Corporation’s market area, construction lending has become a significant part of the Bank’s overall lending strategy. Construction loans are secured by residential and business real estate, generally occupied by the borrower on completion. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant amount of loans on speculative projects. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans also are generally made in amounts of 80% or less of the value of collateral.
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

(b) Narrative Description of Business (Continued)
Employees
At December 31, 2009, the Bank employed 215 employees, 175 of whom were full-time. The Bank offers a number of employee benefits such as health, dental and life insurance, as well as education assistance for qualified employees. A 401(k) retirement plan is also available for eligible employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. All of the Corporation’s employees are also employed by the Bank.
Competition
The Bank operates in a highly competitive industry due to statewide and interstate branching by banks, savings and loan associations and credit unions. In its primary market area of Delaware County, Ohio and surrounding counties, the Bank competes for new deposit dollars and loans with several financial service companies, including large regional and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. According to the most recent market data, there are approximately fourteen other deposit-taking and lending institutions competing in the Bank’s primary market. In addition, according to the market data, the Bank currently ranks first in market share with approximately 29.8% of the deposits in the primary market. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency, State and Municipal subdivision issues which comprise a significant portion of the Bank’s investment portfolio, and which rates are used as indices on various loan products. The Bank is competitive with interest rates and loan fees that it charges, and in pricing and the variety of accounts it offers to the depositor. The dominant pricing mechanism on loans is the Prime interest rate as published in the Wall Street Journal. The interest spread over Prime depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are reviewed weekly by management and are normally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area, while developing funding opportunities that earn an adequate interest rate margin.
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
As a financial holding company, the Corporation is subject to supervision, regulation and periodic examination by the Federal Reserve Board and as a publicly traded corporation is subject to the rules of the U.S. Securities and Exchange Commission (SEC).

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
FDICIA
The Federal Deposit Insurance Corporation Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. As of December 31, 2009, the Corporation and the Bank were both considered well-capitalized based on the guidelines implemented by FDIC.
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
The current economic environment
The financial services industry has been operating under weaker economic conditions due to market declines in real estate loans and employment instability. This has led to increased losses related to a weakening credit market, and in some cases, reduced opportunities to underwrite loans. The market in which the Bank operates has generally experienced steady unemployment rates which are typically below the State of Ohio and national averages. Additionally, the real estate market has shown declining values for both residential and commercial real estate. If the unemployment rates were to increase, or, the values for real estate were to decline at a higher rate, the Bank could suffer additional credit losses as both consumers and business customers fail to meet their financial obligations.
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
We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common shares. The payment of dividends by our subsidiaries is subject to certain regulatory restrictions. During 2009 the Board of Directors of DCBF decided that it is prudent to conserve capital during this current economic environment in which DCBF and its subsidiary bank operate and in light of the Board’s belief that capital requirements for banking institutions will likely increase. In response to a request by DCB Financial Corp (“DCBF”), the Federal Reserve Bank of Cleveland (the “Reserve Bank”) has also advised DCBF that it does not support payment of a quarterly cash dividend at this time insofar as same would be inconsistent with the expectations of its policy on payment of dividends by bank holding companies contained in the Federal Reserve’s SR 09-4 and in view of the current financial condition of DCBF. In light of the foregoing, the Board has suspended the customary practice of paying a cash dividend in January for the fourth quarter of 2009. The Board of Directors of DCBF will continue to review the availability of cash dividends on an ongoing basis and will continue to seek the approval of the Reserve Bank with regard to future dividends, if any, as appropriate. As a result, any payment of dividends in the future by DCB Financial Corp will be dependent, in large part, on our subsidiaries’ ability to satisfy these regulatory restrictions and our subsidiaries’ earnings, capital requirements, financial condition and other factors. Although our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends in certain quarters to our stockholders, there can be no assurance that our dividend policy will allow for dividend payments in future periods.
Legislative or regulatory changes or actions could adversely impact the financial services industry.
The financial services industry is extensively regulated. Banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance fund, and may not provide benefit to our shareholders. Changes in laws and regulations or other actions by regulatory agencies may negatively impact the Corporation’s operations. Regulatory authorities have extensive discretion in connection with the operation of a financial institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil penalties, which could have a material adverse effect on our operations and financial condition.
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
The Corporation and the Bank finalized their assessment of the potential of participating in the Temporary Liquidity Guarantee Program and voted to opt in the TLGP.

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

II Investment Portfolio
The following table sets forth the carrying amount of securities at December 31, 2009, 2008 and 2007.

(In thousands)	2009	2008	2007
Available for sale
U.S. government and agency obligations	$27,455	$33,197	$24,540
States and municipal obligations	25,952	29,161	23,708
Corporate bonds	1,039	—	—
Collateralized debt obligations	—	—	7,894
Mortgage-backed securities	39,591	48,930	32,773

Total debt securities	94,037	111,288	88,915
Other securities, non-debt	63	72	94

Total	$94,100	$111,360	$89,009

Held to maturity
Collateralized debt obligations	$1,752	$8,002	$—

The following table sets forth information regarding scheduled maturities, fair value and weighted average yields of the Corporation’s debt securities only at December 31, 2009. The weighted average yield has been computed using the historical amortized cost for securities available for sale. The weighted average yield on tax-exempt obligations is computed on a taxable equivalent basis based on the statutory federal income tax rate of 34%.

		One	Five
	One	Through	Through	After
	Year	Five	Ten	Ten	Fair Value
(In thousands)	or Less	Years	Years	Years	Total
Available for sale
U.S. government and agency obligations	$1,007	$12,670	$11,688	$2,090	$27,455
States and municipal obligations	526	3,722	11,049	10,655	25,952
Corporate bonds	—	514	525	—	1,039
Mortgage-backed securities (1)	947	1,264	5,154	32,226	39,591

	$2,480	$18,170	$28,416	$44,971	$94,037

Weighted average yield	3.52%	3.93%	4.44%	5.96%	3.95%

(1)	Based on contractual terms to maturity. Mortgage-backed securities are subject to prepayment without penalty.

Five
	One	Through	Through	After
	Year	Five	Ten	Ten	Fair Value
(In thousands)	or Less	Years	Years	Years	Total
Held to maturity
Collateralized debt obligations	$—	$—	$—	$1,752	$1,752

III Loan Portfolio
Types of Loans
The amounts of gross loans, excluding net deferred loan fees and costs outstanding at December 31, 2009, 2008, 2007, 2006, and 2005 are shown in the following table.

(In thousands)	2009	2008	2007	2006	2005

Commercial and industrial	$44,123	$45,597	$41,500	$44,369	$47,498
Commercial real estate	207,808	207,968	193,608	200,821	202,649
Residential real estate and home equity	180,779	192,331	200,931	206,488	193,787
Real estate construction and land development	37,989	41,897	49,037	51,584	49,553
Consumer and credit card	18,745	25,249	35,066	48,448	58,653

	$489,444	$513,042	$520,142	$551,710	$552,140

The following table summarizes maturity for commercial real estate and other commercial loans at December 31, 2009.

			After one year through		After five years through
	Less than one year		five years		ten years		After ten years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Commercial real estate	$27,588	4.31%	$38,876	5.80%	$39,734	5.67%	$101,610	6.07%

Commercial and industrial	$24,701	3.80%	$13,411	5.09%	$3,326	4.02%	$2,685	4.74%
As of December 31, 2009, there were $43,097 fixed-rate and $156,545 variable-rate commercial loans maturing in more than one year.

Risk Elements
Nonaccrual and Past Due Loans
The following table summarizes nonaccrual loans and accruing loans, including impaired loans, past due greater than 90 days or more at December 31, 2009, 2008, 2007, 2006, and 2005.

(In thousands)	2009	2008	2007	2006	2005

Nonaccrual loans	$11,275	$4,698	$10,360	$5,189	$2,185
Accruing loans past due 90 days or more	$886	$1,146	$2,740	$3,307	$2,648
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
The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $603, $821, and $893 for the years ended December 31, 2009, 2008, and 2007 respectively.
Potential Problem Loans
A business loan is classified as impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans or loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for commercial and commercial real estate loans.
Loan Concentrations
At year-end 2009, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III above.
Other Interest-Bearing Assets
At year-end 2009, there were no other interest-bearing assets required to be disclosed under Item III if such assets were loans.

IV Summary of Loan Loss Experience
Analysis of the Allowance for Loan Losses
The following table sets forth the activity in the Corporation’s allowance for loan and lease losses for the years ended December 31, 2009, 2008, 2007, 2006, and 2005.

(In thousands)	2009	2008	2007	2006	2005

Balance at beginning of year	$6,137	$8,298	$5,442	$5,535	$4,818
Loans charged off:
Commercial	(1,831)	(3,250)	(549)	(1,243)	(193)
Commercial real estate	(2,575)	(6,177)	(5,549)	(59)	(61)
Residential real estate and home equity	(269)	(203)	(330)	(78)	(48)
Consumer and credit card	(1,115)	(1,024)	(1,258)	(955)	(1,135)
Lease financing	—	—	(5)	—	(20)

Total loans charged off	(5,790)	(10,654)	(7,691)	(2,335)	(1,457)

Loan recoveries:
Commercial	99	35	42	13	14
Commercial real estate	261	5	1	—	—
Residential real estate and home equity	10	7	7	—	—
Consumer and credit card	364	269	338	421	142
Lease financing	—	—	—	—	18

Total loan recoveries	734	316	388	434	174

Net loans charged off	(5,056)	(10,338)	(7,303)	(1,901)	(1,283)
Provision for loan losses	9,398	8,177	10,159	1,808	2,000

Balance at end of year	$10,479	$6,137	$8,298	$5,442	$5,535

Ratio of net charge-offs to average loans outstanding	1.00%	2.00%	1.36%	0.34%	0.24%

Allocation of the Allowance for Loan Losses
The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios. While management’s periodic analysis of the adequacy of allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-off that occurs.

		Percentage of		Percentage of		Percentage of
		Loans in Each		Loans in Each		Loans in Each
	Allowance	Category to	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
(In thousands)	December 31, 2009		December 31, 2008		December 31, 2007

Commercial and industrial	$2,216	9.01%	$683	8.88%	$1,328	7.97%
Commercial real estate	7,046	42.47	4,374	40.57	6,092	37.26
Residential real estate and home equity	323	36.93	410	37.47	129	38.60
Real estate construction	—	7.76	—	8.16	—	9.42
Consumer and credit card	894	3.83	670	4.92	746	6.74
Lease financing	—	—	—	—	3	.01

Total	$10,479	100.00%	$6,137	100.00%	$8,298	100.00%

	December 31, 2006		December 31, 2005

Commercial and industrial	$1,646	8.03%	$2,411	8.59%
Commercial real estate	2,055	36.44	887	36.64
Residential real estate and home equity	156	37.38	529	35.20
Real estate construction	13	9.34	98	8.96
Consumer and credit card	1,572	8.77	1,610	10.49
Lease financing		.04	—	.12

Total	$5,442	100.00%	$5,535	100.00%

V Deposits
Schedule of Average Deposit Amounts and Rates
The average balance of noninterest-bearing demand deposits totaled $63.0 million, $52.3 million, and $54.3 million, for the years ended December 31, 2009, 2008 and 2007, respectively. Additional detail regarding the make-up of the Corporation’s average deposit balances and related interest expense can be found on the Corporation’s attached Annual Report to Shareholders.
Maturity Analysis of Time Deposits Greater than $100,000
The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2009.

(In thousands)
Three months or less	$46,220
Over three through six months	37,537
Over six through twelve months	47,814
Over twelve months	25,436

Total	$157,007

VI Return on Equity and Assets
The information required by this item is set forth in the Company’s Annual Report to Shareholders.
VII Short-Term Borrowings
Average outstanding balances of short-term borrowings were 1.3% of shareholder’s equity for the year ending December 31, 2009, 9.6% for the year ended December 31, 2008 and 29% for the year ended December 31, 2007. The maximum amounts of outstanding short term borrowings were $93,764, $46,789 and $16,596 for the year ended December 31, 2009, 2008 and 2007, respectively.

Item 2 Properties
The Bank owns and operates its main office at 110 Riverbend Avenue, Lewis Center, Ohio 43035. The Bank also operates 19 branches and utilizes 8 other properties that are owned or leased as noted below:
1.	Corporate Office, 110 Riverbend Avenue, Lewis Center, Ohio 43015 (owned)

2.	Downtown Delaware Branch Office, 41 N. Sandusky St., Delaware, Ohio 43015 (leased)

3.	William Street Drive-Thru Office, 33 W. William St., Delaware, Ohio 43015 (leased)

4.	Delaware Center Branch Office, 199 S. Sandusky Street, Delaware, Ohio 43015 (owned)

5.	Galena Branch Office, 10 Park Street, Galena, Ohio 43021 (owned)

6.	Ostrander Branch Office, 10 West North Street, Ostrander, Ohio 43061 (owned)

7.	Ashley Branch Office, 2 West High Street, Ashley, Ohio 43003 (owned)

8.	Buehler’s Central Office, 800 West Central Avenue, Delaware, Ohio 43015 (leased)

9.	Sunbury Office, 75 S. Miller Dr., Sunbury, Ohio 43074 (owned)

10.	Highland Lakes Office, 6156 Highland Lakes Avenue, Westerville, Ohio 43085 (leased)

11.	Sawmill Parkway Office, 10149 Brewster Lane, Powell, Ohio 43065 (leased)

12.	Avery Road Office, 6820 Perimeter Loop Road, Dublin, Ohio 43017 (leased)

13. 14.	Willowbrook Branch Office, 100 Willowbrook Way South, Delaware, Ohio 43015 (leased) Olentangy Crossing Office, 81 Gallopers Ridge East, Lewis Center, Ohio 43035 (leased)

15.	Corporate Center Drive-Thru, Corner of Evergreen & US 23, S., Lewis Center, OH 43035 (owned)

16.	Polaris Office, 1942 Polaris Parkway, Columbus, Ohio 43240 (leased)

17.	Willowbrook, Delaware Run Branch Office, 100 Delaware Crossing West, Delaware, OH 43015 (leased)

18. 19.	ATM Express Bank, 554 W. Central Ave., Delaware, Ohio 43015 (leased) ATM Express Bank, Ohio Wesleyan University, Delaware, Ohio 43015 (leased)

20.	ATM Express Bank, 8208 Marysville Road West, Ostrander, Ohio 43061 (leased)

21.	ATM Express Bank, 1123 Columbus Pike, Delaware, Ohio 43015 (leased)

22.	ATM Express Bank, Dextars IGA, 153 West Water Street, Prospect, Ohio 43342 (leased)

23.	ATM Express Bank, 240 North Liberty Street, Powell, Ohio 43065 (leased)

24.	Marysville City Gate, 181 North Colemans’s Crossing, Marysville, Ohio 43040 (owned)

25.	Marysville Plaza Office, 1055 West 5th Street, Marysville, Ohio 43040 (leased)

26.	Liberty Office, 7319 Sawmill Parkway, Powell, Ohio 43065 (leased)
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
Item 4 Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the security holders in the fourth quarter of 2009.

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
Item 9A Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report, because a material weakness existed in the determination of other-than-temporary-impairment and fair value for the Corporation’s CDO portfolio.
As noted in Item 4 in the Corporation’s amended interim reports filed on Form 10-Q/A for the periods ending June 30, 2009 and September 30, 2009, Management’s primary Federal and State regulators required certain adjustments related to the recognition of other-then-temporary-impairment related to its CDO portfolio. Based on the regulator’s required changes, Management re-evaluated its internal controls over financial reporting for the registrant and concluded that its controls related to the determination of other-than temporary-impairment were not operating effectively.
To the extent that previous restatements were due to a material weakness in the Corporation’s internal controls, the material weakness was remediated when the Corporation changed its assumptions in 2010 and re-conducted its analysis of the impairment loss. Management retained its remediated internal control features related to the recognition of other-than-temporary-impairment related to its CDO portfolio for current and future reporting periods.
There were no changes in internal control over financial reporting during the quarter ended December 31, 2009, that materially impacted, or are likely to materially impact internal control over financial reporting in the future. However, as noted above Management has remediated its controls related to the determination of OTTI and fair value for its CDO portfolio.

Management’s Report on Internal Control Over Financial Reporting
Management of DCB Financial Corp (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting at December 31, 2009, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Corporation maintained effective internal control over financial reporting as of December 31, 2009. Based on this assessment, management determined that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2009, because a material weakness existed related to the determination of fair value and evaluation of other-than-temporary impairment of the CDO investment securities. The material weakness was remediated in 2010 when the Corporation changed its assumptions and re-conducted its analysis of the impairment loss.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B Other Information
None
PART III
Item 10 Directors and Executive Officers of the Registrant
The information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2010 Annual Meeting, under the sections captioned “Election of Directors and Information with Respect to Directors and Officers,” and “Section 16(A) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.
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
Item 11 Executive Compensation
The information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2010 Annual Meeting, under the section captioned “Executive Compensation and Other Information” and “Committees and Compensation of the Board of Directors.” Such information is incorporated herein by reference.
Item 12 Security Ownership of Certain Beneficial Owners and Management
The information about beneficial ownership of DCB common shares required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2010 annual meeting, under the section captioned “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
Equity Compensation Plan Information

			Number of securities
			remaining available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities reflected in
	and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	208,711	$19.59	90,703
Equity compensation plan not approved by security holders	0	0	0

Total	208,711	$19.59	90,703

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
Item 13 Certain Relationships and Related Transactions
Information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2010 Annual Meeting, under the section captioned “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.
Item 14 Principal Accountant Fees and Services
Information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2010 Annual Meeting under the section captioned “Information Concerning Independent Registered Public Accountants”, and such information is incorporated herein by reference.

PART IV
Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) Documents filed as part of Form 10-K
1	The following consolidated financial statements appear in the Corporation’s 2009 Annual Report, Exhibit 13 to Shareholders and are incorporated herein.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

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

Dated: March 30, 2010	DCB FINANCIAL CORP
	By:	/s/ JEFFREY T. BENTON
Jeffrey T. Benton, President & CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Dated: March 30, 2010

Signatures	Title

/s/ JEFFREY T. BENTON Jeffrey Benton	President (Principal Executive Officer), CEO and Director

/s/ JOHN A. USTASZEWSKI John A. Ustaszewski	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ TERRY M. KRAMER Terry M. Kramer	Director, Chairman of the Board

/s/ EDWARD A. POWERS Edward A. Powers	Director

/s/ VICKI J. LEWIS Vicki J. Lewis	Director

/s/ ADAM STEVENSON Adam Stevenson	Director

/s/ DONALD J. WOLF Donald J. Wolf	Director

/s/ PHILLIP F. CONNOLLY Phillip F. Connolly	Director

/s/ GERALD L. KREMER Gerald L. Kremer	Director

/s/ MARK H. SHIPPS Mark H. Shipps	Director

INDEX TO EXHIBITS

Exhibit
Number	Description of Document
3.1	Amended Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

3.2	Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

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