Form 10-Q
period 2010-03-31
DCB FINANCIAL CORP
filed 2010-05-17
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of May 7, 2010, the latest practicable date, 3,717,385 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
For the Three Month Periods Ended March 31, 2010 and 2009

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Item 1. Financial Statements

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from financial institutions	$11,475	$10,082
Interest bearing deposits	54,025	26,371
Federal funds sold and overnight investments	—	5,000

Total cash and cash equivalents	65,500	41,453
Securities available for sale	94,455	94,100
Securities held to maturity	1,672	1,752

Total securities	96,127	95,852
Loans held for sale, at lower of cost or fair value	2,313	2,442
Loans	480,727	489,482
Less allowance for loan losses	(11,314)	(10,479)

Net loans	469,413	479,003
Real estate owned	4,166	4,912
Investment in FHLB stock	3,754	3,773
Premises and equipment, net	14,052	14,435
Investment in unconsolidated affiliates	1,434	1,439
Bank-owned life insurance	16,493	16,326
Deferred federal income taxes	5,413	5,239
Accrued interest receivable and other assets	9,570	10,148

Total assets	$688,235	$675,022

LIABILITIES
Deposits
Noninterest-bearing	$61,329	$60,502
Interest-bearing	512,844	496,953

Total deposits	574,173	557,455
Federal funds purchased and other short-term borrowings	1,261	3,011
Federal Home Loan Bank advances	61,507	63,148
Accrued interest payable and other liabilities	2,068	2,065

Total liabilities	639,009	625,679

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 issued	3,785	3,785
Retained earnings	59,325	60,213
Treasury stock, at cost, 556,523 shares	(13,494)	(13,494)
Accumulated other comprehensive loss	(390)	(1,161)

Total shareholders’ equity	49,226	49,343

Total liabilities and shareholders’ equity	$688,235	$675,022

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Interest and dividend income
Loans	$6,456	$7,104
Taxable securities	722	1,027
Tax-exempt securities	199	274
Federal funds sold and other	18	77

Total interest income	7,395	8,482

Interest expense
Deposits	1,210	2,295
Borrowings	691	910

Total interest expense	1,901	3,205

Net interest income	5,494	5,277

Provision for loan losses	1,961	3,435

Net interest income after provision for loan losses	3,533	1,842

Noninterest income
Service charges on deposit accounts	605	598
Trust department income	225	236
Net gain (loss) on sales of assets	98	(25)
Gains on sale of loans	29	51
Treasury management fees	130	135
Data processing servicing fees	132	135
Earnings on bank owned life insurance	167	167
Total other-than-temporary impairment losses	(80)	—
Portion of loss recognized in (reclassified from) other comprehensive loss (before taxes)	(950)	—

Net impairment losses recognized in income	(1,030)	—
Other	80	101

Total noninterest income	436	1,398

Noninterest expense
Salaries and other employee benefits	2,624	2,524
Occupancy and equipment	1,030	1,067
Professional services	307	163
Advertising	74	91
Postage, freight and courier	87	85
Supplies	30	77
State franchise taxes	152	169
Federal deposit insurance premiums	396	160
Other	788	739

Total noninterest expense	5,488	5,075

Loss before income tax credits	(1,519)	(1,835)
Income tax credits	(631)	(764)

Net loss	$(888)	$(1,071)

Basic and diluted loss per common share	$(0.24)	$(0.29)

Dividends per share	$—	$0.02

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(888)	$(1,071)

Reclassification adjustment for other-than-temporary impairment loss recognized in income, net of taxes of $323	627	—

Unrealized gains on securities available for sale, net of taxes of $74 and $100 for the respective periods	144	195

Comprehensive loss	$(117)	$(876)

Accumulated other comprehensive income (loss)	$(390)	$1,030

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009

Cash flows provided by (used in) operating activities	$2,716	$(3,743)

Cash flows provided by investing activities
Securities
Purchases	(9,861)	(7,479)
Maturities, principal payments and calls	9,481	12,411
Net change in loans	7,740	(3,447)
Proceeds from sale of real estate owned	688	560
Investment in unconsolidated affiliate	5	(6)
Premises and equipment expenditures	(49)	(99)

Net cash flows provided by investing activities	8,004	1,940

Cash flows provided by financing activities
Net change in deposits	16,718	21,269
Net change in federal funds purchased and other short-term borrowings	(1,750)	(911)
Repayment of Federal Home Loan Bank advances	(1,641)	(2,905)
Cash dividends paid	—	(568)

Net cash provided by financing activities	13,327	16,885

Net change in cash and cash equivalents	24,047	15,082

Cash and cash equivalents at beginning of period	41,453	33,632

Cash and cash equivalents at end of period	$65,500	$48,714

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,996	$3,141

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gains on securities designated as available for sale, net of tax benefits	$144	$195

Unrealized loss on securities designated as held-to-maturity, net of taxes	$53	$—

Transfers from loans to real estate owned	$16	$—

Cash dividends declared but unpaid	$—	$595
See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These consolidated interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at March 31, 2010, and its results of operations and cash flows for the three month periods ended March 31, 2010 and 2009. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its Annual Report as of December 31, 2009. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s Annual Report as of December 31, 2009. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the entire year.
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

	Three Months Ended
	March 31,
	2010	2009

Weighted-average common shares outstanding (basic)	3,717,385	3,717,385

Dilutive effect of assumed exercise of stock options	—	—

Weighted-average common shares outstanding (diluted)	3,717,385	3,717,385

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
Options to purchase 200,742 shares of common stock with a weighted-average exercise price of $19.59, were outstanding at March 31, 2010, but were excluded from the computation of common share equivalents for the three month period then ended because the exercise price was greater than the average fair value of the shares.
Options to purchase 159,284 shares of common stock with a weighted-average exercise price of $22.92, were outstanding at March 31, 2009, but were excluded from the computation of common share equivalents for the period then ended because the exercise price was greater than the average fair value of the shares during the period.
Stock option plan
The Corporation’s shareholders approved an employee share option plan (the “Plan”) in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. No shares were granted for the period ending March 31, 2010. At March 31, 2010, 67,504 shares were exercisable and 98,674 shares were available for grant under this plan.
The Corporation recognizes compensation cost for unvested equity-based awards based on their grant-date fair value. The Corporation recorded $24 and $32 in compensation cost for equity-based awards that vested during the three months ended March 31, 2010 and 2009, respectively. The Corporation has $220 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of March 31, 2010, which is expected to be recognized over a weighted-average period of 4.2 years.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
A summary of the status of the Corporation’s stock option plan as of March 31, 2010 and December 31, 2009, and changes during the periods then ended are presented below:

		Three Months Ended
		March 31,
		2010
			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING
		EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of period	204,883	$19.59	8.6 years
Forfeited	(4,141)	14.87

Outstanding at end of period	200,742	$19.59	8.3 years

Options exercisable at period end	67,504	$23.96

		Year Ended
		December 31,
		2009
			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING
		EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of year	159,284	$22.92	8.2 years
Granted	55,566	8.93	9.5 years
Forfeited	(9,967)	21.30

Outstanding at end of year	204,883	$19.59	8.6 years

Options exercisable at year end	63,005	$24.77

Weighted-average fair value of options granted during the year		$0.76

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
The following information applies to options outstanding at March 31, 2010:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES

97,097	$23.00 – $30.70
50,942	$16.90
52,703	$7.50 – $9.00
Recent Accounting Standards: FASB ASC 860-10 relates to accounting for transfers of financial assets and changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations. The standard also eliminates the exemption from consolidation for qualifying special-purpose entities (QSPEs). As a result, all existing QSPEs need to be evaluated to determine whether the QSPE should be consolidated.
FASB ASC 860-10 is effective as of the beginning of a reporting entity’s first annual reporting period beginning January 1, 2010 as to the Corporation, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The recognition and measurement provisions must be applied to transfers that occur on or after the effective date. Early application is prohibited. The standard also requires additional disclosures about transfers of financial assets that occur both before and after the effective date. The Corporation adopted the standard effective January 1, 2010, without significant effect on its consolidated financial statements.
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
FASB ASC 860-10 is effective as of the beginning of a reporting entity’s first annual reporting period that begins January 1, 2010 and for interim periods within the first annual reporting period. Earlier application is prohibited. The Corporation adopted the standard effective January 1, 2010, without significant effect on its consolidated financial statements.
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration of all information available to us. In developing this assessment, we must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.
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
The valuation of other assets requires that management utilize a variety of estimates and analysis to determine whether an asset is impaired or other-than-temporarily impaired. After determining the appropriate methodology for fair value measurement, management then evaluates whether or not declines in fair value below book value are temporary or other-than-temporary impairments. If it is determined that measured impairment is other-than-temporary the appropriate loss recognition is recorded within the period that OTTI is recognized. Generally, management utilizes third parties to provide appraisals, analysis or market pricing in support of OTTI analysis.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	March 31, 2010

U.S. Government and agency obligations	$28,356	$324	$(54)	$28,626
State and municipal obligations	25,127	647	(24)	25,750
Corporate bonds	1,011	41	—	1,052
Mortgage-backed and related securities	37,765	1,212	(2)	38,975

Total debt securities	92,259	2,224	(80)	94,403

Other securities	57	7	(12)	52

Total	$92,316	$2,231	$(92)	$94,455

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	December 31, 2009

U.S. Government and agency obligations	$27,235	$297	$(77)	$27,455
State and municipal obligations	25,444	543	(35)	25,952
Corporate bonds	1,012	27	—	1,039
Mortgage-backed and related securities	38,455	1,144	(8)	39,591

Total debt securities	92,146	2,011	(120)	94,037

Other securities	57	20	(14)	63

Total	$92,203	$2,031	$(134)	$94,100

The amortized cost and estimated fair values of securities held to maturity were as follows:

	Adjusted	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Value
March 31, 2010

Collateralized debt obligations	$4,380	$(2,708)	$1,672

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

	Adjusted	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Value
December 31, 2009

Collateralized debt obligations	$5,410	$(3,658)	$1,752

The Corporation’s investment in held to maturity securities was comprised of the following as of March 31, 2010:
Collateralized debt obligations determined to be other than temporarily impaired.

	March 31,	December 31,
	2010	2009
Carrying value before impairment	$5,410	$8,031
Other than temporary impairment due to credit quality issues	(1,030)	(2,621)

Adjusted carrying value	4,380	5,410
Other than temporary impairment not related to credit quality issues	(2,708)	(3,658)

Total fair value of securities held to maturity	$1,672	$1,752

Credit Losses Recognized on Investments
The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the three month periods ended March 31, 2010 and 2009.

	Accumulated Credit Losses
	2010	2009

Credit losses on debt securities held
Beginning of period	$2,621	$—
Additions related to other-than-temporary losses not previously recognized	1,030	—
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized other-than-temporary losses	—	—
Reductions due to increases in expected cash flows	—	—

End of period	$3,651	$—

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:
March 31, 2010

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses
					(Restated)			(Restated)

U.S. Government and agency obligations	8	$8,199	$(54)	—	$—	$—	8	$8,199	$(54)
State and municipal obligations	6	2,450	(20)	1	303	(4)	7	2,754	(24)
Mortgage-backed and other securities	6	629	(2)	2	52	(12)	8	681	(14)
Collateralized debt obligations	—	—	—	2	1,672	(2,708)	2	1,672	(2,708)

Total temporarily impaired securities	20	$11,278	$(76)	5	$2,027	$(2,724)	25	$13,306	$(2,800)

December 31, 2009

	(Less than 12 months)			(12 months or longer)					Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

U.S. Government and agency obligations	5	$5,087	$(77)	—	$—	$—	5	$5,087	$(77)
State and municipal obligations	9	3,504	(35)	—	—	—	9	3,504	(35)
Collateralized debt obligations	—	—	—	2	1,752	(3,658)	2	1,752	(3,658)
Mortgage-backed securities and other	5	1,048	(1)	6	931	(21)	11	1,979	(22)

Total temporarily impaired securities	19	$9,639	$(113)	8	$2,683	$(3,680)	27	$12,322	$(3,792)

The unrealized losses on the Corporation’s investments in U.S. Government and agency obligations, state and political subdivision obligations and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The Corporation’s unrealized loss on investments in collateralized debt obligations relates to an aggregate $4,380 investment in pooled trust securities. The unrealized loss was primarily caused by (a) a recent decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (b) a recent sector downgrade by industry analysts. The Corporation currently expects the obligations to be settled at a price less than the amortized cost basis of the investments (that is, the Corporation expects to recover less than the entire amortized cost basis of the security). The Corporation has recognized a loss equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in the securities to be other-than-temporarily impaired at March 31, 2010.
Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).
At March 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The amortized cost and estimated fair value of all debt securities at March 31, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,660	$1,675	$—	$—
Due from one to five years	14,508	14,799	—	—
Due from five to ten years	26,995	27,414	—	—
Due after ten years	11,331	11,540	4,380	1,672
Mortgage-backed and related securities	37,765	38,975	—	—

Total debt securities	92,259	94,403	4,380	1,672
Other securities	57	52	—	—

Total	$92,316	$94,455	$4,380	$1,672

Securities with a carrying value of $87,789 at March 31, 2010 were pledged to secure public deposits and other obligations.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 3 — LOANS
Loans were as follows:

March 31,
2010

Commercial and industrial	$41,976
Commercial real estate	210,451
Residential real estate and home equity	185,705
Real estate construction and land development	25,728
Consumer and credit card	16,785

480,645
Add: Net deferred loan origination costs	82

Total loans receivable	$480,727

NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended
	March 31,
	2010	2009

Balance at beginning of period	$10,479	$6,137
Provision for loan losses	1,961	3,435
Loans charged off	(1,233)	(2,654)
Recoveries	107	102

Balance at end of period	$11,314	$7,020

Nonperforming loans were as follows:

	March 31,	December 31,
	2010	2009

Loans past due 90 days or more and still accruing	$1,252	$886
Nonaccrual loans	15,160	11,275

Total	$16,412	$12,161

Impaired loans are as follows:

Loans with no allocated allowance for unconfirmed loan losses	$11,062	$15,321
Loans with allocated allowance for unconfirmed loan losses	40,033	31,985

Total	$51,095	$47,306

Amount of the allowance for loan losses allocated to unconfirmed losses on impaired loans	$7,680	$6,326

Average of impaired loans during the period	$43,205	$20,435

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
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include certain equity securities and U.S. Government and agency obligations. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Government and agency obligations, state and municipal obligations, corporate bonds and mortgage-backed securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009.

		March 31, 2010
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agency obligations	$28,626	$2,033	$26,593	$—
State and municipal obligations	25,750	—	25,750	—
Corporate bonds	1,052	—	1,052	—
Mortgage-backed and other securities	39,027	1,135	37,892	—

Total	$94,455	$3,168	$91,287	$—

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

		December 31, 2009
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agency obligations	$27,455	$998	$26,457	$—
State and municipal obligations	25,952	—	25,952	—
Corporate bonds	1,039	—	1,039	—
Mortgage-backed and other securities	39,654	63	39,591	—

Total	$94,100	$1,061	$93,039	$—

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Securities
Certain collateralized debt obligations are classified as held to maturity. The Corporation recognized other than temporary impairment on the securities as of March 31, 2010, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.
Impaired loans
At March 31, 2010 and December 31, 2009, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010

Collateralized debt obligations	$1,672	$—	$—	$1,672
Impaired loans	40,907	—	—	40,907
Real estate owned	2,013	—	—	2,013

December 31, 2009

Collateralized debt obligations	$1,752	$—	$—	$1,752
Impaired loans	6,326	—	—	6,326
Real estate owned	1,470	—	—	1,470
Carrying amount and estimated fair values of financial instruments were as follows:

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$65,500	$65,500	$41,453	$41,453
Securities available for sale	94,455	94,455	94,100	94,100
Securities held to maturity	1,672	1,672	1,752	1,752
Loans held for sale	2,313	2,313	2,442	2,442
Loans	480,727	480,526	489,482	490,446
FHLB stock	3,754	3,754	3,773	3,773
Accrued interest receivable	2,266	2,266	2,348	2,348

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities
Noninterest-bearing deposits	$61,329	$61,329	$60,502	$60,502
Interest-bearing deposits	512,844	513,321	496,953	497,434
Federal funds purchased and other short-term borrowings	1,261	1,261	3,011	3,011
FHLB advances	61,507	62,180	63,148	64,040
Accrued interest payable	699	699	654	654
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
Item 1A. Risk Factors
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2009.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at March 31, 2010, compared to December 31, 2009, and the consolidated results of operations for the three months ended March 31, 2010, compared to the same period in 2009. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
Overview of the first quarter of 2010
The Corporation, through the Bank provides customary retail banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, real estate mortgage loans and installment loans. The Bank also provides trust and wealth management products and services through its own trust department and its Raymond James affiliation. It also offers a variety of commercial and commercial real estate loans along with treasury management services to various commercial businesses.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been under some pressures mainly attributable to an overall slow down in economic activity and related increases in unemployment levels, loan foreclosure volume and a decline in real estate values. The Corporation’s business has been under pressure due primarily to market interest rate conditions, competition and a slow down in the economy. Real estate values, especially in the Bank’s core geographic area, have declined during the past several years and the lower values have continued into the first three months of 2010.
•	The Corporation’s assets totaled $688,235 at March 31, 2010, compared to $675,022 at December 31, 2009, an increase of $13,213, or 2.0%. The increase in assets was mainly attributed to an increase in cash and cash equivalents.
•	Net loss for the first three months of 2010 totaled $888, an improvement over the net loss of $1,071 for the same period in 2009.
•	The provision for loan losses totaled $1,961 for the three months ended March 31, 2010 compared to $3,435 in the first three months of 2009. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.
•	The Corporation recognized a $1,030 other-than-temporary impairment charge on its investment in collateralized debt obligations during the 2010 quarter.
•	The Corporation’s net interest margin increased from the same period in 2009. Net interest income increased to $5,494 for the three months ended March 31, 2010 compared to $5,277 for the same period in 2009. The $217 increase was mainly attributed to management’s ability to re-price deposits on a year to year comparison, which helped reduce overall funding costs.
•	The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges, in pricing and variety of accounts it offers to the depositor. The Corporation confirms this by completing regular rate shops and comparisons versus competing financial services companies. The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus spread over the index. The interest spread depends on the overall account relationship and the creditworthiness of the borrower.
•	Deposit rates are reviewed weekly by management and are generally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area, develop funding opportunities while earning an adequate interest rate margin.
•	Total borrowings decreased by 5.1%, from $66,159 at December 31, 2009, to $62,768 at March 31, 2010. This is mainly due to a reduced reliance on borrowed funds because of the improved ability to raise deposits from its core customer base.
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $688,235 at March 31, 2010, compared to $675,022 at December 31, 2009, an increase of $13,213, or 2.0%. Cash and cash equivalents increased from $41,453 at December 31, 2009 to $65,500 at March 31, 2010 as a result an increase in deposits and reduced origination volume. Total securities increased slightly from $95,852 at December 31, 2009 to $96,127 at March 31, 2010. Management utilizes investment securities to provide the Corporation with the flexibility to move funds into loans as demand warrants, and as collateral for various borrowing opportunities.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The increase in interest-bearing deposit balances is attributed to proceeds from the decline in loans and strong deposit growth. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities.
The mortgage-backed securities portfolio, totaling $38,975 at March 31, 2010, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. The Corporation held no structured notes during any period presented.
Total loans, including loans held for sale, decreased $8,884, or 1.8%, from $491,924 at December 31, 2009 to $483,040 at March 31, 2010. Commercial and industrial, construction and consumer financing experienced decreases in loans outstanding. The Corporation continues to see growth and good loan opportunities in commercial real estate loans, as many large banks have cut back on lending.
Total deposits increased $16,718, or 3.0%, from $557,455 at December 31, 2009 to $574,173 at March 31, 2010. Deposit growth stems primarily from increased CDARS balances, which provide increased levels of FDIC insurance coverage for certificate of deposits. The Bank had approximately $166,000 in CDARS deposits outstanding at March 31, 2010. Noninterest-bearing deposits increased $827, or 1.4%, and interest bearing deposits increased $15,891, or 3.2% during the quarter ended March 31, 2010.
The Corporation utilizes a variety of alternative funding sources due to competitive challenges within its primary market. Total borrowings decreased $3,391 during the three months ended March 31, 2010, from $66,159 at December 31, 2009, as borrowings were repaid with proceeds from deposit growth. Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed-rate loans. Continued reliance on borrowings outside of normal deposit growth may increase the Corporation’s overall cost of funds.
COMPARISON OF RESULTS OF OPERATIONS
Net Loss. The Corporation reported a net loss for the three months ended March 31, 2010 totaling $888, compared to a net loss of $1,071 for the same period in 2009. The per share loss was $0.24 for the three months ended March 31, 2010 compared to a per share loss of $0.29 for the three months ended March 31, 2009, an improvement of $0.05 per share. Operating results were negatively impacted by the other-than-temporary impairment write down of investment securities and a significant increase in FDIC deposit insurance premiums.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $5,494 for the three months ended March 31, 2010 and $5,277 for the same period in 2009. Loan originations remained sluggish during the first quarter and The Bank continued to experience run off in the indirect auto, residential mortgage and investment property portfolios. Other loan portfolios remained stable or increased slightly. The Bank experienced strong growth in key core deposit product categories and was able to re-price those deposits on a year to year comparison, which helped reduce overall funding costs. The Bank still holds substantial cash like balances, which provide the necessary liquidity for The Bank’s funding needs, but provided minimal returns in the 2010 quarter.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The Bank has mainly experienced growth primarily in CDARS deposits along with good growth in most other deposit products. Increased funding costs may further negatively impact the net interest margin in future periods if the current competitive environment remains in effect. The Corporation has been able to reduce its overall borrowings, mainly through the FHLB, by replacing them with customer deposits that have grown significantly. The Corporation’s net interest margin for the first quarter increased compared to the first quarter 2009, from 3.39% to 3.63%. Interest expense decreased by $1,304, or 40.7%, due primarily to a decline in the cost of deposits and borrowings and a decrease in borrowings outstanding, partially offset by an increase in deposits.
The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank’s cost of funds to take advantage of pricing and cash flow opportunities. Additionally, because of the increased competition in the Bank’s primary marketplace, management has continued to recognize the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively affect the Corporation’s net interest margin. It is likely that these rates will continue to be offered to secure liquidity while maintaining market share.
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
The provision for loan losses totaled $1,961 for the three months ended March 31, 2010, compared to $3,435 for the same period in 2009, a decline of $1,474, or 42.9%. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. The largest percentage of charge-offs during 2010 was attributed to the economic conditions that affected the Columbus investment property and commercial loan portfolios. Non-accrual loans at March 31, 2010 increased to $15,160 from $11,275 at December 31, 2009. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. Delinquent loans over thirty days increased to 3.84% of total loans at March 31, 2010 from 1.92% at March 31, 2009, and again are mainly attributed to the real estate investment and commercial portfolios. In addition, delinquent loans over thirty days increased somewhat from 3.0% of total loans at December 31, 2009 to 3.84% of total loans at March 31, 2010. Management will continue to focus on activities related to monitoring, collection, and workout of delinquent loans. Management also continues to monitor exposure to industry segments, and believes that the loan portfolio remains adequately diversified.
Net charge-offs for the three months ended March 31, 2010 were to $1,126, compared to $2,552 for the three months ended March 31, 2009. Annualized net charge-offs for the three months ended March 31, 2010 were 0.9% compared to 2.0% for the quarter ending March 31, 2009. The allowance for loan losses was $11,314, or 2.35% of total loans at March 31, 2010, compared to $7,020, or 1.37% of total loans at March 31, 2009. Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level.
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Noninterest Income. Total noninterest income decreased $962, or 68.8%, for the three months ended March 31, 2010, compared to the same period in 2009. The decrease was primarily attributable to a $1,030 write down related to other-than-temporarily impaired securities during the quarter, offset by a $98 gain on sales of foreclosed properties compared to a loss of $25 for the same period in 2009. The securities were written down to reflect the reduced interest and principal payments that management expects to receive, as economic conditions have negatively affected these instruments’ underlying issuers.
Noninterest Expense. Total noninterest expense increased $413, or 8.1%, for the three months ended March 31, 2010, compared to the same period in 2009. The increase was the result of increases in professional services, salaries and employee benefits and Federal deposit insurance premiums, which were offset by a reduction in occupancy expenses for the quarter, compared to 2009. Professional services increased primarily due to external consulting services associated with the Corporation’s regulatory obligations and filings and loan workout activities,
Income Taxes. The Corporation recorded a tax credit totaling $631 for the three months ended March 31, 2010, compared to tax credit of $764 in 2009. The change in income tax benefit is primarily attributable to the decrease in pre-tax losses.
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
Cash and cash equivalents increased $24,047, or 58.0%, to $65,500 at March 31, 2010 compared to $41,453 at December 31, 2009. Cash and equivalents represented 9.5% of total assets at March 31, 2010 and 6.1% of total assets at December 31, 2009. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and has various correspondent banking partners to purchase overnight federal funds should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.
CAPITAL RESOURCES
Total shareholders’ equity decreased $117, or 0.2%, between December 31, 2009 and March 31, 2010. The decrease was primarily due to period net losses of $888, offset by a decrease of $771 in accumulated other comprehensive losses.
Tier 1 capital is shareholders’ equity excluding the unrealized gain or loss on securities and intangible assets. Total capital includes Tier 1 capital plus the allowance for loan losses, not to exceed 1.25% of risk-weighted assets. Risk-weighted assets are the Corporation’s total assets after such assets are assessed for risk and assigned a weighting factor defined by regulation based on their inherent risk.
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 10.5% at March 31, 2010, while the Tier 1 risk-based capital ratio was 9.2%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 6.6% at March 31, 2010. The Corporation’s wholly-owned bank reported total capital to risk-weighted assets of 10.6% at March 31, 2010.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of March 31, 2010.

	PAYMENT DUE BY YEAR
		Less than 1			More than
CONTRACTUAL OBLIGATIONS	Total	year	1-3 years	3-5 years	5 years
FHLB advances	$61,507	$4,184	$50,821	$3,605	$2,897
Federal funds purchased and other short-term borrowings	1,261	1,261	—	—	—
Operating lease obligations	6,621	699	1,864	1,864	2,194
Loan and line of credit commitments	70,006	70,006	—	—	—

Total Contractual Obligations	$139,395	$76,150	$52,685	$5,469	$5,091

In addition the Corporation has an investment in an unconsolidated affiliate in a mezzanine financing fund with an outstanding commitment of $960.
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
The Corporation’s Annual Report includes a table depicting the changes in the Corporation’s interest rate risk as of December 31, 2009, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +300 basis points in market interest rates. Management believes that no events have occurred since December 31, 2009 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.
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
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except with respect to controls related to determination of fair value and evaluation of other-than-temporary impairment of collateralized debt obligations.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended March 31, 2010
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total Number		Purchased as Part	Shares (or Units) that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs

Month #l	—	—	—	—
1/1/2010 to 1/31/2010
Month #2	—	—	—	—
2/1/2010 to 2/28/2010
Month #3	—	—	—	—
3/1/2010 to 3/31/2010

Total	—	—	—	184,907

(1)	On August 16, 2007, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended March 31, 2010
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

DCB FINANCIAL CORP (Registrant)

Date: May 17, 2010	/s/ Jeffrey Benton Jeffrey Benton
President and Chief Executive Officer

Date: May 17, 2010	/s/ John A. Ustaszewski John A. Ustaszewski
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