Form 10-Q
period 2010-06-30
DCB FINANCIAL CORP
filed 2010-08-16
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐     No ☑
As of August 16, 2010, the latest practicable date, 3,717,385 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
For the Six and Three Month Periods Ended June 30, 2010 and 2009

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Item 1. Financial Statements

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from financial institutions	$11,295	$10,082
Interest bearing deposits	36,201	26,371
Federal funds sold and overnight investments	—	5,000

Total cash and cash equivalents	47,496	41,453
Securities available for sale	86,892	94,100
Securities held to maturity	1,704	1,752

Total securities	88,596	95,852
Loans held for sale, at lower of cost or fair value	1,782	2,442
Loans	463,917	489,482
Less allowance for loan losses	(13,114)	(10,479)

Net loans	450,803	479,003
Real estate owned	5,161	4,912
Investment in FHLB stock	3,735	3,773
Premises and equipment, net	13,771	14,435
Investment in unconsolidated affiliates	1,474	1,439
Bank-owned life insurance	16,736	16,326
Deferred federal income taxes, net	4,964	5,239
Accrued interest receivable and other assets	9,763	10,148

Total assets	$644,281	$675,022

LIABILITIES
Deposits
Noninterest-bearing	$61,549	$60,502
Interest-bearing	470,966	496,953

Total deposits	532,515	557,455
Federal funds purchased and other short-term borrowings	1,083	3,011
Federal Home Loan Bank advances	60,592	63,148
Accrued interest payable and other liabilities	2,473	2,065

Total liabilities	596,663	625,679

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 issued	3,785	3,785
Retained earnings	57,297	60,213
Treasury stock, at cost, 556,523 shares	(13,494)	(13,494)
Accumulated other comprehensive income (loss)	30	(1,161)

Total shareholders’ equity	47,618	49,343

Total liabilities and shareholders’ equity	$644,281	$675,022

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans	$6,303	$7,230	$12,759	$14,334
Taxable securities	683	820	1,405	1,847
Tax-exempt securities	182	252	381	526
Federal funds sold and other	28	32	46	109

Total interest income	7,196	8,334	14,591	16,816

Interest expense
Deposits	1,142	1,919	2,352	4,214
Borrowings	692	836	1,383	1,746

Total interest expense	1,834	2,755	3,735	5,960

Net interest income	5,362	5,579	10,856	10,856

Provision for loan losses	3,386	1,707	5,347	5,142

Net interest income after provision for loan losses	1,976	3,872	5,509	5,714

Noninterest income
Service charges on deposit accounts	658	650	1,263	1,248
Trust department income	268	234	493	470
Net gains on sale of securities	80	462	80	462
Net gains (losses) on sale of assets	(12)	(135)	86	(160)
Gains on sale of loans	78	139	107	190
Treasury management fees	114	136	244	271
Data processing servicing fees	168	138	300	273
Earnings on bank owned life insurance	243	167	410	334
Total other-than-temporary impairment losses	—	(5,190)	(80)	(5,190)
Portion of loss recognized in (reclassified from) other comprehensive income (before taxes)	—	4,410	(950)	4,410

Net impairment losses recognized in income	—	(780)	(1,030)	(780)
Other	196	94	276	195

Total noninterest income	1,793	1,105	2,229	2,503

Noninterest expense
Salaries and employee benefits	2,599	2,603	5,223	5,127
Occupancy and equipment	1,015	1,087	2,045	2,154
Professional services	396	360	703	523
Advertising	99	94	173	185
Postage, freight and courier	122	68	209	153
Supplies	29	77	59	154
State franchise taxes	152	169	304	338
Federal deposit insurance premiums	396	494	792	654
Other	929	1,322	1,717	2,061

Total noninterest expense	5,737	6,274	11,225	11,349

Loss before income taxes	(1,968)	(1,297)	(3,487)	(3,132)

Income tax expense (credits)	60	(576)	(571)	(1,339)

Net loss	$(2,028)	$(721)	$(2,916)	$(1,793)

Basic and diluted loss per common share	$(0.54)	$(0.19)	$(0.78)	$(0.48)

Dividends per share	$—	$0.02	$—	$0.04

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(2,028)	$(721)	$(2,916)	$(1,793)

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) on securities available for sale, net of taxes (benefits) of $225, ($74), $308 and $26 for the respective periods	438	(144)	598	51
Reclassification adjustment for realized gains included in net income, net of tax of $27, $157, $27 and $157 for the respective periods	(53)	(305)	(53)	(305)
Net unrealized gain (loss) on securities held-to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of realized losses and net of taxes of $11, ($1,499), $333 and ($1,499) for the respective periods	21	(2,911)	646	(2,911)

Comprehensive loss	$(1,622)	$(4,081)	$(1,725)	$(4,958)

Accumulated other comprehensive income (loss)	$30	$(2,330)	$30	$(2,330)

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash flows provided by operating activities	$5,456	$431

Cash flows provided by (used in) investing activities
Securities available for sale
Purchases	(16,195)	(11,472)
Maturities, principal payments and calls	9,754	25,109
Sales	15,322	17,439
Net change in loans	21,004	9,324
Proceeds from sale of real estate owned	529	645
Investment in unconsolidated affiliate	(35)	(45)
Premises and equipment expenditures	(368)	(383)

Net cash provided by investing activities	30,011	40,617

Cash flows provided by (used in) financing activities
Net change in deposits	(24,940)	(1,546)
Net change in federal funds purchased and other short-term borrowings	(1,928)	(984)
Repayment of Federal Home Loan Bank advances	(2,556)	(17,404)
Cash dividends paid	—	(371)

Net cash used in financing activities	(29,424)	(20,305)

Net change in cash and cash equivalents	6,043	20,743

Cash and cash equivalents at beginning of period	41,453	33,632

Cash and cash equivalents at end of period	$47,496	$54,375

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$3,815	$6,065

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on securities designated as available for sale, net of tax benefits	$598	$51

Transfer from loans to real estate owned	$1,955	$897

Loans originated upon sale of real estate owned	$—	$397

Cash dividends declared but unpaid	$—	$74
See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at June 30, 2010, and its results of operations for the three and six month periods ended June 30, 2010 and 2009 and its cash flows for the six month periods ended June 30, 2010 and 2009. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2009 Annual Report on Form 10-K. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2009 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that can be expected for the entire year.
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
Earnings (loss) per share
Earnings (loss) per common share is net income (loss) divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares under stock options. The computation of earnings (loss) per share is based on the following weighted-average shares outstanding for the periods ended June 30, 2010 and 2009.

	Three and Six Months Ended
	June 30,
	2010	2009
Basic and diluted weighted-average common shares outstanding	3,717,385	3,717,385
Options to purchase 200,742 shares of common stock with a weighted-average exercise price of $19.59 were outstanding, but were excluded from the computation of common share equivalents for both the three and six month periods ended June 30, 2010, because the exercise price was greater than the average fair value of the shares.

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
Stock option plan
The Corporation’s shareholders approved an employee share option plan (the “Plan”) in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. No shares were granted for the period ending June 30, 2010. At June 30, 2010, 98,674 shares were available for grant under this plan.
The Corporation recognizes compensation cost for unvested equity-based awards based on their grant-date fair value. The Corporation recorded $48 and $57 in compensation cost for equity-based awards that vested during the six months ended June 30, 2010 and 2009, respectively. The Corporation has $194 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of June 30, 2010, which is expected to be recognized over a weighted-average period of 4.0 years.
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
During the three month period ended June 30, 2010, management determined that a valuation allowance on the Corporation’s deferred tax assets was necessary, and accordingly, recorded an $875,000, or $0.24 per share, charge to tax expense. The valuation allowance was determined primarily through an analysis of projected future taxable income and consideration of available tax planning strategies based upon information available as of June 30, 2010.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
A summary of the status of the Corporation’s stock option plan as of June 30, 2010 and December 31, 2009, and changes during the periods then ended are presented below:

		Six Months Ended
		June 30,
		2010
			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING
		EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of period	204,883	$19.59	8.6 years
Forfeited	(4,141)	14.87

Outstanding at end of period	200,742	$19.59	8.0 years

Options exercisable at period end	85,609	$24.26

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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The following information applies to options outstanding at June 30, 2010:

RANGE OF
NUMBER OUTSTANDING	EXERCISE PRICES

97,097	$23.00 - $30.70
50,942	$16.90
52,703	$7.50 - $9.00
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
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-20, Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to improve disclosures about the credit quality of financing receivables and the allowance for credit losses. Companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. Required disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010, while required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. Management does not believe that this statement will have a material impact on the Corporation’s consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures, to improve disclosures about fair value measurements, which requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Corporation’s consolidated financial statements.
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
The valuation of other assets requires that management utilize a variety of estimates and analyses to determine whether an asset is temporarily impaired or other-than-temporarily impaired. After determining the appropriate methodology for fair value measurement, management then evaluates whether or not declines in fair value below book value are temporary or other-than-temporary impairments. If it is determined that measured impairment is other-than-temporary the appropriate loss recognition is recorded within the period that this determination is made. Generally, management utilizes third parties to provide appraisals, analysis or market pricing in support of analysis of other-than-temporary impairment.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES
The amortized cost and estimated fair values, together with gross unrealized gains and losses, of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	June 30, 2010

U.S. Government and agency obligations	$29,885	$769	$—	$30,654
State and municipal obligations	19,953	537	(7)	20,483
Mortgage-backed and related securities	34,275	1,430	(2)	35,703

Total debt securities	84,113	2,736	(9)	86,840

Other securities	57	8	(13)	52

Total	$84,170	$2,744	$(22)	$86,892

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	December 31, 2009
U.S. Government and agency obligations	$27,235	$297	$(77)	$27,455
State and municipal obligations	25,444	543	(35)	25,952
Corporate bonds	1,012	27	—	1,039
Mortgage-backed and related securities	38,455	1,144	(8)	39,591

Total debt securities	92,146	2,011	(120)	94,037

Other securities	57	20	(14)	63

Total	$92,203	$2,031	$(134)	$94,100

The adjusted amortized cost and estimated fair values of securities held to maturity were as follows:

	Adjusted	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Value
June 30, 2010

Collateralized debt obligations	$4,380	$(2,890)	$1,490

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

	Adjusted	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Value
December 31, 2009

Collateralized debt obligations	$5,410	$(3,658)	$1,752

The Corporation’s investment in held to maturity securities was comprised of the following as of June 30, 2010:
Collateralized debt obligations determined to be other than temporarily impaired

	June 30,	December 31,
	2010	2009
Carrying value before impairment	$5,410	$8,031
Other than temporary impairment due to credit quality issues	(1,030)	(2,621)

Adjusted amortized cost	4,380	5,410
Other than temporary impairment not related to credit quality issues	(2,676)	(3,658)

Adjusted carrying value	$1,704	$1,752

Fair value of securities held to maturity	$1,490	$1,752

Credit Losses Recognized on Investments
The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the six month periods ended June 30, 2010 and 2009.

	Accumulated Credit Losses
	2010	2009

Credit losses on debt securities held
Beginning of period	$2,621	$—
Additions related to other-than-temporary losses not previously recognized	1,030	780
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized other-than-temporary losses	—	—
Reductions due to increases in expected cash flows	—	—

End of period	$3,651	$780

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009:
June 30, 2010

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

State and municipal obligations	3	$1,150	$(4)	1	$504	$(3)	4	$1,654	$(7)
Mortgage-backed and other securities	1	537	(2)	2	51	(13)	3	588	(15)
Collateralized debt obligations	—	—	—	2	1,490	(2,890)	2	1,490	(2,890)

Total temporarily impaired securities	4	$1,687	$(6)	5	$2,045	$(2,906)	9	$3,732	$(2,912)

December 31, 2009

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

U.S. Government and agency obligations	5	$5,087	$(77)	—	$—	$—	5	$5,087	$(77)
State and municipal obligations	9	3,504	(35)	—	—	—	9	3,504	(35)
Collateralized debt obligations	—	—	—	2	1,752	(3,658)	2	1,752	(3,658)
Mortgage-backed securities and other	5	1,048	(1)	6	931	(21)	11	1,979	(22)

Total temporarily impaired securities	19	$9,639	$(113)	8	$2,683	$(3,680)	27	$12,322	$(3,792)

The unrealized losses on the Corporation’s investments in state and political subdivision obligations and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2010.
The Corporation’s unrealized loss on held to maturity investments in collateralized debt obligations relates to an investment in pooled trust securities at an adjusted aggregate cost of $4,380. The unrealized loss was primarily caused by (a) a decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (b) a sector downgrade by industry analysts. The Corporation currently expects the obligations to be settled at a price less than the amortized cost basis of the investments (that is, the Corporation expects to recover less than the entire amortized cost basis of the security). The Corporation has recognized a loss equal to the credit loss, establishing a new lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in the securities to be other-than-temporarily impaired at June 30, 2010.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).
At June 30, 2010, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.
The amortized cost and estimated fair value of all debt securities at June 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

			Held-to-maturity
	Available for sale		Adjusted
	Amortized	Fair	Carrying	Fair
	Cost	Value	Value	Value
Due in one year or less	$1,963	$1,973	$—	$—
Due from one to five years	15,261	15,598	—	—
Due from five to ten years	22,368	23,055	—	—
Due after ten years	10,246	10,511	1,704	1,490
Mortgage-backed and related securities	34,275	35,703	—	—

Total debt securities	84,113	86,840	1,704	1,490
Other securities	57	52	—	—

Total	$84,170	$86,892	$1,704	$1,490

Securities with a carrying value of $84,113 at June 30, 2010 were pledged to secure public deposits and other obligations.
NOTE 3 — LOANS
Loans were as follows:

	June 30,	December 31,
	2010	2009

Commercial and industrial	$40,081	$44,123
Commercial real estate	204,242	207,808
Residential real estate and home equity	181,592	180,779
Real estate construction and land development	22,146	37,989
Consumer and credit card	15,795	18,745

	463,856	489,444
Add: Net deferred loan origination costs	61	38

Total loans receivable	$463,917	$489,482

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance at beginning of period	$11,314	$7,020	$10,479	$6,137
Provision for loan losses	3,386	1,707	5,347	5,142
Loans charged off	(1,718)	(893)	(2,951)	(3,547)
Recoveries	132	161	239	263

Balance at end of period	$13,114	$7,995	$13,114	$7,995

Nonperforming loans were as follows:

	June 30,	December 31,
	2010	2009

Loans past due 90 days or more and still accruing	$1,618	$886
Nonaccrual loans	15,140	11,275

Total	$16,758	$12,161

Impaired loans are as follows:

Loans with no allocated allowance for unconfirmed loan losses	$17,621	$15,321
Loans with allocated allowance for unconfirmed loan losses	37,961	31,985

Total	$55,582	$47,306

Amount of the allowance for loan losses allocated to unconfirmed losses on impaired loans	$7,539	$6,326

Average of impaired loans during the period	$51,411	$20,435

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
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009.

		June 30, 2010
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agency obligations	$30,654	$—	$30,654	$—
State and municipal obligations	20,483	—	20,483	—
Mortgage-backed and other securities	35,755	52	35,703	—

Total	$86,892	$52	$86,840	$—

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
Securities
Certain collateralized debt obligations are classified as held to maturity. The Corporation recognized other than temporary impairment on the securities as of March 31, 2010 and December 31, 2009, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.
Impaired loans
At June 30, 2010 and December 31, 2009, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2010

Impaired loans	$55,582	$—	$—	$55,582

December 31, 2009

Collateralized debt obligations	$1,752	$—	$—	$1,752
Impaired loans	6,326	—	—	6,326
Real estate owned	1,470	—	—	1,470

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Carrying amount and estimated fair values of financial instruments were as follows:

	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$47,496	$47,496	$41,453	$41,453
Securities available for sale	86,892	86,892	94,100	94,100
Securities held to maturity	1,704	1,490	1,752	1,752
Loans held for sale	1,782	1,782	2,442	2,442
Loans	463,917	463,302	489,482	490,446
FHLB stock	3,735	3,735	3,773	3,773
Accrued interest receivable	2,231	2,231	2,348	2,348

Financial liabilities
Noninterest-bearing deposits	$61,549	$61,549	$60,502	$60,502
Interest-bearing deposits	470,966	471,438	496,953	497,434
Federal funds purchased and other short-term borrowings	1,083	1,083	3,011	3,011
FHLB advances	60,592	63,185	63,148	64,040
Accrued interest payable	714	714	654	654
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
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at June 30, 2010, compared to December 31, 2009, and the consolidated results of operations for the three and six months ended June 30, 2010, compared to the same periods in 2009. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
Overview of the second quarter of 2010
The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, trust, and other wealth management services. The Bank also provides treasury management, bond registrar and paying agent services.
The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been under some pressure mainly attributable to an overall slowdown in economic activity and related increases in unemployment levels, loan foreclosure volume and a decline in real estate values. The Corporation’s business has been under pressure due primarily to market interest rate conditions, competition and a slowdown in the economy. Real estate values, especially in the Bank’s core geographic area, have declined during 2009 and the lower values have continued into the first six months of 2010.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The Corporation’s assets totaled $644,281 at June 30, 2010, compared to $675,022 at December 31, 2009, a decrease of $30,741, or 4.6%. The decline is due primarily to an overall slowdown in loan volume. Management’s focus at the Bank has been on managing credit, reducing risk within the loan portfolio and enhancing liquidity and capital in a deteriorating economic environment. Steady progress is being made on resolving these issues but the Bank is still faced with meaningful challenges.
One major component of management’s plan is to reduce the overall size of the Bank’s balance sheet. This reduction is being accomplished through slower loan volume and reducing securities portfolio balances. In accordance with the Corporation’s initiatives management was able to reduce overall deposit and borrowing balances. The reduced size of the balance sheet can then be supported by lower dollar levels of capital, while maintaining adequate liquidity and reducing the overall credit risk.
•	Net loss for the three and six months ended June 30, 2010 totaled $2,028 and $2,916, respectively, compared to a net loss in the same periods in 2009 of $721 and $1,793, respectively,

•	The provision for loan losses totaled $3,386 and $5,347 for the three and six months ended June 30, 2010, respectively, compared to $1,707 and $5,142 in the same respective periods in 2009. The increase is mainly attributed to declines in overall credit quality and reserves for specific impaired loans. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.

•	An overall decline in loan balances, period to period, contributed to the reduced interest income. The Corporation’s net interest margin for the second quarter increased slightly compared to the second quarter 2009, from 3.55% to 3.57%. This is attributed to improved deposit and loan pricing, core deposit growth and reduced high cost broker deposits and long-term debt.

•	Investment securities totaling $6,173 were sold resulting in a net gain on sale of $80. Management expects the decrease of long term debt corresponding to a similar decrease in investable cash balances will provide an overall benefit by increasing the net interest margin. It will also provide additional pledged assets that can be used to secure other long term borrowing options.

•	The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges, in pricing and the variety of accounts it offers to the depositor. The Corporation confirms this by completing regular rate shops and comparisons versus competing financial services companies. The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus spread over funding costs. The interest spread depends on the overall account relationship and the creditworthiness of the borrower.

•	Deposit rates are reviewed weekly by management and are generally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area and to develop funding opportunities while earning an adequate interest rate margin.

•	Total borrowings decreased by 6.8%, from $66,159 at December 31, 2009, to $61,675 at June 30, 2010. This is mainly due to management’s decision to repay long term debt to reduce cash balances and decrease other costs on borrowed funds.

•	Management reduced deposits by $24,940, or 4.5%, from December 31, 2009 by primarily focusing on reducing reliance on wholesale deposits in its CDARS programs.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $644,281 at June 30, 2010, compared to $675,022 at December 31, 2009, a decrease of $30,741, or 4.6%. The decrease is primarily due to a decline in loan balances attributable to reduced activity within the Corporation’s primary markets. Management is implementing this strategy in order to reduce risks in the Corporation’s loan portfolios while increasing overall capital ratios. The Bank’s board of directors and management recognize the continuing constraints of a volatile economic environment and are committed to mitigating risk and maintaining the integrity of the Bank’s balance sheet.
Cash and cash equivalents increased from $41,453 at December 31, 2009 to $47,496 at June 30, 2010. Total securities decreased from $95,852 at December 31, 2009 to $88,596 at June 30, 2010. The Corporation invests primarily in U.S. Treasury notes, U.S. government agencies, municipal bonds, corporate obligations and mortgage-backed securities. The mortgage-backed securities portfolio, totaling $35,703 at June 30, 2010, provides the Corporation with a constant cash flow stream from principal repayments and interest payments. Mortgage-backed securities include Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) and Federal National Mortgage Association (“FNMA”) participation certificates. The Corporation held no structured notes during any period presented.
Total loans, including loans held for sale, decreased $26,225, or 5.3%, from $491,924 at December 31, 2009 to $465,699 at June 30, 2010. The Company continues to see good quality loan opportunities, as many large banks have cut back on lending, but as previously stated has experienced an overall decline in loan volume, due to reduced activity in our primary markets and planned portfolio runoff. Retail loan production including credit card and home equity loans experienced stable activity within the branch network. Management continued to run-off its indirect paper and investment property portfolios.
As a result of the aforementioned initiatives management was able to reduce overall deposit and borrowing balances. Total deposits decreased $24,940, or 4.5%, from $557,455 at December 31, 2009 to $532,515 at June 30, 2010. The Bank had approximately $134,000 in CDARS deposits outstanding at June 30, 2010 compared to $145,000 at year-end 2009. Noninterest-bearing deposits increased $1,047, or 1.7%, and interest bearing deposits decreased $25,987, or 5.2% during the six month period ended June 30, 2010. Management has focused on reducing deposits from non-core customers in order to manage the cost levels of its deposit portfolio.
Total borrowings decreased $4,484 during the six months ended June 30, 2010, to $61,675, from $66,159 at December 31, 2009. Management will continue to analyze opportunities to reduce high cost long-term debt.
Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed-rate loans. Continued reliance on borrowings outside of normal deposit growth may increase the Corporation’s overall cost of funds. Management intends to continue to develop new products, and to monitor the rate structure of its deposit products to encourage growth in its core customer’s deposit liabilities.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 2010 AND JUNE 30, 2009
Net Loss. The Corporation reported a net loss for the three months ended June 30, 2010 totaling $2,028, compared to a net loss of $721 for the same period in 2009. The per share loss was $0.54 for the three months ended June 30, 2010 compared to $0.19 for the three months ended June 30, 2009. Operating results were negatively impacted primarily by an increase in the provision for loan losses associated with commercial and commercial real estate loan portfolios, and by an increase in federal income taxes, while results of operations were favorably affected by an increase in non-interest income and a decrease in non-interest expense.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest paid or accrued on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment, the volume, and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income decreased by $217, or 3.9%, to $5,362 for the three months ended June 30, 2010 from $5,579 for the same period in 2009 due to reduced levels of earning assets. However, the net interest margin remained stable at 3.57% for the three months ended June 30, 2010, up from 3.55%, for the same periods in 2009. Management has effectively increased margins by using a disciplined approach to setting deposit rates, managing cash balances and aggressive pricing on its loan originations and renewals. Loan originations remained sluggish during the second quarter and the Bank continued to experience run off in the indirect auto, commercial and investment property portfolios. In addition, the Bank experienced some run off on its higher cost deposits while increasing low or no cost balances. The Bank continues to re-price deposits to the lower prevailing rates which helped reduce overall funding costs.
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
The provision for loan losses totaled $3,386 for the three months ended June 30, 2010, compared to $1,707 for the same period in 2009, an increase of $1,679. Due to deteriorating economic conditions additional reserves were added for commercial real estate loans that have higher risk profiles. The allowance for loan losses was $13,114, or 2.83% of total loans at June 30, 2010, compared to $10,479, or 2.14% of total loans at December 31, 2009. Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level.
Non-accrual loans at June 30, 2010 increased to $15,140 from $11,275 at December 31, 2009. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. Loans delinquent ninety days and accruing interest increased to $927 at June 30, 2010 from $886 at December 31, 2009. Delinquent loans over thirty days increased to 6.05% of total loans at June 30, 2010 from 1.15% at June 30, 2009. The increase in delinquencies is attributed to two large commercial real estate loans that moved into a delinquent status at quarter end. Since that time one of the two relationships is again current.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Both of these relationships are being closely monitored by the workout committee and appropriate actions are being taken. Management will continue to focus on activities related to monitoring, collection, and workout of delinquent loans. Management also continues to monitor exposure to industry segments, and believes that the loan portfolio remains adequately diversified. A variety of consultants with expertise in loan reviews and loan workouts have been engaged to assist with the loan workout function of the Bank.
Net charge-offs for the three months ended June 30, 2010 increased to $1,587, compared to $733 for the three months ended June 30, 2009. Annualized net charge-offs for the three months ended June 30, 2010 were 1.34% compared to 0.58% for the quarter ending June 30, 2009. The largest percentage of charge-offs during the current quarter was attributed to the continued economic conditions that affected commercial real estate loan portfolios.
Noninterest Income. Total noninterest income increased $688, or 62.3%, for the three months ended June 30, 2010, compared to the same period in 2009. The increase is primarily attributable to the $780 of other-than-temporary impairment losses recorded in the 2009 quarter. The Bank has also been able to increase revenues on its core lines of business, including retail fees and trust activities, and reduce losses on sales of foreclosed assets, which were partially offset by a reduction in gains on sales of securities and loans during the current quarter.
Noninterest Expense. Total noninterest expense decreased $537, or 8.6%, for the three months ended June 30, 2010, compared to the same period in 2009. The decrease was primarily the result of various declines in operating expenses including federal deposit insurance premiums, occupancy, franchise taxes and other expenses, offset by increases in professional services. The decrease in other expenses during 2010 was primarily the result of $533 in pre-payment penalties on FHLB borrowings recorded in the 2009 period. Professional services increased primarily due to external consulting services and legal costs associated with the Corporation’s regulatory obligations and loan workout activities.
Income Taxes. The Corporation recorded a tax expense totaling $60 for the three months ended June 30, 2010, compared to a tax credit of $576 in 2009. The change in income tax expense (benefit) is primarily attributable to recognition of a valuation allowance on deferred tax assets of $876, offset by an increase in pre-tax losses coupled with a decrease in tax exempt income. The valuation allowance was determined based upon an analysis of management’s projection of future taxable income compared to current levels of deferred taxes.
COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS
ENDED JUNE 30, 2010 AND JUNE 30, 2009
Net Loss. The Corporation’s net loss for the six months ended June 30, 2010 totaled $2,916, compared to a net loss of $1,793 for the same period in 2009. The per share loss was $0.78 for the six months ended June 30, 2010, compared to a per share loss of $0.48 for the six months ended June 30, 2009. The increase in the net loss was primarily attributable to an increase in the provision for loan losses and a decrease in federal income tax credits.
Net Interest Income. Net interest income was $10,856 for the six months ended June 30, 2010, unchanged from the same period in 2009. However, the net interest margin increased to 3.60% for the six months ended June 30, 2010, up from 3.44%, for the period ended June 30, 2009. Management has effectively increased margins by using a disciplined approach to setting deposit rates, managing cash balances and aggressive pricing on its loan originations and renewals. Loan originations remained sluggish during the period and the Bank continued to experience run off in the indirect auto, commercial and investment property portfolios. In addition, the Bank experienced some run off on its higher cost deposits while increasing low or no cost balances. The Bank continues to re-price deposits to the lower prevailing rates, which helped reduce overall funding costs.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Provision and Allowance for Loan Losses. The provision for loan losses totaled $5,347 for the six months ended June 30, 2010, compared to $5,142 for the same period in 2009. The Bank maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.
Annualized net charge-offs for the six months ended June 30, 2010 were 1.14%, down compared to 1.29% for the same period in 2009. The largest percentage of charge-offs during the six months ended June 30, 2010 was attributed to economic conditions that primarily affected the Columbus investment properties, and to a lesser extent the Corporation’s commercial business portfolio. Delinquent loans over thirty days from period to period increased significantly to 6.05% at June 30, 2010 from 1.15% at June 30, 2009, and again are mainly attributed to the commercial and real estate investment portfolios.
Management will continue to focus on activities related to monitoring, collection, and workout of delinquent loans. Management also continues to monitor exposure to industry segments, and believes that the loan portfolio remains adequately diversified.
Noninterest Income. Total noninterest income decreased by $274, or 11.0%, for the six months ended June 30, 2010, compared to the same period in 2009. The decrease is primarily attributable to the $250 increase in other-than-temporary impairment losses recorded in the 2010 period. The Bank has been able to increase revenues on its core lines of business including retail fees and trust activities and reduce losses on sales of foreclosed assets, which were partially offset by a reduction in gains on sales of securities and loans during the current period.
Noninterest Expense. Total noninterest expense decreased $124, or 1.1%, for the six months ended June 30, 2010, compared to the same period in 2009. The decrease was the result of various declines in operating expenses including occupancy, franchise taxes and other operating expenses, which were partially offset by increases in salaries and employee benefits, federal deposit insurance premiums and professional services. Professional services increased primarily due to external consulting services and legal costs associated with the Corporation’s regulatory obligations and loan workout activities.
Income Taxes. The Corporation recorded a tax credit totaling $571 for the six months ended June 30, 2010, compared to a tax credit of $1,339 for the same period in 2009. The change in income tax benefit is primarily attributable to recognition of a valuation allowance on deferred tax assets of $876 recorded in the period, offset by an increase in pre-tax losses coupled with a decrease in tax exempt income. The valuation allowance was determined based upon an analysis of management’s projection of future taxable income compared to current levels of deferred taxes.
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
Cash and cash equivalents increased $6,043, or 14.6%, to $47,496 at June 30, 2010 compared to $41,453 at December 31, 2009. Cash and equivalents represented 7.4% of total assets at June 30, 2010 and 6.1% of total assets at December 31, 2009. The Corporation has the ability to borrow funds from both the Federal Reserve and the Federal Home Loan Bank, should the Corporation need to supplement its liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash and cash equivalents, its other funding sources and its ability to liquidate collateral as needed for liquidity purposes.
CAPITAL RESOURCES
Total shareholders’ equity decreased $1,725, or 3.5% between December 31, 2009 and June 30, 2010. The decrease was primarily due to period net losses of $2,916, offset by a $1,191 decrease in unrealized losses on available for sale securities.
Tier 1 capital is shareholders’ equity excluding the unrealized gain or loss on securities included in accumulated other comprehensive income. Total capital includes Tier 1 capital plus the allowance for loan losses, not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Corporation’s total assets after such assets are assessed for risk and assigned a weighting factor defined by regulation based on their inherent risk.
The Corporation and its subsidiaries meet all regulatory capital requirements. The ratio of total capital to risk-weighted assets was 10.56% at June 30, 2010, while the Tier 1 risk-based capital ratio was 9.31%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 6.62% at June 30, 2010. The Corporation’s wholly-owned bank reported a Tier 1 leverage ratio of 6.65% at June 30, 2010.
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of June 30, 2010.

	PAYMENT DUE BY YEAR
CONCTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

FHLB advances	$60,592	$9,208	$45,648	$3,235	$2,501
Federal funds purchased and other short-term borrowings	1,083	1,083	—	—	—
Operating lease obligations	6,388	466	1,864	1,865	2,193
Loan and line of credit commitments	72,522	72,522	—	—	—

Total Contractual Obligations	$140,585	$83,279	$47,512	$5,100	$4,694

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
The Corporation’s 2009 Annual Report includes a table depicting the changes in the Corporation’s interest rate risk as of December 31, 2009, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +300 basis points in market interest rates. Management believes that no events have occurred since December 31, 2009 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.
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

DCB FINANCIAL CORP
CONTROLS AND PROCEDURES
(Dollars in thousands, except per share amounts)
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended June 30, 2010
PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings:
There are no matters required to be reported under this item.

Item 1A —	Risk Factors:
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2009.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)		Shares (or Units)	Dollar Value) of
	Total Number	(b)	Purchased as Part	Shares (or Units) that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
Month #l	—	—	—	—
4/1/2010 to 4/30/2010
Month #2	—	—	—	—
5/1/2010 to 5/31/2010
Month #3	—	—	—	—
6/1/2010 to 6/30/2010

Total	—	—	—	184,907

(1)	On August 16, 2007, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.

Item 3 —	Defaults Upon Senior Securities:
There are no matters required to be reported under this item.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended June 30, 2010
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

DCB FINANCIAL CORP (Registrant)
Date: August 16, 2010	/s/ David Folkwein
David Folkwein
Interim President and Chief Executive Officer

Date: August 16, 2010	/s/ John A. Ustaszewski
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