Form 10-Q
period 2010-09-30
DCB FINANCIAL CORP
filed 2010-11-15
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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
Yes ☐       No ☑
As of November 12, 2010, the latest practicable date, 3,717,385 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
Item 1. Financial Statements

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and due from financial institutions	$10,481	$10,082
Interest bearing deposits	31,422	26,371
Federal funds sold and overnight investments	—	5,000

Total cash and cash equivalents	41,903	41,453
Securities available for sale	79,974	94,100
Securities held to maturity	1,733	1,752

Total securities	81,707	95,852
Loans held for sale, at lower of cost or fair value	6,109	2,442
Loans	448,210	489,482
Less allowance for loan losses	(12,727)	(10,479)

Net loans	435,483	479,003
Real estate owned	4,704	4,912
Investment in FHLB stock	3,773	3,773
Premises and equipment, net	13,429	14,435
Investment in unconsolidated affiliates	1,623	1,439
Bank-owned life insurance	16,903	16,326
Deferred federal income taxes, net	—	5,239
Accrued interest receivable and other assets	9,536	10,148

Total assets	$615,170	$675,022

LIABILITIES
Deposits
Noninterest-bearing	$65,943	$60,502
Interest-bearing	445,879	496,953

Total deposits	511,822	557,455
Federal funds purchased and other short-term borrowings	1,099	3,011
Federal Home Loan Bank advances	59,387	63,148
Accrued interest payable and other liabilities	3,997	2,065

Total liabilities	576,305	625,679

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 issued	3,785	3,785
Retained earnings	48,240	60,213
Treasury stock, at cost, 556,523 shares	(13,494)	(13,494)
Accumulated other comprehensive income (loss)	334	(1,161)

Total shareholders’ equity	38,865	49,343

Total liabilities and shareholders’ equity	$615,170	$675,022

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans	$6,097	$6,815	$18,856	$21,149
Taxable securities	621	715	2,026	2,562
Tax-exempt securities	145	233	526	759
Federal funds sold and other	33	31	79	140

Total interest income	6,896	7,794	21,487	24,610

Interest expense
Deposits	1,056	1,704	3,408	5,918
Borrowings	686	747	2,069	2,493

Total interest expense	1,742	2,451	5,477	8,411

Net interest income	5,154	5,343	16,010	16,199

Provision for loan losses	4,531	1,766	9,878	6,908

Net interest income after provision for loan losses	623	3,577	6,132	9,291

Noninterest income
Service charges on deposit accounts	652	692	1,915	1,940
Trust department income	225	191	718	661
Net gains on sale of securities	63	—	143	462
Net gains (losses) on sale of assets	28	(91)	114	(251)
Gains on sale of loans	144	63	251	253
Treasury management fees	117	107	361	378
Data processing servicing fees	163	167	463	440
Earnings on bank owned life insurance	167	167	577	501
Other-Than-Temporary-Losses
Total other-than-temporary impairment losses	—	(1,111)	(80)	(6,301)
Portion of loss recognized in (reclassified from) other comprehensive income (before taxes)	—	(634)	(950)	3,776

Net impairment losses recognized in income	—	(1,745)	(1,030)	(2,525)
Other	152	123	428	318

Total noninterest income	1,711	(326)	3,940	2,177

Noninterest expense
Salaries and employee benefits	2,611	2,590	7,834	7,717
Occupancy and equipment	1,104	1,138	3,149	3,292
Professional services	475	109	1,178	632
Advertising	121	122	294	307
Postage, freight and courier	77	84	286	237
Supplies	43	63	102	217
State franchise taxes	152	149	456	487
Federal deposit insurance premiums	375	757	1,167	1,411
Other	1,284	832	3,001	2,893

Total noninterest expense	6,242	5,844	17,467	17,193

Loss before income taxes	(3,908)	(2,593)	(7,395)	(5,725)

Income tax (credits)	5,151	(1,143)	4,580	(2,482)

Net loss	$(9,059)	$(1,450)	$(11,975)	$(3,243)

Basic and diluted loss per common share	$(2.44)	$(0.39)	$(3.22)	$(0.87)

Dividends per share	$—	$0.02	$—	$0.06

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(9,059)	$(1,450)	$(11,975)	$(3,243)

Unrealized gain (loss) on securities available for sale, net of taxes (benefits) of $67, $292, $476 and $489 for the respective periods	325	899	923	950

Net unrealized gain (loss) on securities held-to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of realized losses and net of taxes of $11, $216, $344 and ($1,284)for the respective periods	21	418	667	(2,492)

Reclassification adjustment for realized gains included in net income, net of tax of $22, $0, $49 and $157 for the respective periods	(42)	—	(95)	(305)

Comprehensive loss	$(8,755)	$(133)	$(10,480)	$(5,090)

Accumulated other comprehensive income (loss)	$334	$(1,012)	$334	$(1,012)

See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows provided by operating activities	$1,474	$5,599

Cash flows provided by (used in) investing activities
Securities available for sale
Purchases	(19,734)	(35,036)
Maturities, principal payments and calls	25,739	32,594
Sales	9,435	17,439
Net change in loans	32,895	11,528
Proceeds from sale of real estate owned	2,465	840
Investment in unconsolidated affiliate	(184)	(143)
Premises and equipment expenditures	(334)	(646)

Net cash provided by investing activities	50,282	26,576

Cash flows provided by (used in) financing activities
Net change in deposits	(45,633)	28,842
Net change in federal funds purchased and other short-term borrowings	(1,912)	(2,249)
Repayment of Federal Home Loan Bank advances	(3,761)	(18,838)
Cash dividends paid	—	(446)

Net cash used in financing activities	(51,306)	7,309

Net change in cash and cash equivalents	450	39,484

Cash and cash equivalents at beginning of period	41,453	33,632

Cash and cash equivalents at end of period	$41,903	$73,116

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$4,885	$8,727

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on securities designated as available for sale, net of tax benefits	$125	$950

Transfer from loans to real estate owned	$2,356	$1,329

Loans originated upon sale of real estate owned	$—	$5,331

Cash dividends declared but unpaid	$—	$74
See notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at September 30, 2010, and its results of operations for the three and nine month periods ended September 30, 2010 and 2009 and its cash flows for the nine month periods ended September 30, 2010 and 2009. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its 2009 Annual Report on Form 10-K. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s 2009 Annual Report. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that can be expected for the entire year.
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
Earnings (loss) per share
Earnings (loss) per common share is net income (loss) divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed including the dilutive effect of additional potential common shares under stock options. The computation of earnings (loss) per share is based on the following weighted-average shares outstanding for the periods ended September 30, 2010 and 2009.

	Three and Nine Months Ended
	September 30,
	2010	2009
Basic and diluted weighted-average common shares outstanding	3,717,385	3,717,385
Options to purchase 200,742 shares of common stock with a weighted-average exercise price of $19.59 were outstanding, but were excluded from the computation of common share equivalents for both the three and nine month periods ended September 30, 2010, because the exercise price was greater than the average fair value of the shares.

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
Stock option plan
The Corporation’s shareholders approved an employee share option plan (the “Plan”) in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. No shares were granted for the period ending September 30, 2010. At September 30, 2010, 54,622 shares were available for grant under this plan.
The Corporation recognizes compensation cost for unvested equity-based awards based on their grant-date fair value. The Corporation recorded $74 and $86 in compensation cost for equity-based awards that vested during the nine months ended September 30, 2010 and 2009, respectively. The Corporation has $168 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of September 30, 2010, which is expected to be recognized over a weighted-average period of approximately 4.0 years.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the status of the Corporation’s stock option plan as of September 30, 2010 and December 31, 2009, and changes during the periods then ended are presented below:

		Nine Months Ended
		September 30,
		2010
			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING
		EXERCISE	CONTRACTUAL
	SHARES	PRICE	LIFE
Outstanding at beginning of period	204,833	$19.59	8.6 years
Forfeited	(31,484)	$19.65

Outstanding at end of period	173,349	$18.76	6.9 years

Options exercisable at period end	86,606	$22.32

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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following information applies to options outstanding at September 30, 2010:

NUMBER OUTSTANDING	RANGE OF EXERCISE PRICES

77,788	$23.00 – $30.70
47,711	$16.90
47,850	$7.50 – $9.00
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
During the three month period ended September 30, 2010, management determined that a valuation allowance on the Corporation’s deferred tax assets was necessary, and accordingly, recorded a $5.1 million charge to tax expense. The valuation allowance was determined primarily through an analysis of projected future taxable income and consideration of available tax planning strategies based upon information available as of September 30, 2010.
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In July 2010, FASB issued Accounting Standards Update 2010-20, Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to improve disclosures about the credit quality of financing receivables and the allowance for credit losses. Companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. Required disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010, while required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. This statement focuses on disclosures and will not impact the Corporation’s consolidated financial statements.
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
The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and for other economic and qualitative factors.
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — SECURITIES
The amortized cost and estimated fair values, together with gross unrealized gains and losses, of securities available for sale were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	September 30, 2010

U.S. Government and agency obligations	$29,843	$1,260	$(5)	$31,098
State and municipal obligations	16,955	748	(1)	17,702
Mortgage-backed and related securities	30,023	1,155	(4)	31,174

Total debt securities	76,821	3,163	(10)	79,974

Other securities	—	—	—	—

Total	$76,821	$3,163	$(10)	$79,974

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	December 31, 2009

U.S. Government and agency obligations	$27,235	$297	$(77)	$27,455
State and municipal obligations	25,444	543	(35)	25,952
Corporate bonds	1,012	27	—	1,039
Mortgage-backed and related securities	38,455	1,144	(8)	39,591

Total debt securities	92,146	2,011	(120)	94,037

Other securities	57	20	(14)	63

Total	$92,203	$2,031	$(134)	$94,100

The adjusted amortized cost and estimated fair values of securities held to maturity were as follows:

	Adjusted	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Value
September 30, 2010

Collateralized debt obligations	$4,380	$(2,647)	$1,733

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)

	Adjusted	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Losses	Value
December 31, 2009

Collateralized debt obligations	$5,410	$(3,658)	$1,752

The Corporation’s investment in held to maturity securities was comprised of the following as of September 30, 2010:
Collateralized debt obligations determined to be other than temporarily impaired

	September 30,	December 31,
	2010	2009
Carrying value before impairment	$5,410	$8,031
Other than temporary impairment due to credit quality issues	(1,030)	(2,621)

Adjusted amortized cost	4,380	5,410
Other than temporary impairment not related to credit quality issues	(2,647)	(3,658)

Adjusted carrying value	$1,733	$1,752

Fair value of securities held to maturity	$1,733	$1,752

Credit Losses Recognized on Investments
The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the nine month periods ended September 30, 2010 and 2009.

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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:
September 30, 2010

	(Less than 12 months)			(12 months or longer)
		Estimated	Gross		Estimated	Gross		Estimated	Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

U.S. Government and agency obligations	1	$995	$(5)	—	$—	$—	1	$995	$(5)
Corporate bonds	—	—	—	2	1,733	(2,647)	2	1,733	(2,647)
State and municipal obligations	2	815	(1)	—	—	—	2	815	(1)

Mortgage-backed	1	492	(4)	—	—	—	1	492	(4)

Total temporarily impaired securities	4	$2,302	$(10)	2	$1,733	$(2,647)	6	$4,035	$(2,657)

December 31, 2009

	(Less than 12 months)			(12 months or longer)					Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses
U.S. Government and agency obligations	5	$5,087	$(77)	—	$—	$—	5	$5,087	$(77)
State and municipal obligations	9	3,504	(35)	—	—	—	9	3,504	(35)
Collateralized debt obligations	—	—	—	2	1,752	(3,659)	2	1,752	(3,658)
Mortgage-backed securities and other	5	1,048	(1)	6	931	(21)	11	1,979	(22)

Total temporarily impaired securities	19	$9,639	$(113)	8	$2,683	$(3,680)	27	$12,322	$(3,792)

The unrealized losses on the Corporation’s investments in state and political subdivision obligations and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2010.
The Corporation’s unrealized loss on held to maturity investments in collateralized debt obligations relates to an investment in pooled trust securities at an adjusted aggregate cost of $4,380. The unrealized loss was primarily caused by (a) a decrease in performance of the underlying issuers, and (b) a sector downgrade by industry analysts. The Corporation currently expects the obligations to be settled at a price less than the amortized cost basis of the investments (that is, the Corporation expects to recover less than the entire amortized cost basis of the security). The Corporation has recognized a loss equal to the credit loss, establishing a new lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in the securities to be other-than-temporarily impaired at September 30, 2010.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).
At September 30, 2010, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity, except that the Corporation held two issues the CDO labeled “PreTSL” which had a carrying value of $4.38 million which was greater than 10% of shareholder’s equity. These securities with an original face of $8.0 million have been charged down to $4.38 million and are carried on the books net of OTTI at $1.73 million.
The amortized cost and estimated fair value of all debt securities at September 30, 2010, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available for sale		Held-to-maturity
			Adjusted
	Amortized	Fair	Carrying	Fair
	Cost	Value	Value	Value
Due in one year or less	$964	$967	$—	$—
Due from one to five years	16,616	17,001	—	—
Due from five to ten years	19,119	20,291	—	—
Due after ten years	10,099	10,541	4,380	1,733
Mortgage-backed and related securities	30,023	31,174	—	—

Total debt securities	76,821	79,974	4,380	1,733
Other securities	—	—	—	—

Total	$76,821	$79,974	$4,380	$1,733

Securities with a carrying value of $79,974 at September 30, 2010 were pledged to secure public deposits and other obligations.
NOTE 3 — LOANS
Loans were as follows:

	September 30,	December 31,
	2010	2009

Commercial and industrial	$41,608	$44,123
Commercial real estate	216,599	207,808
Residential real estate and home equity	154,456	180,779
Real estate construction and land development	22,001	37,989
Consumer and credit card	13,504	18,745

	448,168	489,444
Add: Net deferred loan origination costs	42	38

Total loans receivable	$448,210	$489,482

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance at beginning of period	$13,114	$7,995	10,479	$6,137
Provision for loan losses	4,531	1,766	9,878	6,908
Loans charged off	(5,062)	(986)	(8,012)	(4,533)
Recoveries	144	73	382	336

Balance at end of period	$12,727	$8,848	$12,727	$8,848

Nonperforming loans were as follows:

	September 30,	December 31,
	2010	2009

Loans past due 90 days or more and still accruing	$3,582	$886
Nonaccrual loans	13,806	11,275

Total	$17,388	$12,161

Impaired loans are as follows:

Loans with no allocated allowance for unconfirmed loan losses	$23,378	$15,321
Loans with allocated allowance for unconfirmed loan losses	39,486	31,985

Total	$62,864	$47,306

Amount of the allowance for loan losses allocated to unconfirmed losses on impaired loans	$8,254	$6,326

Average of impaired loans during the period	$62,131	$20,435

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
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009.

		September 30, 2010
		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agency obligations	$31,098	$—	$31,098	$—
State and municipal obligations	17,702	—	17,702	—
Mortgage-backed	31,174	—	31,174	—

Total	$79,974	$—	$79,974	$—

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
Impaired loans
At September 30, 2010 and December 31, 2009, impaired loans consisted primarily of loans secured by non-owner occupied and commercial real estate. Management has determined fair value measurements on impaired loans primarily through appraisals or other analysis supplied by third-party providers.
Real Estate Owned
Real estate acquired through, or in lieu of, loan foreclosure is held for sale and initially recorded at fair value (based on current appraised value) at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Management has determined fair value measurements on real estate owned primarily through appraisals or other analysis performed by third-party providers.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009.
Fair Value Measurements Using

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs	Change in Fair
	Value	(Level 1)	(Level 2)	(Level 3)	Value for 2010
September 30, 2010

Impaired loans	$31,232	$—	$—	$31,232	$3,740
Real Estate Owned	$4,605	$—	$—	4,605	$0
Collateralized debt obligations	$1,733	$—	$—	$1,733	$1,030

December 31, 2009

Collateralized debt obligations	$1,752	$—	$—	$1,752
Impaired loans	$6,326	—	—	6,326
Real estate owned	$1,470	—	—	1,470

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
Carrying amount and estimated fair values of financial instruments were as follows:

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$41,903	$41,903	$41,453	$41,453
Securities available for sale	79,974	79,974	94,100	94,100
Securities held to maturity	1,733	1,610	1,752	1,752
Loans held for sale	6,109	6,109	2,442	2,442
Loans	448,210	446,159	489,482	490,446
FHLB stock	3,773	3,773	3,773	3,773
Accrued interest receivable	2,231	2,231	2,348	2,348

Financial liabilities
Noninterest-bearing deposits	$65,943	$65,943	$60,502	$60,502
Interest-bearing deposits	445,879	445,849	496,953	497,434
Federal funds purchased and other short-term borrowings	1,099	1,099	3,011	3,011
FHLB advances	59,387	61,927	63,148	64,040
Accrued interest payable	591	591	654	654
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
Item 1A. Risk Factors
During the nine-month period ending September 30, 2010 the Corporation entered into a Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of Cleveland (“Fed”). This MOU prohibits the Corporation from performing certain actions without prior approval of the Fed. Though Management believes it can meet all of its obligations and reporting requirements related to the MOU, there are no assurances that the restrictions placed on it by the Fed will be lifted during any particular time period.
On October 29, 2010 DCB Financial Corp announced on Form 8-K that its wholly-owned subsidiary bank had entered into a Consent Order (“Order”) with the Federal Deposit Insurance Corp. (“FDIC”) and a Written Agreement (“Agreement”) with the Ohio Division of Financial Institutions (“ODFI”). The Order and Agreement are substantially the same, and require the Bank to attain a tier-1 capital ratio of 9% and a risk-based capital ratio of 13% during the term of the agreement. Also, the Order and Agreement require the Bank to address other issues related to its operations. Though Management believes it can meet all of the requirements in the Consent and Agreement, there are no assurances that it can do so. Additionally, though the Bank may be successful in addressing all issues in the Order and Agreement, there can be no assurances that the restrictions placed on it by the FDIC and ODFI will be lifted during any particular time period.
Because of the Order and Agreement, the Bank my have further restrictions placed on it’s issuance of deposit products. These restrictions may include limits on the types, amounts and rates it offers. This may reduce the Bank’s ability to fulfill its strategic plans, or reduce the overall profitability of the Corporation.
On July 21, 2010, the President signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (the “Act”). This new law may significantly change the regulation of financial institutions and the financial services industry. Because the Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and its effect on the Bank and the Corporation will not be known for months and perhaps even years. Although it is impossible for management to predict at this time all of the effects of the Act on the Corporation and the Bank (as well as the rest of the industry), it is possible that the Bank’s interest expense could increase and deposit insurance premiums could change, and steps may well be taken to increase required qualifying capital levels The Corporation expects that in light of the Act, as well as the MOU, the Agreement and the Order, operating and compliance costs will increase and could adversely impact its financial condition and results of operation.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at September 30, 2010, compared to December 31, 2009, and the consolidated results of operations for the three and nine months ended September 30, 2010, compared to the same periods in 2009. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
Overview of the Third Quarter of 2010
The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, trust, and other wealth management services. The Bank also provides treasury management, bond registrar and paying agent services.
The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been under some pressure mainly attributable to an overall lack of sustainable economic activity within the Corporation’s market area. Additional economic pressures are due to higher than historical unemployment levels, increased loan foreclosure volume and a decline in real estate values. The Corporation’s business has also been under pressure from market interest rate conditions and competition from other financial institutions in the area. Real estate values, especially in the Bank’s core geographic area, have declined during the first half of 2010, and no noticeable increase in overall values were seen in the most recent quarter.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The Corporation’s assets totaled $615,170 at September 30, 2010, compared to $675,022 at December 31, 2009, a decrease of $59,852. The decline is due primarily to an overall slowdown in loan volume and Management’s initiatives to reduce the overall level of assets. This has been accomplished by reducing certain deposit levels, mainly large time deposits held by select customers. Management’s overall focus at the Bank has been on managing credit, reducing risk within the loan portfolio and enhancing liquidity and capital in a deteriorating economic environment. Continuous progress is being made on addressing these issues, but the Bank is still faced with meaningful challenges.
•	As previously noted on Form 8-K filed with the Securities Exchange Commission, the Bank has entered into a Consent Order (“Order”) with the Federal Deposit Insurance Corp, and a Written Agreement (“Agreement”) with the Ohio Division of Financial Institutions. Among other items, the Bank is required to achieve and maintain a 9% tier-1 capital ratio and a 13% total risk-weighted capital ratio while operating under the Order and Agreement.

•	Net loss for the three and nine months ended September 30, 2010 totaled $9,059 and $11,975, compared to a net loss in the same periods in 2009 of $1,450 and $3,243 respectively. The increase in loss during the comparable periods is mainly attributed to increase provision expense and the recording of an allowance for the Corporation’s deferred tax assets.

•	The provision for loan losses totaled $4,531 and $9,878 for the three and nine months ended September 30, 2010, compared to $1,766 and $6,908 in the same respective periods in 2009. The increase is mainly attributed to declines in overall credit quality coupled with increased provision for specific impaired loans. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.

•	An overall decline in earning assets, period to period, contributed to the reduced interest income. Loans declined by $41.3 million from $489.5 million to $448.2 million at September 30, 2010. Additionally, the Corporation’s available-for-sale investment portfolio declined by $14.1 million to $79.9 million at quarter-end. The declines in earning assets is attributed to reduced loan volume attributed to lower market activity and the liquidation of securities to provide liquidity for the Corporation.

•	The Corporation’s net interest margin for the third quarter increased slightly compared to the second quarter 2010, from 3.57% to 3.59%. This is attributed to improved deposit and loan pricing, core deposit growth and reduced high cost broker deposits and long-term debt.

•	The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges, in pricing and the variety of accounts it offers to the depositor. The Corporation confirms this by completing regular rate shops and comparisons versus competing financial services companies. The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus spread over funding costs. The interest spread depends on the overall account relationship and the creditworthiness of the borrower.

•	Deposit rates are reviewed weekly by management and are generally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area and to develop funding opportunities while earning an adequate interest rate margin.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
•	Total borrowings decreased by $3.7 million from $63.1 million at December 31, 2009, to $59.4 million at September 30, 2010. This is mainly due to management’s decision to continue to reduce long term debt in order to lower the costs associated with long-term debt compared to deposits.

•	Management reduced deposits by $45.6 million, or 8.2%, from December 31, 2009 by primarily focusing on reducing reliance on large time deposits from non-core customers and CDARs time deposits.
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $615 million at September 30, 2010, compared to $675 million at December 31, 2009, a decrease of approximately $60 million, or 8.9%. Cash and cash equivalents remained flat from year-end 2009. Total securities available for sale decreased from $94.1 million at December 31, 2009 to $79.9 million at September 30, 2010. The decline in AFS securities is mainly attributed to the sale of securities to create additional balance sheet liquidity. The Bank utilizes its AFS investment portfolio to collateralize borrowing options in order to secure additional liquidity sources.
Total loans decreased $41.3 million, or 8.4%, from $489.4 million to $448.2 million at September 30, 2010. The Corporation continues to experience a decline in loan balances due to reduced loan activity in our primary markets for loans meeting our credit criteria and planned portfolio runoff. Retail loan balances remained stable, but run-off of commercial and commercial real estate, including charged-off loans accounting for most of the decline. Management expects a continued reduction in the size of the Bank’s balance sheet in the short-term as a result of the general decline in quality credits available in the current economy, in order to execute its workout strategy for problem loans and increase its capital ratios. Management also continued to focus on loan diversification and has initiated plans to focus further on qualified commercial and industrial, and small business lending in lieu of commercial real estate loans. The decrease in loan balances reflects the utilization of proceeds from loan payoffs to fund deposit withdrawals and to repay borrowings which has reduced the Bank’s balance sheet and improved capital ratios.
Total deposits decreased approximately $45.6 million, or 8.1%, from December 31, 2009 to $511.8 million at September 30, 2010. The Bank had approximately $110 million CDARS deposits outstanding at September 30, 2010 compared to $145 million at year-end 2009. Noninterest-bearing deposits increased $5.4 million, or 8.9%, while interest bearing deposits decreased approximately $50 million, or 10.3% during the nine month period ended September 30, 2010. The Corporation utilizes a variety of alternative funding sources due to competitive challenges within its primary market including special rate time deposits, CDARs time deposits and other deposit specials. Total borrowings decreased $3.7 million during the nine months ended September 30, 2010, from $63.1 million at December 31, 2009 to $59.4 million at quarter end. Management has focused on reducing deposits from non-core customers in order to manage the cost of its deposit portfolio.
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009
The Corporation’s net loss of $9.06 million, or $2.44 per basic and diluted share for the three months ended September 30, 2010, compared to a net loss of $1.45 million, or $0.39 per basic and diluted share for the same period in 2009. The increase in the net loss primarily reflects an increase in the provision for loan losses and a write-down of the Corporation’s deferred tax assets. Management continues to evaluate classified loans on a quarterly basis to determine if a loan is impaired, and if reserves are required to be allocated to any particular loan relationship. The increase in loan reserve for the third-quarter is the result of the completion of this analysis. The allowance for taxes was the result of the completion of analysis related to deferred tax assets and the estimate that the Corporation, based on current information and applicable tax guidance, would be unable to more likely than not support the carrying value of the tax asset.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Net Interest Income
Net interest income of $5.2 million decreased slightly from $5.3 million for the three months ended September 30, 2009. This is mainly attributed to the overall reduction in earning assets, as Management has implemented initiatives to reduce the overall size of the balance sheet. Overall, loan originations remained sluggish during the quarter due to slowing economic conditions in the Bank’s primary market. Additionally, run-off in the indirect auto, residential mortgage and investment property portfolios has contributed to the overall reduction in loan balances. The lower loan origination volume has allowed management to reduce the overall level of deposits, with reductions seen in the higher cost products and non-core funding. Low cost or no cost transactional and savings account balances have seen increases as the Bank focuses on building its core deposit balances. The Bank continues to re-price deposits on a year to year comparison, which helped reduce overall deposit funding costs to near 80 basis points at the end of the third quarter 2010. The Bank has also reduced its balances in large time deposits, particularly in the public fund sector as the need for these funds has diminished as the balance sheet is being strategically restructured.
Net interest margin improved slightly to 3.59% for the three and nine months ended September 30, 2010, from 3.34% compared to the same period in 2009. Management has effectively increased margins through management of deposit rates, managing low yielding cash balances and risk-based pricing on its loan originations and renewals. Analysis indicates that the balance sheet is relatively risk neutral in terms of future earnings under various interest rate scenarios.
Noninterest Income
Total noninterest income increased to $1.7 million from a deficit of $326 thousand for the three months ended September 30, 2010, compared to the same period in 2009. The increase is primarily attributable to the effect of other-than-temporary impairment losses recorded in the 2009 third-quarter. The OTTI losses were attributed to the write-down of CDOs in the Corporation’s held-to-maturity portfolio. These investments stabilized during 2010 and no additional impairment recognition was necessary during the third-quarter 2010. Overall, non-interest revenue (excluding CDO impairment) was up due to improved net gains on sales of loans and other assets compared to the third quarter 2009. This is attributed to the improved market conditions for residential real estate loans, and the increased emphasis the Corporation has placed on originating secondary market paper. Management has set an initiative to utilize additional resources to originate residential mortgage paper in order to grow non-interest revenue.
Noninterest Expense
Total noninterest expense of $6.2 million increased $399 thousand for the three months ended September 30, 2010, compared to the same period in 2009. The increase was mainly attributed to legal and consulting costs associated with the Bank’s non-performing loan portfolios. Management has spent significant time and resources in workout initiatives for problem loans in order to mitigate their adverse impact on the balance sheet and operating results. Related expenses include various consulting, legal and property management services necessary to properly assist management in the workout process. Overall, salary and benefit expense of $2.6 million remain similar to the third-quarter 2009 as well as most other operating expense categories.
Tax Expense
During the quarter, Management performed an analysis on its deferred tax assets and determined that it should charge down the asset to a net realizable position. Subsequent to that analysis, a $5.1 million charge was taken. The deferred tax asset continued to increase primarily due to ongoing operating losses. For regulatory purposes the deferred tax asset was already discounted against capital for measurement purposes, the recognition of the valuation allowance did not impact the bank’s regulatory capital ratios.
Credit Quality Review
Non-accrual loans at September 30, 2010 increased to $13.8 million from $11.2 million at December 31, 2009. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt, including commercial real estate loans. Loans delinquent ninety days and accruing interest were $3.5 million at September 30, 2010. Delinquent loans over thirty days decreased to 4.14% of total loans at quarter end from 6.05% at June 30, 2010. However, the 4.14% delinquency still remains elevated compared to September 30, 2009 when the ratio stood at 1.37%. Overall, delinquencies in the retail loan portfolios are favorable as compared to published industry averages, as consumer real estate loans were 1.04%, credit cards were 2.71% and consumer direct loans were 2.84% at the end of the third quarter 2010. Management will continue to commit significant internal and external resources to activities related to monitoring, collection, and workout of problem loans. Management also continues to monitor exposure to industry segments, and believes that the loan portfolio remains appropriately diversified.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Provision and Allowance for Loan Losses
The provision for loan losses totaled $4.5 million for the three months ended September 30, 2010, compared to $1.7 million for the same period in 2009, an increase of $2.8 million. The increased provision for the third quarter was the result of the analysis related to management’s loan quality review process for all bank watch list loan relationships. On a quarterly basis, Management reviews all classified loan relationships and analyzes to determine if a loan is impaired, and if so, the amount of reserves needed to be allocated to that particular relationship. The allowance for loan losses was $12.7 million or 2.84% of total loans at September 30, 2010, compared to $10.5 million, or 2.14% of total loans at December 31, 2009.
Charge-offs
Net charge-offs for the three months ended September 30, 2010 increased to $4.9 million, compared to $913 thousand for the three months ended September 30, 2009. Quarterly net charge-offs were 4.3%, while annualized net charge-offs for the nine months ended September 30, 2010 were 2.15%. Management charged-off these loans as they were deemed uncollectible and ultimately as a means to correctly value them on the balance sheet. The majority of the charge-offs for the quarter related to commercial real estate loans that were previously reserved for, but are now being charged down to their current collateral value.
COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009
Net Loss. The Corporation’s net loss for the nine months ended September 30, 2010 totaled $11,975, compared to a net loss of $3,243 for the same period in 2009. The per share loss was $3.22 for the nine months ended September 30, 2010, compared to a per share loss of $0.87 for the nine months ended September 30, 2009. The increase in the net loss was primarily attributable to an increase in provision expense for loan losses and a deferred tax allowance taken in the third quarter 2010.
Net Interest Income. Net interest income was $16,010 for the nine months ended September 30, 2010, which was very comparable to the $16,199 for the same period in 2009. However, the net interest margin increased to 3.60% for the nine months ended September 30, 2010, up from 3.39%, for the period in 2009. The increase in margin is mainly attributed to management of deposit rates, reduced average cash balances and improved pricing on its loan originations and renewals. Loan originations remained sluggish during the period and the Bank continued to experience run off in the indirect auto, commercial and investment property portfolios which has resulted in lower earning assets. The Bank continues to reduce wholesale deposit funding which is typically higher cost compared to retail deposits. The Bank continues to re-price deposits to the lower prevailing rates, which helped reduce overall funding costs.
Provision and Allowance for Loan Losses. The provision for loan losses totaled $9,878 for the nine months ended September 30, 2010, compared to $6,908 for the same period in 2009. The Bank maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.
Annualized net charge-offs for the nine months ended September 30, 2010 were 2.15%, an increase compared to 1.13% for the same period in 2009. The largest percentage of charge-offs during the nine months ended September 30, 2010 was attributed to economic conditions that primarily affected the commercial real estate portfolio, and to a lesser extent the Corporation’s commercial business portfolio. Delinquent loans over thirty days from period to period increased significantly to 4.14% at September 30, 2010 from 1.37% at September 30, 2009, and again are mainly attributed to the commercial and real estate investment portfolios.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Noninterest Income. Total noninterest income decreased by $1.8 million, for the nine months ended September 30, 2010, compared to the same period in 2009. The decrease is primarily attributable to a reduction in impairment charges on CDO securities coupled with a decline in losses attributed to other real-estate owned asset sales. The Bank has been able to either increase revenues on its core lines of business, including retail fees and trust activities, or at least maintain comparable revenue streams.
Noninterest Expense. Total noninterest expense increased $274 thousand, or 1.6%, for the nine months ended September 30, 2010, compared to the same period in 2009. The increase is attributed to the additional expenses associated with legal and consulting necessary to monitor and manage the Bank’s non-performing loan portfolio. Expenses were offset by a decline in FDIC insurance premiums, as 2009 included a one-time assessment in addition to normal insurance charges. Salary and benefit expenses were flat as the Corporation adjusts its workforce to remain aligned to the overall size of the balance sheet and market activities.
Income Taxes. The Corporation recorded a tax expense of $4.5 million for the nine months ended September 30, 2010, compared to a tax credit of $2.5 million for the same period in 2009. The change in income tax is attributed to the allowance taken in the third-quarter 2010 after a review of the Corporation’s deferred tax asset position. The valuation allowance was determined based upon an analysis of management’s projection of future taxable income compared to current levels of deferred taxes.
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
Cash and cash equivalents increased $450 thousand to $41.9 million at September 30, 2010. Cash and equivalents represented 6.8% of total assets at September 30, 2010 and 6.1% of total assets at December 31, 2009. The Corporation has the ability to borrow funds from both the Federal Reserve and the Federal Home Loan Bank, should the Corporation need to supplement its liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash and cash equivalents, its other funding sources and its ability to liquidate collateral as needed for liquidity purposes.
CAPITAL RESOURCES
Total shareholders’ equity decreased $10,478, between December 31, 2009 and September 30, 2010. The decrease was primarily due to period net losses of $11,975 offset by an increase in accumulated other comprehensive income.

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
The Corporation and its subsidiaries meet all regulatory capital requirements. The Bank’s ratio of total capital to risk-weighted assets was 9.87% at September 30, 2010, while the tier-1 capital ratio was 6.18%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital.
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of September 30, 2010, though in the case of loan and line of credit commitments, it is possible, but unlikely that the entire committed amount will be funded within the given time period.

	PAYMENT DUE BY YEAR
CONTRACTUAL		Less than 1			More than
OBLIGATIONS	Total	year	1-3 years	3-5 years	5 years

FHLB advances	$59,387	$8,854	$45,129	$2,620	$2,784
Federal funds purchased and other short-term borrowings	1,099	1,099	—	—	—
Operating lease obligations	5,979	757	1,864	1,896	1,462
Loan and line of credit commitments	72,977	72,977	—	—	—

Total Contractual Obligations	$139,442	$83,687	$46,993	$4,516	$4,246

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
NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities. For example, the asset/liability model that the Corporation currently employs attempts to measure the change in NPV for a variety of interest rate scenarios, typically for parallel shifts of 100 to 400 basis points in market rates.
The Corporation’s 2009 Annual Report includes a table depicting the changes in the Corporation’s interest rate risk as of December 31, 2009, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +400 basis points in market interest rates. Management believes that no events have occurred since December 31, 2009 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.
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

DCB FINANCIAL CORP
CONTROLS AND PROCEDURES
(Dollars in thousands, except per share amounts)
Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Interim President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2010
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.
Item 1A — Risk Factors:
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2009.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)		Shares (or Units)	Dollar Value) of
	Total Number	(b)	Purchased as Part	Shares (or Units) that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs

Month #l	—	—	—	—
7/1/2010 to 7/31/2010

Month #2	—	—	—	—
8/1/2010 to 8/31/2010

Month #3	—	—	—	—
9/1/2010 to 9/30/2010

Total	—	—	—	184,907

(1)	On August 16, 2007, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.
Item 3 — Defaults Upon Senior Securities:
There are no matters required to be reported under this item.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2010

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

DCB FINANCIAL CORP (Registrant)
Date: November 15, 2010	/s/ David Folkwein
David Folkwein
Interim President and Chief Executive Officer

Date: November 15, 2010	/s/ John A. Ustaszewski
John A. Ustaszewski
Senior Vice President and Chief Financial Officer

DCB FINANCIAL CORP
INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003.

3.2	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003.

31.1	Certification of Interim President and Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.