Form 10-K
period 2010-12-31
DCB FINANCIAL CORP
filed 2011-03-31
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
At June 30, 2010, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on a common share price of $5.60 per share (such price being the closing stock price on such date) was $20,814,356.
At March 25, 2011, the registrant had 3,717,385 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II of Form 10-K — Portions of the Annual Report to Shareholders for the year ended December 31, 2010.
Part III of Form 10-K — Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders of DCB Financial Corp.

PART I

Item 1	Description of Business
(a)	General Development of Business
DCB Financial Corp (“DCB” or the “Corporation”) is a financial holding company headquartered in Lewis Center, Ohio. The Corporation has one wholly-owned subsidiary bank, The Delaware County Bank and Trust Company (the “Bank”) and two non-bank subsidiaries.
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
The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, trust, and other wealth management services. The Bank also provides cash management, bond registrar and paying agent services for commercial and public unit entities. Through its subsidiary Datatasx, DCB provides data processing and other bank operational services to other financial institutions; however, such services are not a significant part of operations or revenue.
The Bank grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been pressured by a slowing economic environment. Real estate values, especially in the Bank’s core geographic area, experienced a decline in 2010.
The Bank’s core business is not significantly affected by a single industry; however, a number of the Corporation’s largest depositors are public fund units which operate within the bank’s geographic footprint. Though this group’s deposits base is significant, overall balances do not fluctuate materially. No material industry or group concentrations exist in the loan portfolio.
Certain risks are involved in granting loans, primarily related to the borrowers’ ability and willingness to repay the debt. Before the Bank extends a loan to a customer, these risks are assessed through a review of the borrower’s repayment capacity, past and current credit history, the collateral being used to secure the transaction in the event that the customer does not repay the debt, the borrower’s character and other factors. Once the decision has been made to extend credit, the Bank’s loan officers, credit administration and loan review personnel monitor these factors throughout the life of the loan. Loans are assigned a risk rating at inception, and are reviewed annually thereafter when financial statements are received, and at other times when there is an indication that a credit may have weakened or improved. Risk rating changes require the signature of the Chief Credit Officer or his or her designee. The risk rating is also updated after it is reviewed through the process of annual reviews, loan quality reports, extensions, renewals, modifications or audits by external loan review or regulatory agencies. In addition, any loan identified as a problem credit is assigned to the Bank’s “watch list,” and is subject to ongoing monitoring by the Bank’s credit quality and workout committees to ensure proactive action is taken to mitigate loss potential.
Commercial, industrial and agricultural loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the business’s cash flow. Such loans are typically secured by business assets such as equipment, accounts receivables, inventory, commercial real estate, agricultural real estate and, occasionally, by the business owner’s principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes single-family residence, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the business’s cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrowers’ historical cash flow to determine if the company has the ability to service proposed and existing obligations.

Commercial real estate and agricultural real estate loans are primarily secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry adjustable interest rates. Commercial real estate and agricultural real estate loans are typically secured by real property and related improvements that are owned by the borrower. These loans are dependent on the borrower’s ability to generate cash flows from the real estate, which can either be in the form of rental income or, as it relates to agriculture, in the form of crop or livestock revenues. Commercial real estate loans are generally originated with loan-to-value ratios of 75% or less and can require fixed or adjustable interest rates. Owner-occupied real estate loans are generally originated with loan-to-value ratios of 80% or less. Management performs much of the same analysis whether deciding to grant a commercial real estate loan or a commercial loan.
Residential real estate loans and home equity lines of credit can either be fixed rate, or carry an adjustable rate. These loans are secured by the borrower’s residence. Such loans are made based on the borrower’s ability to repay the debt from employment and other income. Management assesses the borrower’s ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Residential real estate loans are generally originated with loan-to-value ratios of 80% or less. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate.
Due to the previous high level of economic development growth in the Bank’s market area, construction lending became a significant part of the Bank’s overall lending strategy. Construction loans are secured by residential and business real estate, generally occupied by the borrower on completion. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant amount of loans on speculative projects. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans are generally originated with loan-to-value ratios of 75% or less.
Consumer installment loans to individuals include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Consumer loan advances generally do not exceed 90 percent of the purchase price, plus any add-ons such as tax, title, and license. Loans for used cars generally do not exceed average wholesale or trade-in value as stipulated in a recent auto industry used car price guide. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, the absence of collateral. Since these loans are generally repaid from ordinary income of an individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions. The Bank assesses the borrower’s ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.
(b)	Narrative Description of Business (Continued)
Employees
At December 31, 2010, the Bank employed 187 employees, 152 of whom were full-time. The Bank offers a number of employee benefits such as health, dental and life insurance, as well as education assistance for qualified employees. A 401(k) retirement plan is also available for eligible employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. All of the Corporation’s employees are also employed by the Bank.

Competition
The Bank operates in a highly competitive industry due to statewide and interstate branching by banks, savings and loan associations and credit unions. In its primary market area of Delaware County, Ohio and surrounding counties, the Bank competes for new deposit dollars and loans with several financial service companies, including large regional and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. According to the most recent market data, there are approximately fourteen other deposit-taking and lending institutions competing in the Bank’s primary market. In addition, according to the market data, the Bank currently ranks first in market share with approximately 27.8% of the deposits in the primary market. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U.S. Government Agency, State and Municipal subdivision issues which comprise a significant portion of the Bank’s investment portfolio, and which rates are used as indices on various loan products. The Bank is competitive with interest rates and loan fees that it charges, and in pricing and the variety of accounts it offers to the depositor. The dominant pricing mechanism on loans is the Prime interest rate as published in the Wall Street Journal. The interest spread over Prime depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are reviewed weekly by management and are normally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area, while developing funding opportunities that earn an adequate interest rate margin.
Supervision and Regulation
The business in which the Corporation and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies. The Bank is subject to supervision, regulation and periodic examination by the State of Ohio Division of Financial Institutions (the “ODFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). The supervision, regulation and examination to which the Corporation and its subsidiaries are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of security holders.
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
As a financial holding company, the Corporation is subject to supervision, regulation and periodic examination by the Federal Reserve Board (“FRB”) and as a publicly traded corporation is subject to the rules of the U.S. Securities and Exchange Commission (“SEC”). The FRB also has extensive enforcement authority over bank holding companies including DCB. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders, and require that a bank holding company divest subsidiaries (including subsidiary banks). The FRB may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices, as well as for violations of enforcement orders and agreements.
DCB has been informed by the FRB that it does not presently meet the qualifications required of a financial holding company under Graham Leach Bliley Act (“GLBA”), however DCB does not believe that such has had or will have a material adverse impact on the business or financial condition or results of operations of DCB.
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

FDICIA
The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions — well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. As of December 31, 2010, the Corporation and the Bank were both considered well-capitalized based on the published guidelines implemented by FDIC. However, the Bank has entered into a Consent Order with the FDIC and a Written Agreement with the ODFI that requires tier-1 capital and total risk-based capital to reach levels of 9% and 13% respectively. The Bank has not yet reached those required levels, and continues to operate under certain restrictions as noted in the Consent Order and Written Agreement.
Financial Modernization
The GLBA was signed into law in 1999, and became effective in 2000. It permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (“CRA”) by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.
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
On July 21, 2010, the President signed the Dodd-Frank Act into law. The Dodd-Frank Act will significantly change the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant regulatory discretion, many of the details of the new law and regulations, and the effects they will have on DCB and the Bank, will not be known for months and even years.
Many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule-making by federal regulators. While the ultimate effect of the Dodd-Frank Act on DCB and the Bank cannot yet be determined, the law is likely to increase compliance costs and fees paid to regulators, along with possible restrictions on the operation of DCB and its subsidiaries.
(c)	Available Information
The Corporation maintains a web-site at the following web-site address: www.dcbfinancialcorp.com. The Corporation makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Jay D. Wolf, Vice President of Marketing and Customer Relations at 740-657-7000.

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by DCB with the SEC, in press releases, and in oral and written statements made by or wit h the approval of DCB which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include; (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of DCB or our management or Board of Directors including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements involve risks and uncertainties. Actual results may differ from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified below. There is also the risk that DCB’s management or Board of Directors incorrectly analyzes these risks and uncertainties or that the strategies DCB develops to address them are unsuccessful.
Forward-looking statements speak only as of the date on which they are made, and except as may be required by law; DCB undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to DCB or any person acting on DCB’s behalf are qualified in their entirety by the following cautionary statements.

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
The current economic environment
The financial services industry continues to operate under weak economic conditions due to market declines in real estate loans and employment instability. This has led to increased losses related to a weakening credit market, and in some cases, reduced opportunities to underwrite loans. The market in which the Bank operates has generally experienced steady unemployment rates which are typically below the State of Ohio and national averages. Additionally, the real estate market has shown declining values for both residential and commercial real estate. Higher unemployment rates in the Corporation’s market area would likely cause higher delinquencies in retail loan categories. Continued declines in real estate valuations would likely cause higher loss rates on residential loan and commercial real estate portfolios upon default.

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
The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration of all information available to us. In developing this assessment, we must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries, and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.
Asset and liability management and market risk
The Corporation’s Asset/Liability Committee (“ALCO”) is responsible for monitoring the Corporation’s exposure to changes in interest rates. The ALCO utilizes a variety of tools to measure and monitor interest rate changes and their potential effect on the valuation of assets and future cash flows. Interest rate risk is defined as the risk that the Corporation’s financial condition will be adversely affected due to sustained movements in the overall interest structure. The Corporation is also exposed to liquidity risk, or the risk that changes in cash flows could adversely affect its ability to honor its financial obligations.
The ALCO committee monitors changes in the interest rate environment and changes to its lending and deposit rates, while utilizing its policies and procedures to limit exposure to market changes. In addition to funding operations and growth with core deposits, the Corporation has the opportunity to utilize a variety of funding sources such as correspondent banks, the FHLB and third party brokers to ensure adequate liquidity exists to support its operations. Continued deterioration of the banking industry and the inability to maintain correspondent banking relationships could limit the Corporation’s ability to raise funds.
Ability to pay cash dividends is limited
As noted, the Bank has entered into a written agreement (the “Agreement”) with the Ohio Division of Financial Institutions (“ODFI”) and a Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) effective October 28, 2010 which address matters pertaining to, among other things: management and operations of the Bank; credit risk management practices and credit administration policies and procedures; Bank actions with respect to problem assets; reserves for loan and lease losses; strengthening the capital position of the Bank; the strategic plan and budget for fiscal 2011; staffing; and submitting a funding contingency plan for the Bank that identifies available sources of liquidity and includes a plan for dealing with potential adverse economic and market conditions.
The Agreement and Consent Order also provide that The Bank may not declare or pay dividends to DCB without the prior approval of the FDIC and ODFI. And, as announced earlier this year by DCB, without the prior approval of the Federal Reserve, DCBF may not declare or pay cash dividends, repurchase any of its shares, make payments on trust preferred securities or incur or guarantee any debt.

As previously noted, the Bank is required to achieve a tier-1 capital ratio, which is capital divided by total average assets, of not less than 9.0% and a total risk-based capital ratio of not less than 13% within 90 days of the effective date of the Agreement and Consent Order, and, to maintain those capital levels during the remaining term of the Agreement and the Consent Order. It may do so by, among other alternatives, raising additional capital, generating sufficient earnings, reducing the bank’s assets, or a combination thereof.
As a result, any payment of dividends in the future by DCB Financial Corp will be dependent, in large part, on its subsidiaries’ ability to satisfy these regulatory restrictions and the subsidiaries’ earnings, capital requirements, financial condition and other factors. Although the Corporation’s financial earnings and condition have allowed it to declare and pay periodic cash dividends in certain historic quarters to its stockholders, there can be no assurance that the dividend policy or regulatory agencies will allow for dividend payments in future periods.
Legislative or regulatory changes or actions could adversely impact the financial services industry
The financial services industry is extensively regulated. Banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance fund, and may not provide benefit to our shareholders. Changes in laws and regulations or other actions by regulatory agencies may negatively impact the Corporation’s operations. Regulatory authorities have extensive discretion in connection with the operation of a financial institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil penalties, which could have a material adverse effect on the Bank’s operations and financial condition.
The Corporation’s wholly-owned subsidiary, The Delaware County Bank & Trust, entered into a written agreement with the Ohio Division of Financial Institutions (“ODFI”) and a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) effective October 28, 2010 which address matters pertaining to, among other things: management and operations of the Bank; credit risk management practices and credit administration policies and procedures; Bank actions with respect to problem assets; reserves for loan and lease losses; strengthening the capital position of the Bank; the strategic plan and budget for fiscal 2011; staffing; and submitting a funding contingency plan for the Bank that identifies available sources of liquidity and includes a plan for dealing with potential adverse economic and market conditions.
The Consent Order and the Agreement contain substantially similar provisions. Among other things they require the Bank to attain a minimum 9% tier-1 capital ratio within 90 days of the effective date, and total risk-based capital ratio of not less than 13% within that same time period; submission of plans related to the reduction of non-performing assets; and, a review of accounting matters related to subsidiary companies.
Management and the board have already made significant progress towards addressing and resolving these issues which are based on the findings of the ODFI and FDIC during their examination of the Bank as of March 2010. Since the completion of the examination a number of initiatives have been developed and implemented which address the referenced matters, including: strengthening the Bank’s liquidity position and developing improved liquidity analysis and reporting; improving its credit underwriting and monitoring processes; and utilizing significant resources to address its problem loan portfolio in order to reduce the total level of under-performing loans.
The Agreement and Consent Order also provide that The Bank may not declare or pay dividends to DCB without the prior approval of the FDIC and ODFI. And, as announced earlier this year by DCB, without the prior approval of the Federal Reserve, DCB may not declare or pay cash dividends, repurchase any of its shares, make payments on its trust preferred securities or incur or guarantee any debt.
As previously noted, The Bank is required to achieve a tier-1 capital ratio of not less than 9.0% and a total risk-based capital ratio of not less than 13.0% within 90 days of the effective date of the Agreement and Consent Order, and, to maintain those capital levels during the remaining term of the Agreement and the Consent Order. It may do so by, among other alternatives, raising additional capital, generating sufficient earnings, reducing the bank’s assets, or a combination thereof. The Bank has not yet achieved the 9% tier-1 target or the 13% total risk-based capital target.

Additionally, the Bank is required to submit periodic progress reports to the ODFI and the FDIC regarding various aspects of the foregoing actions and requirements, and the Bank board has appointed a compliance committee to monitor and coordinate the Bank’s performance under the Agreement and Consent Order. The Agreement and Consent Order will remain in effect until modified or terminated by the ODFI and/or the FDIC. The Bank entered into the Agreement and the Consent Order without admitting or denying any unsafe or unsound banking practices, violations, rule or regulation.
Legal Proceedings
DCB and its subsidiaries may be involved from time to time in the future in a variety of litigation arising out of its business. The risk of litigation may increase in times of increased troubled loan collection activity. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, we may not be able to obtain appropriate types of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.
Risk Mitigation
The Corporation manages its various risks through the implementation of policies and procedures by the Board of Directors and Management. These policies and procedures provide a broad oversight for the safe and sound management of the Corporation and its subsidiaries. The Corporation utilizes a variety of functions to validate its system of internal controls. These functions include various audit functions, independent loan reviews and various consultants with expertise in specific operational areas who identify risks and risk mitigation strategies.

Item 1B	Unresolved Staff Comments
The Corporation has no unresolved staff comments.

Item 2	Properties
The Bank owns and operates its main office at 110 Riverbend Avenue, Lewis Center, Ohio 43035. The Bank operates 20 branches and utilizes six other properties including its corporate center that are owned or leased as noted below:
1.	Corporate Office, 110 Riverbend Avenue, Lewis Center, Ohio 43015 (owned)

2.	Downtown Delaware Branch Office, 41 N. Sandusky St., Delaware, Ohio 43015 (leased)

3.	William Street Drive—Thru Office, 33 W. William St., Delaware, Ohio 43015 (leased)

4.	Delaware Center Branch Office, 199 S. Sandusky Street, Delaware, Ohio 43015 (owned)

5.	Galena Branch Office, 10 Park Street, Galena, Ohio 43021 (owned)

6.	Ostrander Branch Office, 10 West North Street, Ostrander, Ohio 43061 (owned)

7.	Ashley Branch Office, 2 West High Street, Ashley, Ohio 43003 (owned)

8.	Buehler’s Central Office, 800 West Central Avenue, Delaware, Ohio 43015 (leased)

9.	Sunbury Office, 75 S. Miller Dr., Sunbury, Ohio 43074 (owned)

10.	Highland Lakes Office, 6156 Highland Lakes Avenue, Westerville, Ohio 43085 (leased)

11.	Sawmill Parkway Office, 10149 Brewster Lane, Powell, Ohio 43065 (leased)

12.	Avery Road Office, 6820 Perimeter Loop Road, Dublin, Ohio 43017 (leased)

13.	Willowbrook Branch Office, 100 Willowbrook Way South, Delaware, Ohio 43015 (leased)

14.	Olentangy Crossing Office, 81 Gallopers Ridge East, Lewis Center, Ohio 43035 (leased)

15.	Corporate Center Drive-Thru, Corner of Evergreen & US 23, S., Lewis Center, OH 43035 (owned)

16.	Polaris Office, 1942 Polaris Parkway, Columbus, Ohio 43240 (leased)

17.	Willowbrook, Delaware Run Branch Office, 100 Delaware Crossing West, Delaware, OH 43015 (leased)

18.	ATM Express Bank, 554 W. Central Ave., Delaware, Ohio 43015 (leased)

19.	ATM Express Bank, Ohio Wesleyan University, Delaware, Ohio 43015 (leased)

20.	ATM Express Bank, 8208 Marysville Road West, Ostrander, Ohio 43061 (leased)

21.	ATM Express Bank, 1123 Columbus Pike, Delaware, Ohio 43015 (leased)

22.	ATM Express Bank, Dextars IGA, 153 West Water Street, Prospect, Ohio 43342 (leased)

23.	ATM Express Bank, 240 North Liberty Street, Powell, Ohio 43065 (leased)

24.	Marysville City Gate, 181 North Colemans’s Crossing, Marysville, Ohio 43040 (owned)

25.	Marysville Plaza Office, 1055 West 5th Street, Marysville, Ohio 43040 (leased)

26.	Liberty Office, 7319 Sawmill Parkway, Powell, Ohio 43065 (leased)
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
No matters were submitted to a vote of the security holders in the fourth quarter of 2010.

PART II

Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The information required by this item is set forth in the Company’s Annual Report to Shareholders under the sections captioned “Common Stock and Shareholder Matters,” “Stock Option Plan,” and response to Item 12. Such information is incorporated herein by reference.
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
Additional information required by this item is set forth in the Company’s Annual Report to Shareholders under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such information is incorporated herein by reference.

I	Discussion of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
The information required by this item is set forth in the Corporation’s Annual Report to Shareholders. Such information is incorporated herein by reference.

II	Investment Portfolio
The following table sets forth the carrying amount of securities at December 31, 2010, 2009 and 2008.

(In thousands)	2010	2009	2008
Available for sale
U.S. agency obligations	$29,986	$27,455	$33,197
States and municipal obligations	12,262	25,952	29,161
Corporate bonds	—	1,039	—
Collateralized debt obligations	—	—	—
Mortgage-backed securities	27,349	39,591	48,930

Total debt securities	69,597	94,037	111,288
Other securities, non-debt	—	63	72

Total	$69,597	$94,100	$111,360

Held to maturity
Collateralized debt obligations	$1,313	$1,752	$8,002

The following table sets forth information regarding scheduled maturities, fair value and weighted average yields of the Corporation’s debt securities only at December 31, 2010. The weighted average yield has been computed using the historical amortized cost for securities available for sale. The weighted average yield on tax-exempt obligations is computed on a taxable equivalent basis based on the statutory federal income tax rate of 34%.

		One	Five
	One	Through	Through	After
	Year	Five	Ten	Ten	Fair Value
(In thousands)	or Less	Years	Years	Years	Total
Available for sale
U.S. agency obligations	$—	$15,109	$11,798	$3,079	$29,986
States and municipal obligations	446	2,712	4,191	4,913	12,262
Corporate bonds	—	—	—	—	—
Mortgage-backed securities (1)	1	619	5,121	21,608	27,349

	$447	$18,440	$21,110	$29,600	$69,597

Weighted average yield	3.49%	3.31%	4.03%	4.34%	3.96%

(1)	Based on contractual terms to maturity. Mortgage-backed securities are subject to prepayment without penalty.

Five
	One	Through	Through	After
	Year	Five	Ten	Ten	Fair Value
(In thousands)	or Less	Years	Years	Years	Total
Held to maturity
Collateralized debt obligations	$—	$—	$—	$1,313	$1,313

III	Loan Portfolio
Types of Loans
The amounts of gross loans, excluding net deferred loan fees and costs outstanding at December 31, 2010, 2009, 2008, 2007, and 2006 are shown in the following table.

(In thousands)	2010	2009	2008	2007	2006

Commercial and industrial	$155,410	$176,799	$186,318	$187,807	$202,297
Commercial real estate	135,035	155,576	147,375	137,070	151,484
Residential real estate and home equity	93,646	98,542	106,938	118,178	107,370
Real estate construction and land development	17,339	27,133	32,985	27,842	27,843
Lease financing	—	—	—	73	234
Consumer and credit card	23,411	31,394	39,426	49,239	62,715

Total	$424,841	$489,444	$513,042	$520,209	$551,943

The following table summarizes maturity for commercial real estate and other commercial loans at December 31, 2010.

			After one year		After five years
	Less than one year		through five years		through ten years		After ten years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
(In thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Commercial real estate	$24,158	4.60%	$32,440	4.95%	$24,067	5.10%	$54,370	5.57%

Commercial and industrial	$30,313	4.91%	$40,326	5.52%	$21,756	5.25%	$63,015	5.66%
As of December 31, 2010, there were $54,939 fixed-rate and $181,035 variable-rate commercial loans maturing in more than one year.
Risk Elements
Nonaccrual and Past Due Loans
The following table summarizes nonaccrual loans and accruing loans, including impaired loans, past due greater than 90 days or more at December 31, 2010, 2009, 2008, 2007, and 2006.

(In thousands)	2010	2009	2008	2007	2006

Nonaccrual loans	$16,567	$11,275	$4,698	$10,360	$5,189
Accruing loans past due 90 days or more	$1,858	$886	$1,146	$2,740	$3,307
The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when the loan is well secured and in the process of collection. In such cases, loans are individually evaluated in order determine whether to continue income recognition after 90 days beyond the due dates. When loans are placed on nonaccrual, any accrued interest is charged against interest income.
The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $894, $603, and $821 for the years ended December 31, 2010, 2009, and 2008 respectively.

Potential Problem Loans
A business loan is classified as impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans or loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for commercial and commercial real estate loans.
Loan Concentrations
At year-end 2010, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III above.
Other Interest-Bearing Assets
At year-end 2010, there were no other interest-bearing assets required to be disclosed under Item III if such assets were loans.

IV	Summary of Loan Loss Experience
Analysis of the Allowance for Loan Losses
The following table sets forth the activity in the Corporation’s allowance for loan and lease losses for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.

(In thousands)	2010	2009	2008	2007	2006

Balance at beginning of year	$10,479	$6,137	$8,298	$5,442	$5,535
Loans charged off:
Commercial	(2,261)	(1,831)	(3,250)	(549)	(1,243)
Commercial real estate	(6,175)	(2,575)	(6,177)	(5,549)	(59)
Residential real estate and home equity	(498)	(269)	(203)	(330)	(78)
Consumer and credit card	(824)	(1,115)	(1,024)	(1,258)	(955)
Lease financing	—	—	—	(5)	—

Total loans charged off	(9,758)	(5,790)	(10,654)	(7,691)	(2,335)

Loan recoveries:
Commercial	270	99	35	42	13
Commercial real estate	4	261	5	1	—
Residential real estate and home equity	12	10	7	7	—
Consumer and credit card	200	364	269	338	421
Lease financing	—	—	—	—	—

Total loan recoveries	486	734	316	388	434

Net loans charged off	(9,272)	(5,056)	(10,338)	(7,303)	(1,901)
Provision for loan losses	11,040	9,398	8,177	10,159	1,808

Balance at end of year	$12,247	$10,479	$6,137	$8,298	$5,442

Ratio of net charge-offs to average loans outstanding	2.00%	1.00%	2.00%	1.36%	0.34%

Allocation of the Allowance for Loan Losses
The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios. While management’s periodic analysis of the adequacy of allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-off that occurs.

		Percentage of		Percentage of
		Loans in Each		Loan in Each
	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans
(In thousands)	December 31, 2010		December 31, 2009

Commercial and industrial	$4,174	36.58%	$2,476	36.12%
Commercial real estate	6,786	31.78	6,817	31.79
Residential real estate and home equity	491	22.04	312	20.13
Real estate construction	—	4.08	—	5.54
Consumer and credit card	796	5.52	874	6.42
Lease financing	—	—	—	—

Total	$12,247	100.00%	$10,479	100.00%

	December 31, 2008		December 31, 2007

Commercial and industrial	$683	36.32%	$1,328	36.10%
Commercial real estate	4,374	28.73	6,092	26.35
Residential real estate and home equity	410	20.84	129	22.72
Real estate construction	—	6.43	—	5.35
Consumer and credit card	670	7.68	746	9.47
Lease financing	—	—	3	.01

Total	$6,137	100.00%	$8,298	100.00%

	December 31, 2006

Commercial and industrial	$1,646	36.65%
Commercial real estate	2,055	27.45
Residential real estate and home equity	156	19.45
Real estate construction	13	5.04
Consumer and credit card	1,572	11.37
Lease financing	—	0.04

Total	$5,442	100.00%

V	Deposits
Schedule of Average Deposit Amounts and Rates
The average balance of noninterest-bearing demand deposits totaled $64.9 million, $63.0 million, and $52.3 million, for the years ended December 31, 2010, 2009 and 2008, respectively. Additional detail regarding the make-up of the Corporation’s average deposit balances and related interest expense can be found on the Corporation’s attached Annual Report to Shareholders.
Maturity Analysis of Time Deposits Greater than $100,000
The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2010.

(In thousands)
Three months or less	$41,762
Over three through six months	26,130
Over six through twelve months	24,906
Over twelve months	36,781

Total	$129,579

VI	Return on Equity and Assets
The information required by this item is set forth in the Company’s Annual Report to Shareholders.

VII	Short-Term Borrowings
Short term borrowings are defined as obligations with original maturity terms of less than one year. Average outstanding balances of short-term borrowings were $1,416 for 2010, $3,764 for 2009, and $5,049 for 2008. The maximum amounts of outstanding short term borrowings were $2,000, $3,250, and $11,001 for the years 2010, 2009, and 2008, respectively. Additional detail regarding the make-up of the Corporation’s borrowings can be found on the Corporation’s attached Annual Report to Shareholders.

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
There were no changes in internal control over financial reporting during the quarter ended December 31, 2010, that materially impacted, or are likely to materially impact internal control over financial reporting in the future.

Management’s Report on Internal Control over Financial Reporting
Management of DCB Financial Corp (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting at December 31, 2010, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Corporation maintained effective internal control over financial reporting as of December 31, 2010. Based on this assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2010.

Item 9B	Other Information
None

PART III

Item 10	Directors and Executive Officers of the Registrant
The information required by this item will be set forth in the Company’s Proxy Statement to Shareholders in connection with its 2011 Annual Meeting, under the sections captioned “Election of Directors and Information with Respect to Directors and Officers,” and “Section 16(A) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.
The Company’s Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers, and employees, including its principal executive, principal financial, and principal accounting officers. A copy of the code of ethics will be provided, at no cost, upon written request to the attention of Mr. Jay D. Wolf, Vice President Marketing and Customer Relations, at the Company’s main office, 110 Riverbend Avenue Lewis Center, Ohio. In addition, a copy of the Code of Ethics and Business Conduct is posted on our website at http://www.dcbfinancialcorp.com. In the event we make any amendment to, or grant any waiver of, a provision of the Code of Ethics and Business Conduct that applies to the principal executive officer, a principal financial officer, principal accounting officer, or controller, or persons performing similar functions that require disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the reasons for it, and the nature of any waiver, the name of the person to whom it was granted, and the date, on our internet website.

Item 11	Executive Compensation
The information required by this item will be set forth in the Company’s Proxy Statement to Shareholders in connection with its 2011 Annual Meeting, under the section captioned “Executive Compensation and Other Information” and “Committees and Compensation of the Board of Directors.” Such information is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management
The information about beneficial ownership of DCB common shares required by this item will be set forth in the Company’s Proxy Statement to Shareholders in connection with its 2011 annual meeting, under the section captioned “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.
Equity Compensation Plan Information

			Number of securities remaining
			available for future issuance
	Number of securities to be issued	Weighted-average exercise price	under equity compensation plans
	upon exercise of outstanding	of outstanding options, warrants	(excluding securities reflected in
	options, warrants and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	285,806	$11.87	12,934
Equity compensation plan not approved by security holders	0	0	0

Total	285,806	$11.87	12,934

On May 20, 2004 the Company’s shareholders approved the DCB Financial Corp Long-Term Stock Incentive Plan. This plan authorizes the issuance of up to 300,000 DCB common shares upon exercise of stock options awarded under the plan and in the form of restricted stock and stock awards. Beginning in January 2006, the Company started to expense these options under the methodology set forth in 718 Compensation — Stock Compensation. Options are granted for a maximum of ten years. The options vest at an annual rate of 20% over five years, assuming credited service by the designated employee.

Item 13	Certain Relationships and Related Transactions
Information required by this item will be set forth in the Company’s Proxy Statement to Shareholders in connection with its 2011 Annual Meeting, under the section captioned “Certain Relationships and Related Transactions.” Such information is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services
Information required by this item will be set forth in the Company’s Proxy Statement to Shareholders in connection with its 2011 Annual Meeting under the section captioned “Information Concerning Independent Registered Public Accountants”, and such information is incorporated herein by reference.

PART IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) Documents filed as part of Form 10-K
1	The following consolidated financial statements appear in the Corporation’s 2010 Annual Report, Exhibit 13 to Shareholders and are incorporated herein.

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
0-22387, effective March 3, 2008).

10.5	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D to our Proxy Statement, as filed with the SEC on Schedule 14A on April 14, 2004)
13	Annual Report to Shareholders
21	Subsidiaries of DCB Financial Corp
23.1	Consent of Plante & Moran PLLC, and BKD LLP
31.1	Rule 13a-14 (a) Certifications
31.2	Rule 13a-14 (a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2011	DCB FINANCIAL CORP
	By:	/s/ David J. Folkwein
David Folkwein, Interim-President & CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Dated: March 30, 2011

Signatures	Title

/s/ DAVID J. FOLKWEIN David J. Folkwein	Interim-President (Principal Executive Officer), CEO and Director

/s/ JOHN A. USTASZEWSKI John A. Ustaszewski	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ VICKI J. LEWIS Vicki J. Lewis	Director, Chairman of the Board

/s/ EDWARD A. POWERS Edward A. Powers	Director

/s/ ADAM STEVENSON Adam Stevenson	Director

/s/ DONALD J. WOLF Donald J. Wolf	Director

/s/ GERALD L. KREMER Gerald L. Kremer	Director

/s/ MARK H. SHIPPS Mark H. Shipps	Director

INDEX TO EXHIBITS

Exhibit
Number	Description of Document
3.1	Amended Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

3.2	Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

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
0-22387, effective March 7, 2005).

10.5	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (Incorporated by reference to Appendix D to our Proxy Statement, as filed with the SEC on Schedule 14A on April 14, 2004)

13	Annual Report to Shareholders

21	Subsidiaries of DCB Financial Corp

23.1	Consent of Plante & Moran PLLC, and BKD LLP

31.1	Rule 13a-14 (a) Certifications

31.2	Rule 13a-14 (a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications