Form 10-Q
period 2011-03-31
DCB FINANCIAL CORP
filed 2011-05-16
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of May 7, 2011, the latest practicable date, 3,717,385 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
For the Three Month Periods Ended March 31, 2011 and 2010

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

Item 1.	Financial Statements

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and due from financial institutions	$10,461	$10,024
Interest-bearing deposits	64,714	23,497

Total cash and cash equivalents	75,175	33,521
Securities available-for-sale	67,045	69,597
Securities held-to-maturity	1,238	1,313

Total securities	68,283	70,910
Loans held for sale, at lower of cost or fair value	353	753
Loans	408,244	424,864
Less allowance for loan losses	(10,300)	(12,247)
Net loans	397,944	412,617
Real estate owned	4,611	5,284
Investment in FHLB stock	3,799	3,799
Premises and equipment, net	12,898	13,175
Bank-owned life insurance	17,240	17,073
Accrued interest receivable and other assets	7,539	7,973

Total assets	$587,842	$565,105

LIABILITIES
Deposits
Noninterest-bearing	$63,384	$63,695
Interest-bearing	425,761	401,381

Total deposits	489,145	465,076
Federal funds purchased and other short-term borrowings	1,161	1,265
Federal Home Loan Bank advances	57,655	58,502
Accrued interest payable and other liabilities	2,384	2,848

Total liabilities	550,345	527,691

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 issued	3,785	3,785
Retained earnings	47,919	47,883
Treasury stock, at cost, 556,523 shares	(13,494)	(13,494)
Accumulated other comprehensive loss	(713)	(760)

Total shareholders’ equity	37,497	37,414

Total liabilities and shareholders’ equity	$587,842	$565,105

See Notes to condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Interest and dividend income
Loans	$5,328	$6,456
Taxable securities	510	722
Tax-exempt securities	93	199
Federal funds sold and other	21	18

Total interest income	5,952	7,395

Interest expense
Deposits	702	1,210
Borrowings	637	691

Total interest expense	1,339	1,901

Net interest income	4,613	5,494

Provision for loan losses	675	1,961

Net interest income after provision for loan losses	3,938	3,533

Noninterest income
Service charges on deposit accounts	651	605
Trust department income	259	225
Net gain on sales of assets	111	98
Gains on sale of loans	18	29
Treasury management fees	107	130
Data processing servicing fees	141	132
Earnings on bank owned life insurance	167	167
Total other-than-temporary impairment losses	(75)	(80)
Portion of loss recognized in (reclassified from) other comprehensive loss (before taxes)	(17)	(950)

Net impairment losses recognized in income	(92)	(1,030)
Other	140	80

Total noninterest income	1,502	436

Noninterest expense
Salaries and other employee benefits	2,405	2,624
Occupancy and equipment	1,027	1,030
Professional services	406	307
Advertising	86	74
Postage, freight and courier	95	87
Supplies	38	30
State franchise taxes	125	152
Federal deposit insurance premiums	407	396
Other	842	788

Total noninterest expense	5,431	5,488

Net income (loss) before income tax credits	9	(1,519)
Income tax credits	(24)	(631)

Net income (loss)	$33	$(888)

Basic and diluted income (loss) per common share	$(0.00)	$(0.24)

Dividends per share	$—	$—

See Notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$33	$(888)

Reclassification adjustment for other-than-temporary impairment loss recognized in income, net of taxes of $0 and $323	—	627

Unrealized gains on securities available-for-sale, net of taxes of $18 and $74 for the respective periods	35	144

Net unrealized gain (loss) on securities held-to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of realized losses and net of taxes of $6 and $0	11	—

Comprehensive income (loss)	$79	$(117)

See Notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010

Cash flows provided by (used in) operating activities	$(1,046)	$2,716

Cash flows provided by investing activities
Securities
Purchases	(3,003)	(9,861)
Maturities, principal payments and calls	5,759	9,481
Net change in loans	16,620	7,740
Proceeds from sale of real estate owned	271	688
Investment in unconsolidated affiliate	—	5
Premises and equipment expenditures	(65)	(49)

Net cash flows provided by investing activities	19,582	8,004

Cash flows provided by financing activities
Net change in deposits	24,069	16,718
Net change in federal funds purchased and other short-term borrowings	(104)	(1,750)
Repayment of Federal Home Loan Bank advances	(847)	(1,641)

Net cash provided by financing activities	23,118	13,327

Net change in cash and cash equivalents	41,654	24,047

Cash and cash equivalents at beginning of period	33,521	41,453

Cash and cash equivalents at end of period	$75,175	$65,500

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,315	$1,996

Supplemental disclosure of non-cash investing and financing activities:
Transfers from loans to real estate owned	$33	$16

Cash dividends declared but unpaid	$—	$—
See Notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These consolidated interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at March 31, 2011, and its results of operations and cash flows for the three month periods ended March 31, 2011 and 2010. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its Annual Report as of December 31, 2010. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s Annual Report as of December 31, 2010. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the entire year.
The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, Datatasx LLC and ORECO (collectively referred to herein after as the “Corporation”). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Management considers the Corporation to operate within one business segment, banking. Subsequent to the end of the first quarter 2011, Management entered into an agreement to sell the outstanding contracts serviced through Datatasx LLC. It is estimated that those contracts will be converted to the new provider by the end of the third quarter 2011. On a pre-tax net basis, Datatasx’s contributed approximately $48 thousand in the first quarter 2011 to the consolidated companies. Management considers both the net contribution and Datatasx’s balance sheet to be immaterial to financial results on a consolidated basis.
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
Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A full valuation allowance was taken in 2010, reducing the deferred tax assets.
Earnings per share
Earnings per common share is net income divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares under stock options. Weighted-average shares for basic and diluted earnings per share are presented below.

	Three Months Ended
	March 31,
	2011	2010
Weighted-average common shares outstanding (basic)	3,717,385	3,717,385

Dilutive effect of assumed exercise of stock options	—	—

Weighted-average common shares outstanding (diluted)	3,717,385	3,717,385

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Options to purchase 277,389 shares of common stock with a weighted-average exercise price of $11.95, were outstanding at March 31, 2011, but were excluded from the computation of common share equivalents for the three month period then ended because the exercise price was greater than the average fair value of the shares.
Options to purchase 200,742 shares of common stock with a weighted-average exercise price of $19.59, were outstanding at March 31, 2010, but were excluded from the computation of common share equivalents for the period then ended because the exercise price was greater than the average fair value of the shares during the period.
Stock option plan
The Corporation’s shareholders approved an employee share option plan (the “Plan”) in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. No shares were granted for the period ending March 31, 2011. At March 31, 2011, 88,968 shares were exercisable and 14,194 shares were available for grant under this plan.
The Corporation recognizes compensation cost for unvested equity-based awards based on their grant-date fair value. The Corporation recorded $30 and $24 in compensation cost for equity-based awards that vested during the three months ended March 31, 2011 and 2010, respectively. The Corporation has $137 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of March 31, 2011, which is expected to be recognized over a weighted-average period of 3.28 years.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
A summary of the status of the Corporation’s stock option plan as of March 31, 2011 and December 31, 2010, and changes during the periods then ended are presented below:

		Three Months Ended
		March 31,
		2011
			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual
	Shares	Price	Life

Outstanding at beginning of period	285,806	$11.87	8.6 years
Forfeited	(352)	3.50

Outstanding at end of period	285,454	$12.11	7.86 years

Options exercisable at period end	93,330	$21.81

		Year Ended
		December 31,
		2010
			Weighted
		Weighted	Average Remaining
		Average Exercise	Contractual
	Shares	Price	Life

Outstanding at beginning of year	204,883	$24.77	8.6 years
Granted	131,816	3.50	9.9 years
Forfeited	(50,893)	21.30

Outstanding at end of year	285,806	$11.87	8.6 years

Options exercisable at year end	81,800	$18.27

Weighted-average fair value of options granted during the year		$0.76

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following information applies to options outstanding at March 31, 2011:

Range of
Number Outstanding	Exercise Prices
73,942	$23.00 – $30.70
44,299	$14.15 – $16.90
167,233	$3.50 – $9.00
Application of Critical Accounting Policies
DCB Financial Corp’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.
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
The allowance is regularly reviewed by management and the Board to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.
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
The valuation of other assets requires that management utilize a variety of estimates and analysis to determine whether an asset is impaired or other-than-temporarily impaired (“OTTI”). After determining the appropriate methodology for fair value measurement, management then evaluates whether or not declines in fair value below book value are temporary or other-than-temporary impairments. If it is determined that measured impairment is other-than-temporary the appropriate loss recognition is recorded within the period that OTTI is recognized. Generally, management utilizes third parties to provide appraisals, analysis or market pricing in support of OTTI analysis.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, unamortized deferred loan fees and costs and the allowance for loan losses.
Interest income is accrued based on the unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on nonaccrual status are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable but unconfirmed credit losses, increased by the provision for loan losses and decreased by charge-offs net of recoveries. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the required allowance balance based on past loan loss experience, augmented by additional estimates related to the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors.
The allowance consists of both specific and general components. The specific component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established with the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risking rating data.
A loan is impaired when full payment of interest and principal under the original contractual loan terms is not expected. Commercial and industrial loans, commercial and multi-family real estate, and land development loans are individually evaluated for impairment. If a loan is impaired, the loan amount exceeding fair value, based on the most current information available is reserved. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, such loans are not separately identified for impairment disclosures.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available-for-sale were as follows:
March 31, 2011

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value

U.S. Government and agency obligations	$30,484	$617	$(82)	$31,019
State and municipal obligations	11,998	203	(61)	12,140
Mortgage-backed securities	22,866	1,020	—	23,886

Total	$65,348	$1,840	$(143)	$67,045

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	Adjusted	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Collateralized Debt Obligations	$1,238	$542	$1,780

December 31, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value

U.S. Government and agency obligations	$29,510	$599	$(123)	$29,986
State and municipal obligations	12,153	193	(84)	12,262
Mortgage-backed securities	29,290	1,059	—	27,349

Total	$67,953	$1,851	$(207)	$69,597

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	Adjusted	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Collateralized Debt Obligations	$1,313	$367	$1,680

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES (continued)
Credit Losses Recognized on Investments
The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the three month periods ended March 31, 2011 and 2010.
Accumulated Credit Losses:

	Three Months Ended
	March 31,
	2011	2010

Credit losses on debt securities held
Beginning of period	$3,924	$2,621
Additions related to other-than-temporary losses not previously recognized	92	1,030
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized other-than-temporary losses	—	—
Reductions due to increases in expected cash flows	—	—

End of period	$4,016	$3,651

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES (continued)
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:
March 31, 2011

	(Less than 12 months)			(12 months or longer)					Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

U.S. Government and agency obligations	8	$7,925	$(82)	—	$—	$—	8	$7,925	$(82)
State and municipal obligations	5	2,034	(61)	—	—	—	5	2,034	(61)

Total securities	13	$9,959	$(143)	—	$—	$—	13	$9,959	$(143)

December 31, 2010

	(Less than 12 months)			(12 months or longer)					Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

U.S. Government and agency obligations	10	$9,904	$(123)	—	$—	$—	10	$9,904	$(123)
State and municipal obligations	9	3,575	(84)	—	—	—	9	3,575	(84)

Total securities	19	$13,479	$(207)	—	$—	$—	19	$13,429	$(207)

The unrealized losses on the Corporation’s investments in U.S. Government and agency obligations, state and political subdivision obligations and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2011.
The Corporation’s unrealized loss on investments in collateralized debt obligations relates to an original investment of $8,000 in pooled trust securities. The company evaluates those investments on a quarterly basis for other-than-temporary impairment and other unrealized losses due to temporary market factors. The unrealized losses were primarily attributed to: declines in the performance of the underlying collateral due to weakness in the economy, and a lower than investment grade rating by industry analysts.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES (continued)
Credit losses on these securities are calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in the securities to be other-than-temporarily impaired at March 31, 2011.
Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).
At March 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity other than the pooled trust securities as noted above.
The amortized cost and estimated fair value of all debt securities at March 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$300	$300	$—	$—
Due from one to five years	19,757	19,945	—	—

Due from five to ten years	14,693	15,127	—	—

Due after ten years	7,732	7,787	1,238	1,780
Mortgage-backed and related securities	22,866	23,886	—	—

Total	$65,348	$67,045	$1,238	$1,780

Securities with a fair value of $64,043 at March 31, 2011 were pledged to secure public deposits and other obligations.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 3 — LOANS
Loans at March 31, 2011 and December 31, 2010, were as follows:

	March 31,	December 31,
	2011	2010

Commercial and industrial	$143,584	$155,410
Commercial real estate	133,628	135,035
Residential real estate and home equity	91,553	93,646
Real estate construction and land development	17,517	17,339
Consumer and credit card	21,940	23,411

	408,222	424,841
Add: Net deferred loan origination costs	22	23

Total loans receivable	$408,244	$424,864

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY
Allowance for Credit Losses
The table below presents allowance for credit losses by loan portfolio. As presented within this note, commercial real estate includes real estate construction and land development loans.
Three Months Ended March 31, 2011

				Residential
				Real Estate
	Consumer and	Commercial and	Commercial	and Home
	Credit Card	Industrial	Real Estate	Equity	Total

Beginning Balance	$796	$4,174	$6,786	$491	$12,247

Charge Offs	(117)	(1,419)	(1,159)	(35)	(2,730)
Recoveries	70	35	—	3	108
Provision	6	(877)	1,515	31	675

Ending Balance	$755	$1,913	$7,142	$490	$10,300

Individually evaluated for impairment	$—	$651	$5,612	$—	$6,263
Collectively evaluated for impairment	755	1,262	1,530	490	4,037

Ending Balance	$755	$1,913	$7,142	$490	$10,300

Financing Receivables

Individually evaluated for impairment	$—	$15,425	$36,003	$—	$51,428
Collectively evaluated for impairment	21,940	128,159	115,142	91,553	356,794

Total	$21,940	$143,584	$151,145	$91,553	$408,222

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Year Ended December 31, 2010

				Residential
				Real Estate
	Consumer and	Commercial and	Commercial	and Home
	Credit Card	Industrial	Real Estate	Equity	Total

Beginning Balance	$874	$2,476	$6,817	$312	$10,479

Charge Offs	(824)	(2,261)	(6,175)	(498)	(9,758)
Recoveries	200	270	4	12	486
Provision	546	3,689	6,140	665	11,040

Ending Balance	$796	$4,174	$6,786	$491	$12,247

Individually evaluated for impairment	$—	$2,812	$5,158	$—	$7,970
Collectively evaluated for impairment	796	1,362	1,628	491	4,277

Ending Balance	$796	$4,174	$6,786	$491	$12,247

Financing Receivables

Individually evaluated for impairment	$—	$18,967	$42,104	$—	$61,071
Collectively evaluated for impairment	23,411	136,144	110,270	93,646	363,770

Total	$23,411	$155,410	$152,374	$93,646	$424,841

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Impaired Loans
A loan is considered impaired when based on current information and events; it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Generally, commercial and commercial real estate loans with risk grades Substandard, Vulnerable, Doubtful, or Loss, with aggregate relationships greater than $250 are evaluated for impairment.
The following table indicates impaired loans with and without an allocated allowance:
At March 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded
Consumer and Credit Card	$—	$—	$—	$—	$—
Commercial and Industrial	4,542	5,245	—	5,170	63
Commercial Real Estate	12,713	13,415	—	16,009	178
Residential RE and Home Equity	—	—	—	—	—
With Allowance Recorded
Consumer and Credit Card	—	—	—	—	—
Commercial and Industrial	10,883	12,435	651	12,280	195

Commercial Real Estate	23,290	28,200	5,612	23,958	186
Residential RE and Home Equity	—	—	—	—	—
Total
Consumer and Credit Card	—	—	—	—	—
Commercial and Industrial	15,425	17,680	651	17,450	258
Commercial Real Estate	36,003	41,615	5,612	39,967	364
Residential RE and Home Equity	—	—	—	—	—

Total	$51,428	$59,295	$6,263	$57,417	$622

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
At December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded
Consumer and Credit Card	$—	$—	$—	$—	$—
Commercial and Industrial	5,615	5,757	—	4,196	295
Commercial Real Estate	17,529	20,855	—	14,597	993
Residential RE and Home Equity	—	—	—	—	—
With Allowance Recorded
Consumer and Credit Card	—	—	—	—	—
Commercial and Industrial	13,352	15,238	2,812	13,651	741
Commercial Real Estate	24,575	28,823	5,158	25,209	821
Residential RE and Home Equity	—	—	—	—	—
Total
Consumer and Credit Card	—	—	—	—	—
Commercial and Industrial	18,967	20,995	2,812	17,847	1,036
Commercial Real Estate	42,104	49,678	5,158	39,806	1,814
Residential RE and Home Equity	—	—	—	—	—

Total	$61,071	$70,673	$7,970	$57,653	$2,850

The allowance for impaired loans is included in the Corporation’s overall allowance for loan losses. The provision necessary to increase this allowance is included in the Corporation’s overall provision for losses on loans.
Financing receivables on nonaccrual status at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010

Consumer and credit card	$102	$33
Commercial and industrial	3,952	6,043
Commercial real estate	12,235	10,102
Residential real estate and home equity	869	389

Total	$17,158	$16,567

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Credit Quality Indicators
Corporate risk exposure by risk profile was as follows at March 31, 2011:

	Commercial and	Commercial Real
Category	Industrial	Estate

Prime-1	$8,312	$561
Good-2	19,746	18,675
Fair-3	55,852	29,177
Compromised-4	30,414	32,653
Vulnerable-5	20,032	6,144
Substandard-6	9,228	63,935
Doubtful-7	—	—
Loss-8	—	—

Total	$143,584	$151,145

Corporate risk exposure by risk profile was as follows at December 31, 2010:

	Commercial and	Commercial Real
Category	Industrial	Estate

Prime-1	$8,459	$561
Good-2	22,355	20,404
Fair-3	45,853	39,067
Compromised-4	31,628	27,692
Vulnerable-5	22,154	11,785
Substandard-6	24,959	52,865
Doubtful-7	2	—
Loss-8	—	—

Total	$155,410	$152,374

Risk Category Descriptions
Prime — 1
Prime loans based on liquid collateral, with adequate margin or supported by a strong financial statement audited with an unqualified opinion from a CPA firm. The character and repayment ability of the borrowers are excellent and without question. High liquidity, minimum risk, strong ratios, and low handling costs are common to these loans. This classification will also include all loans secured by CDs or cash equivalents.
Good — 2
Good loans of above average quality. Borrowers have a modest degree of risk. The margin of protection is good. Elements of strength are present in areas such as liquidity, stability of margins and cash flows, diversity of assets, and lack of dependence on one type of business or customer. Reasonable access to alternative bank financing is present and borrowers can obtain favorable rates and terms. These are well established regional firms and excellent local companies operating in a reasonably stable industry that may be moderately affected by the business cycle. Management and owners have unquestioned character, as demonstrated by repeated performance.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Fair — 3
Satisfactory loans of average or slightly above average risk — having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should clearly demonstrate at least break-even debt service coverage. May be some weakness but with offsetting features of other support readily available. These loans are meeting the terms of repayment, but which may be susceptible to deterioration if adverse factors are encountered.
Compromised — 4
This risk grade may be established for a loan considered satisfactory but which is of below average credit risk due to financial weaknesses or uncertainty. The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in Compromised classification is considered acceptable and within normal underwriting guidelines, so long as the loan is given the proper level of management supervision. Loans are considered Compromised when the following conditions apply:
•	At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk; also the loan met the above criteria for a risk grade of 1 (Prime), 2 (Good), 3 (Fair) or 4 (Compromised).
•	At inception, the loan was secured with collateral possessing a loan-to-value adequate to protect the Bank from loss.
•	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance.
•	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of these credit weaknesses is observed, a lower risk grade may be warranted.
Vulnerable (Special Mention) — 5
Loans which possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future. The key distinctions of a 5 (Special Mention) classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential”, versus “well-defined”, impairments to the primary source of loan repayment.
Substandard — 6
Loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. One or more of the following characteristics may be exhibited in loans classified Substandard:
•	Loans, which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source, is uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.
•	Loans are inadequately protected by the current net worth and paying capacity of the obligor.
•	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.
•	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.
•	Unusual courses of action are needed to maintain a high probability of repayment.
•	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.
•	The lender is forced into a subordinated or unsecured position due to flaws in documentation.
•	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.
•	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.
•	There is a significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Doubtful — 7
One or more of the following characteristics may be exhibited in loans classified Doubtful:
•	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.
•	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.
•	The possibility of loss is high, but, because of certain important pending factors, which may strengthen the loan, loss classification is deferred until its exact status is known. A Doubtful classification is established during this period of deferring the realization of the loss.
Loss — 8
Loans are considered uncollectible and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.
Consumer Risk
Consumer risk based on payment activity at March 31, 2011 is as follows.

		Residential Real
	Consumer and	Estate and Home
Payment Category	Credit Card	Equity

Performing	$21,425	$90,587
Non-Performing	515	966

Total	$21,940	$91,553

Consumer risk based on payment activity at December 31, 2010 is as follows.

		Residential Real
	Consumer and	Estate and Home
Payment Category	Credit Card	Equity

Performing	$22,970	$92,832
Non-Performing	441	814

Total	$23,411	$93,646

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Age Analysis of Past Due Loans
The following table presents past due loans aged as of March 31, 2011.

							Recorded
		60-89	Greater				Investment
		Days	than 90			Total	> 90 days
	30-59 Days	Past	Days Past	Total		Financing	and
Category	Past Due	Due	Due	Past Due	Current	Receivables	Accruing

Consumer and Credit Card	$189	$130	$575	$894	$21,046	$21,940	$413
Commercial and Industrial	179	348	1,359	1,886	141,698	143,584	990
Commercial Real Estate	171	574	9,889	10,634	140,511	151,145	35
Residential Real Estate and Home Equity	1,415	14	746	2,175	89,378	91,553	98

Total	$1,954	$1,066	$12,569	$15,589	$392,633	$408,222	$1,536

The following table presents past due loans aged as of December 31, 2010.

							Recorded
		60-89	Greater				Investment
		Days	than 90			Total	> 90 days
	30-59 Days	Past	Days Past	Total		Financing	and
Category	Past Due	Due	Due	Past Due	Current	Receivables	Accruing

Consumer and Credit Card	$300	$104	$441	$845	$22,566	$23,411	$407
Commercial and Industrial	359	3	1,373	1,735	153,675	155,410	991
Commercial Real Estate	885	2,050	10,118	13,053	139,321	152,374	35
Residential Real Estate and Home Equity	472	123	814	1,409	92,237	93,646	425

Total	$2,016	$2,280	$12,746	$17,042	$407,799	$424,841	$1,858

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
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
March 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agency obligations	$31,019	$3,003	$28,016	$—
State and municipal obligations	12,140	—	12,140	—
Mortgage-backed	23,886	—	23,886	—

Total	$67,045	$3,003	$64,042	$—

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 5 — FAIR VALUE MEASUREMENTS (continued)

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agency obligations	$29,986	$—	$29,986	$—
State and municipal obligations	12,262	—	12,262	—
Mortgage-backed and other securities	27,349	—	27,349	—

Total	$69,597	$—	$69,597	$—

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Securities
Certain collateralized debt obligations are classified as held to maturity. The Corporation recognized other-than-temporary impairment on the securities as of March 31, 2011, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.
Impaired loans
At March 31, 2011 and December 31, 2010, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 5 — FAIR VALUE MEASUREMENTS (continued)
The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
March 31, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)

Collateralized debt obligations	$1,780	$—	$—	$1,780
Impaired loans	29,270	—	—	29,270
Real estate owned	1,468	—	—	1,468

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
December 31, 2010	Fair Value	(Level 1)	(Level 2)	(Level 3)

Collateralized debt obligations	$1,313	$—	$—	$1,313
Impaired loans	24,187	—	—	24,187
Real estate owned	449	—	—	449

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 5 — FAIR VALUE MEASUREMENTS (continued)
Carrying amount and estimated fair values of financial instruments were as follows:

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$75,175	$75,175	$33,521	$33,521
Securities available-for-sale	67,045	67,045	69,597	69,597
Securities held-to-maturity	1,238	1,780	1,313	1,680
Loans held for sale	353	353	753	753
Loans	397,944	387,748	412,617	401,967
FHLB stock	3,799	3,799	3,799	3,799
Accrued interest receivable	1,556	1,556	1,673	1,673

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities
Noninterest-bearing deposits	$63,384	$63,384	$63,695	$63,695
Interest-bearing deposits	425,761	425,992	401,381	402,131
Federal funds purchased and other short-term borrowings	1,161	1,161	1,265	1,265
FHLB advances	57,655	58,875	58,502	60,581
Accrued interest payable	360	360	336	336
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
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2010.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at March 31, 2011, compared to December 31, 2010, and the consolidated results of operations for the three months ended March 31, 2011, compared to the same period in 2010. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) changes in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in central Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets; (v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii) changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission.
The Corporation does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Overview of the first quarter of 2011
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been under some pressures mainly attributable to an overall slow down in economic activity and related increases in unemployment levels, loan foreclosure volume and a decline in real estate values. The Corporation’s business has been under pressure due primarily to market interest rate conditions, competition and a slow down in the economy. Real estate values, especially in the Bank’s core geographic area, have declined during the past several years and the lower values have continued into the first three months of 2011.
•	The Corporation’s consolidated assets totaled $587,842 at March 31, 2011, compared to $565,105 at December 31, 2010, an increase of $22,737, or 4.0%. The increase in assets was mainly attributed to an increase in cash and cash equivalents due to an increase in overall deposits.
•	Net income for the first three months of 2011 totaled $33, an improvement over the net loss of $888 for the same period in 2010. This is mainly attributed to the decline in the provision for loan losses period to period.
•	The provision for loan losses totaled $675 for the three months ended March 31, 2011 compared to $1,961 in the first three months of 2010. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.
•	The Corporation recognized a $92 other-than-temporary impairment charge on its investment in collateralized debt obligations during the first quarter 2011.
•	The Corporation’s net interest income declined from the same period in 2010. Net interest income decreased to $4,613 for the three months ended March 31, 2011 compared to $5,494 for the same period in 2010. The lower net interest income is mainly attributed to the overall decline in interest earning assets within the loan and investment portfolios.
•	The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges, in pricing and variety of accounts it offers to the depositor. The Corporation confirms this by completing regular rate shops and comparisons versus competing financial services companies. The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus spread over the index. The interest spread depends on the overall account relationship and the creditworthiness of the borrower.
•	Deposit rates are reviewed weekly by management and are generally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area, and develop funding opportunities while earning an adequate interest rate margin.
•	Total borrowings decreased to $57,655 at March 31, 2011 from $58,502 at December 31, 2010. This is mainly due to a reduced reliance on borrowed funds because of the improved ability to raise deposits from its core customer base.
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s consolidated assets totaled $587,842 at March 31, 2011, compared to $565,105 at December 31, 2010, an increase of $22,737, or 4.0%. Cash and cash equivalents increased by $41,654 to $75,175 at March 31, 2011 as a result of increased deposits and run-off in the loan portfolios. Total securities decreased slightly from $70,910 at December 31, 2010 to $68,283 at March 31, 2011. Management utilizes investment securities to provide the Bank with the flexibility to move funds into loans as demand warrants, and as collateral for various borrowing opportunities.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Total loans, including loans held for sale, decreased $16,620, from $424,864 at December 31, 2010 to $408,244 at March 31, 2011. The decline in outstanding loan balances is mainly due to the lower volume of new originations due to the current economy and the charge-off of non-performing loans. The Corporation’s loan originations have remained lower, as the availability of quality lending opportunities within The Bank’s marketplace remain low.
Total deposits increased $24,069, from $465,076 at December 31, 2010 to $489,145 at March 31, 2011. Deposit growth stems primarily from increased deposits from local public customers. The Bank had $89,268 in CDARS deposits outstanding at March 31, 2011, a significant decline from one-year earlier. Noninterest-bearing deposits were stable from year-end.
On an as needed basis, The Corporation utilizes a variety of alternative funding sources due to competitive challenges within its primary market. Total borrowings decreased $847 during the three months ended March 31, 2011. The decline in long-term borrowings was mainly attributed to normal pay downs based on pre-determined amortization schedules. Typically, the Company utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed-rate loans. Additional reliance on borrowings outside of normal deposit growth may increase the Corporation’s overall cost of funds.
COMPARISON OF RESULTS OF OPERATIONS
Net Income (Loss). The Corporation reported net income of $33 for the three months ended March 31, 2011, compared to a loss of $888 in 2010. The improvement in profitability was mainly attributed to reduced provision expense and reduced recognition of other-than-temporary impairment. Additionally, a decline in salary and benefit expense contributed to the positive change. These increases were partially offset by reduced net interest income and increased expenses associated with workout loans and OREO property.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $4,613 for the three months ended March 31, 2011 and $5,494 for the same period in 2010. This decline is mainly attributed to lower interest earning assets, including the fact that loan originations are not keeping pace with loan amortization. Due to the current economic environment, quality loan originations remained sluggish during the first quarter and The Bank continued to experience run off in its loan portfolios. Additionally, The Bank has increased on-balance sheet cash from year-end 2010, which provides nominal interest yield.
As noted, The Corporation has been able to reduce its overall borrowings, mainly through the FHLB, by replacing them with customer deposits that have grown significantly. Deposits normally are less expensive and less volatile than borrowing which contributes to the stable net interest margin The Bank has experienced. Net interest margin for the first quarter remained stable in the first quarter 2011 at 3.52%, which is comparable to both the first quarter 2010 and the fourth quarter 2010. Additionally, the cost of deposits has remained controlled, which has also contributed to the stable margin.
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
The provision for loan losses totaled $675 for the three months ended March 31, 2011, compared to $1,961 for the same period in 2010. This decline from the previous year’s quarter is mainly attributed to the overall improvement in credit quality within The Bank’s loan portfolios. Other contributing factors include improvement in delinquencies, improved workout results and some improvements in economic conditions within The Bank’s market area. Management maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.
Non-accrual loans at March 31, 2011 were $17,158, an increase of only $591 over the December 31, 2010 balance of $16,657, as problems loans have stabilized in response to workout activities. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. Delinquent loans over thirty days decreased to 3.80% of total loans at March 31, 2011 from 4.01% at December 31, 2010. Delinquent loans are mainly attributed to the real estate investment and commercial portfolios.
The allowance for loan losses was $10,300, or 2.52% of total loans at March 31, 2011, compared to $12,247, or 2.88% of total loans at December 31, 2010. Net charge-offs for the first quarter were $2,623, which were mainly attributed to commercial real estate loans. The net charge-offs were the main reason for the decline in both the dollar and percentage of reserves to total loans at March 31, 2011. Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level.
Noninterest Income. Total noninterest income increased $1,066 for the three months ended March 31, 2011, compared to the same period in 2010. The increase was primarily attributable to the decline in losses attributed to the Corporation’s CDO portfolio. In the first quarter 2010 the other-than-temporary impairment recognized was $1,030 versus $92 in the first quarter 2011. Other revenue categories such as service charges and trust fees increased slightly, but were offset by gains on loan sales and data processing fees.
Noninterest Expense. Total noninterest expense decreased $57, or 1.0%, for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was the result of a decline in salary and benefits of $219 from the first quarter 2010, offset by increases in professional services of $99. The Company has reduced staffing levels through attrition in order to better match FTE employee count to the overall size of operations. The Corporation also continues to experience larger than normal costs associated with legal and consulting as a result of the credit issues within its loan portfolios. As workout results improve the expectations are that professional and legal fees will decline accordingly in future periods.
Income Taxes. The Corporation recorded a tax credit totaling $24 for the three months ended March 31, 2011, compared to tax credit of $631 in the first quarter 2010. In 2010, The Corporation was booking federal income tax credits in order to recognize the deferred tax benefit associated with its quarterly losses. In 2011, Management elected to recognize a full allowance on its deferred tax position.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
LIQUIDITY
Liquidity is the ability of the Corporation to fund customers’ needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the financial strength, asset quality and types of deposit and investment instruments offered by the Bank to its customers. The Bank’s principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the Federal Home Loan Bank (“FHLB”). While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions, and competition. The Corporation maintains investments in liquid assets based upon management’s assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.
Cash and cash equivalents increased $41,654 to $75,175 at March 31, 2011 as compared to December 31, 2010. The increase in cash equivalents is mainly due to increased deposit activity related to public fund deposit activity. The Bank is offering a number of retail deposit programs to increase core deposits while reducing reliance on large depositors and CDARS deposits. Cash and equivalents represented 12.8% of total assets at March 31, 2011 and 5.9% of total assets at December 31, 2010. The Corporation has the ability to borrow funds from the FHLB and the Federal Reserve should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.
CAPITAL RESOURCES
Total shareholders’ equity increased $83 between December 31, 2010 and March 31, 2011. The increase was primarily due to period net income of $33, and a decrease in accumulated other comprehensive loss.
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
The Corporation and its subsidiaries meet all published regulatory capital requirements. The ratio of total capital to risk-weighted assets was 10.59% at March 31, 2011, while the Tier 1 risk-based capital ratio was 6.55%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 6.6% at March 31, 2010. The Corporation’s wholly-owned bank reported total capital to risk-weighted assets of 10.6% at March 31, 2010.
As previously reported in the notes to the 10-K filing for December 31, 2010, the Corporation’s wholly owned subsidiary bank is required to reach a Tier-1 capital level of 9% per formal agreements entered into with the FDIC and ODFI. Management has been partnering with the appropriate regulatory bodies in addressing the issues presented in the agreements. However, at March 31, 2011, the Bank had not increased its Tier-1 capital ratio to that level. For additional details regarding the content of the agreement, see Notes to the Consolidated Statements of the 10-K.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of March 31, 2011.

	Payment Due by Year
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years

FHLB advances	$57,655	$15,000	$31,877	$7,617	$3,161
Federal funds purchased and other short-term borrowings	1,161	1,161	—	—	—
Operating lease obligations	3,712	705	1,059	944	1,004
Loan and line of credit commitments	69,616	34,364	—	—	35,252

Total Contractual Obligations	$132,144	$51,230	$32,936	$8,561	$39,417

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
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
NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities. For example, the asset/liability model that the Corporation currently employs attempts to measure the change in NPV for a variety of interest rate scenarios, typically for up and down parallel shifts of 100 to 400 basis points in market rates.
The Corporation’s Annual Report includes a table depicting the changes in the Corporation’s interest rate risk as of December 31, 2010, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +400 basis points in market interest rates. Management believes that no events have occurred since December 31, 2010 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.
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
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2011, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting, except with respect to controls related to determination of fair value and evaluation of other-than-temporary impairment of collateralized debt obligations.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended March 31, 2011
PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings:
There are no matters required to be reported under this item.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)		Shares (or Units)	Dollar Value) of
	Total Number	(b)	Purchased as Part	Shares (or Units) that
	of Shares	Average Price	of Publicly	May Yet Be
	(or Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs

Beginning Balance	—	—	—	184,907
Month #l 1/1/2011 to 1/31/2011	—	—	—	—
Month #2 2/1/2011 to 2/28/2011	—	—	—	—
Month #3 3/1/2011 to 3/31/2011	—	—	—	—

Ending Balance	—	—	—	184,907

(1)	On August 16, 2007, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended March 31, 2011
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

DCB FINANCIAL CORP (Registrant)
Date: May 16, 2011	/s/ David J. Folkwein
David J. Folkwein
President and Chief Executive Officer

Date: May 16, 2011	/s/ John A. Ustaszewski
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