Form 10-Q
period 2011-06-30
DCB FINANCIAL CORP
filed 2011-08-15
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2011
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
Yes ☐ No ☑
As of August 12, 2011, the latest practicable date, 3,717,385 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
For the Six Month Periods Ended June 30, 2011 and 2010

Page

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Comprehensive Loss	5

Condensed Consolidated Statements of Cash Flows	6

Notes to the Condensed Consolidated Financial Statements	7

ITEM 1A — Risk Factors	30

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk	39

ITEM 4 — Controls and Procedures	40

PART II — OTHER INFORMATION	41

SIGNATURES	43

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

Item 1.	Financial Statements

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and due from financial institutions	$13,934	$10,024
Interest-bearing deposits	100,186	23,497

Total cash and cash equivalents	114,120	33,521
Securities available-for-sale	70,864	69,597
Securities held-to-maturity	1,267	1,313

Total securities	72,131	70,910
Loans held for sale, at lower of cost or fair value	118	753
Loans	395,264	424,864
Less allowance for loan losses	(11,355)	(12,247)
Net loans	383,909	412,617
Real estate owned	4,796	5,284
Investment in FHLB stock	3,799	3,799
Premises and equipment, net	12,612	13,175
Bank-owned life insurance	17,489	17,073
Accrued interest receivable and other assets	7,093	7,973

Total assets	$616,067	$565,105

LIABILITIES
Deposits
Noninterest-bearing	$67,959	$63,695
Interest-bearing	456,099	401,381

Total deposits	524,058	465,076
Federal funds purchased and other short-term borrowings	1,404	1,265
Federal Home Loan Bank advances	51,842	58,502
Accrued interest payable and other liabilities	2,601	2,848

Total liabilities	579,905	527,691

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 issued	3,785	3,785
Retained earnings	46,064	47,883
Treasury stock, at cost, 556,523 shares	(13,494)	(13,494)
Accumulated other comprehensive loss	(193)	(760)

Total shareholders’ equity	36,162	37,414

Total liabilities and shareholders’ equity	$616,067	$565,105

See Notes to condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans	$5,106	$6,303	$10,434	$12,759
Taxable securities	540	683	1,050	1,405
Tax-exempt securities	87	182	180	381
Federal funds sold and other	37	28	57	46

Total interest income	5,770	7,196	11,721	14,591

Interest expense
Deposits	697	1,142	1,399	2,352
Borrowings	585	692	1,222	1,383

Total interest expense	1,282	1,834	2,621	3,735

Net interest income	4,488	5,362	9,100	10,856

Provision for loan losses	2,536	3,386	3,211	5,347

Net interest income after provision for loan losses	1,952	1,976	5,889	5,509

Noninterest income
Service charges on deposit accounts	647	658	1,210	1,263
Trust department income	206	268	465	493
Net gain (loss) on sales of securities	—	80	—	80
Net gain (loss) on sale of assets	(14)	(12)	97	86
Gains on sale of loans	19	78	38	107
Treasury management fees	101	114	214	244
Data processing servicing fees	286	168	426	300
Earnings on bank owned life insurance	249	243	416	410
Total other-than-temporary impairment losses	—	—	(75)	(80)
Portion of loss recognized in (reclassified from) other comprehensive loss (before taxes)	—	—	(17)	(950)

Net impairment losses recognized in income	—	—	(92)	(1,030)
Other	251	196	473	276

Total noninterest income	1,745	1,793	3,247	2,229

Noninterest expense
Salaries and other employee benefits	2,767	2,599	5,172	5,223
Occupancy and equipment	920	1,015	1,946	2,045
Professional services	355	396	761	703
Advertising	91	99	177	173
Postage, freight and courier	63	122	158	209
Supplies	49	29	87	59
State franchise taxes	125	152	250	304
Federal deposit insurance premiums	482	396	889	792
Other	969	929	1,811	1,717

Total noninterest expense	5,821	5,737	11,251	11,225

Net loss before income tax credits	(2,124)	(1,968)	(2,115)	(3,487)
Income tax (credits) expense	(268)	60	(292)	(571)

Net loss	$(1,856)	$(2,028)	$(1,823)	$(2,916)

Basic and diluted loss per common share	$(0.50)	$(0.55)	$(0.49)	$(0.78)

Dividends per share	$—	$—	$—	$—

See Notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(1,856)	$(2,028)	$(1,823)	$(2,916)

Reclassification adjustment for realized gains (losses) included in net income, net of taxes of $0, $27, $31 and $27	—	(53)	61	(53)

Unrealized gains on securities available-for-sale, net of taxes of $259, $225, $245 and $308	502	438	476	598

Net unrealized gains on securities held-to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of realized losses and net of taxes of $323, $11, $4, and $333	627	21	11	646

Comprehensive loss	$(727)	$(1,622)	$(1,275)	$(1,725)

See Notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010

Cash flows provided by (used in) operating activities	$(2,825)	$5,456

Cash flows provided by investing activities
Securities
Purchases	(13,868)	(16,195)
Maturities, principal payments and calls	13,208	9,754
Sales	—	15,322
Net change in loans	30,586	21,004
Proceeds from sale of real estate owned	1,324	529
Investment in unconsolidated affiliate	—	(35)
Premises and equipment expenditures	(287)	(368)

Net cash flows provided by investing activities	30,963	30,011

Cash flows provided by financing activities
Net change in deposits	58,982	(24,940)
Net change in federal funds purchased and other short-term borrowings	139	(1,928)
Repayment of Federal Home Loan Bank advances	(6,660)	(2,556)

Net cash provided by financing activities	52,461	(29,424)

Net change in cash and cash equivalents	80,599	6,043

Cash and cash equivalents at beginning of period	33,521	41,453

Cash and cash equivalents at end of period	$114,120	$47,496

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,611	$3,815

Supplemental disclosure of non-cash investing and financing activities:
Transfers from loans to real estate owned	$658	$1,955

Cash dividends declared but unpaid	$—	$—
See Notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These consolidated interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at June 30, 2011, and its results of operations and cash flows for the six month periods ended June 30, 2011 and 2010. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its Annual Report as of December 31, 2010. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s Annual Report as of December 31, 2010. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the entire year.
The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, Datatasx LLC and ORECO (collectively referred to herein after as the “Corporation”). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Management considers the Corporation to operate within one business segment, banking. Subsequent to the end of the first quarter 2011, Management entered into an agreement to sell the outstanding contracts serviced through Datatasx LLC. It is estimated that those contracts will be converted to the new provider by the end of the third quarter 2011. On a pre-tax net basis, Datatasx contributed approximately $273 in the first and second quarters of 2011 to the consolidated companies. Management considers both the net contribution and Datatasx’s balance sheet to be immaterial to financial results on a consolidated basis.
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

	Three and Six Months Ended
	June 30,
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Options to purchase 275,249 shares of common stock with a weighted-average exercise price of $11.85, were outstanding at June 30, 2011, but were excluded from the computation of common share equivalents for the three and six month periods then ended because the exercise price was greater than the average fair value of the shares.
Options to purchase 200,742 shares of common stock with a weighted-average exercise price of $19.59, were outstanding at June 30, 2010, but were excluded from the computation of common share equivalents for the three and six month periods then ended because the exercise price was greater than the average fair value of the shares during the period.
Stock option plan
The Corporation’s shareholders approved an employee share option plan (the “Plan”) in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. No shares were granted for the six month period ending June 30, 2011. At June 30, 2011, 104,457 shares were exercisable and 14,194 shares were available for grant under this plan.
The Corporation recognizes compensation cost for unvested equity-based awards based on their grant-date fair value. The Corporation recorded $30 and $24 in compensation cost for equity based awards for the three months ended June 30, 2011 and 2010, respectively. The Corporation recorded $60 and $49 in compensation cost for equity-based awards that vested during the six months ended June 30, 2011 and 2010, respectively. The Corporation has $105 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of June 30, 2011, which is expected to be recognized over a weighted-average period of 2.81 years.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
A summary of the status of the Corporation’s stock option plan as of June 30, 2011 and December 31, 2010, and changes during the periods then ended are presented below:

		Six Months Ended
		June 30,
		2011
			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual
	Shares	Price	Life

Outstanding at beginning of period	285,806	$11.87	8.6 years
Issued	500	3.35
Forfeited	(11,057)	17.98

Outstanding at end of period	275,249	$11.85	7.67 years

Options exercisable at period end	104,457	$21.14

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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following information applies to options outstanding at June 30, 2011:

Range of
Number Outstanding	Exercise Prices

68,554	$23.00 – $30.70
41,380	$14.15 – $16.90
165,315	$3.50 –$9.00
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
FASB ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU 2011-02, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the Corporation beginning in the quarter ended September 30, 2011 and are to be applied retrospectively to January 1, 2011. In addition, the modification disclosures described in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which were subsequently deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, will be effective on a prospective basis beginning in the quarter ended September 30, 2011. The Corporation has not completed evaluating the impact of ASU 2011-02 on its consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
FASB ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The impact of adoption of this ASU is not expected to be material.
FASB ASU 2011-05, Presentation of Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the Corporation currently reports comprehensive income in two separate but consecutive statements with all of the components required by ASU 2011-05, the adoption of this guidance will not have an impact on the consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available-for-sale were as follows:
June 30, 2011

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value

U.S. Government and agency obligations	$37,318	$998	$(4)	$38,312
State and municipal obligations	10,514	332	(22)	10,824
Mortgage-backed securities	20,574	1,154	—	21,728

Total	$68,406	$2,484	$(26)	$70,864

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	Adjusted	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Collateralized Debt Obligations	$1,267	$633	$1,900

December 31, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value

U.S. Government and agency obligations	$29,510	$599	$(123)	$29,986
State and municipal obligations	12,153	193	(84)	12,262
Mortgage-backed securities	26,290	1,059	—	27,349

Total	$67,953	$1,851	$(207)	$69,597

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	Adjusted	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Collateralized Debt Obligations	$1,313	$367	$1,680

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES (continued)
Credit Losses Recognized on Investments
The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the six month periods ended June 30, 2011 and 2010.
Accumulated Credit Losses:

	Six Months Ended
	June 30,
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES (continued)
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:
June 30, 2011

	(Less than 12 months)			(12 months or longer)					Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

U.S. Government and agency obligations	1	$1,078	$(4)	—	$—	$—	1	$1,078	$(4)
State and municipal obligations	4	1,729	(22)	—	—	—	4	1,729	(22)
Mortgage-backed securities and other	—	—	—	—	—	—	—	—	—

Total securities	5	$2,807	$(26)	0	$0	$0	5	$2,807	$(26)

December 31, 2010

	(Less than 12 months)			(12 months or longer)					Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses
U.S. Government and agency obligations	10	$9,904	$(123)	—	$—	$—	10	$9,904	$(123)
State and municipal obligations	9	3,575	(84)	—	—	—	9	3,575	(84)
Mortgage-backed securities and other	—	—	—	—	—	—	—	—	—

Total securities	19	$13,479	$(207)	0	$0	$0	19	$13,479	$(207)

The unrealized losses on the Corporation’s investments in U.S. Government and agency obligations, state and political subdivision obligations and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at June 30, 2011 or December 31, 2010.
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES (continued)
Credit losses on these securities are calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in the securities to be other-than-temporarily impaired at June 30, 2011.
Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).
At June 30, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity other than the pooled trust securities as noted above.
The amortized cost and estimated fair value of all debt securities at June 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—

Due from one to five years	19,219	19,565	—	—

Due from five to ten years	18,896	19,686	—	—
Due after ten years	9,717	9,885	1,267	1,900
Mortgage-backed and related securities	20,574	21,728	—	—

Total	$68,406	$70,864	$1,267	$1,900

Securities with a fair value of $65,803 at June 30, 2011 were pledged to secure public deposits and other obligations.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 3 — LOANS
Loans at June 30, 2011 and December 31, 2010, were as follows:

	June 30,	December 31,
	2011	2010

Commercial and industrial	$135,351	$155,410
Commercial real estate	148,425	152,374
Residential real estate and home equity	90,284	93,646
Consumer and credit card	21,186	23,411

	395,246	424,841
Add: Net deferred loan origination costs	18	23

Total loans receivable	$395,264	$424,864

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY
Allowance for Credit Losses
The allowance consists of both specific and general components. The specific component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the collateral value, or value of expected discounted cash flows of the impaired loan, is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Management utilizes historical loss rates in the calculation by applying weights, so that the most recent data bears a larger impact on future loss rate calculations. Management has the ability to adjust these loss rates by utilizing risk ratings based on current period trends. If current period trends differ either positively or negatively from the given weighted historical loss rates, adjustments can be made. The risk ratings either increase the expected loss rates, or decrease the expected loss rates, depending on the variance on actual versus historical trends. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risking rating data.
Management also utilizes its assessment of general economic conditions, and other localized economic data to more fully support its loan loss estimates. General economic data may include: inflation rates, savings rates and national unemployment rates. Local data may include: unemployment rates; housing starts; real estate valuations; and other economic data specific to the Corporation’s market area. Though not specific to individual loans, these economic trends can have an impact on portfolio performance as a whole.
A loan is impaired when full payment of interest and principal under the original contractual loan terms is not expected. Commercial and industrial loans, commercial real estate, including construction, land development and multi-family real estate loans are individually evaluated for impairment. If a loan is impaired, the loan amount exceeding fair value based on the most current information available is reserved. Management has developed a process by which commercial and commercial real estate loans receiving an internal grade of substandard or doubtful are individually evaluated for impairment through a loan quality review (“LQR”). The LQR details the various attributes of the relationship and collateral and determines based on the most recent available information if a specific reserve needs to be applied and at what level. The LQR process for all loans meeting the specific review criteria is completed on a quarterly basis.
Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, such loans are not separately identified for impairment disclosures.
Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Uncollectability is usually determined based on a pre-determined number of days in the case of consumer loans, or, in the case of commercial loans, is based on delinquency, collateral and other legal considerations. Consumer loans are charged-off prior to 120 days of delinquency, but could be charged off earlier, depending on the individual circumstances. Mortgage loans are charged down prior to 180 days of delinquency, but could be charged off sooner, again, depending upon individual circumstance. Typically, loans collateralized by consumer real estate are partially charged down to the estimated liquidation value, which is generally based on appraisal less costs to hold and liquidate. Commercial and commercial real estate loans are evaluated for impairment and typically reserved based on the results of the analysis, then subsequently charged down to a recoverable value when loan repayment is deemed to be collateral dependent. Both consumer and commercial loans can be partially charged down depending on a number of factors including: the remaining strength of the borrower and guarantor; the type and value of the collateral, and the ease of liquidating collateral; and whether or not collateral is brought onto the bank’s balance sheet via repossession.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
In the case of commercial and commercial real estate loans, charge-off, partial or whole, takes place when Management determines that full collectability of principal balance is unlikely to occur. Subsequent recoveries, if any, are credited to the allowance. Management’s policies for determining impairment, reserves and charge-offs are reviewed and approved by the Board of Directors on an annual basis, and were not materially changed in 2011. Management estimates the required allowance balance based on past loan loss experience, augmented by additional estimates related to the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors.
Loans on non-accrual or loans on non-accural status at the time of restructuring may be eligible to be returned to an accruing status after six months of compliance with the modified loan terms. However, there are number of factors associated with a restructure the could prevent a loan from returning to accruing status, even after remaining in compliance with modified loan terms for the aforementioned six month period. For example: deteriorating collateral, negative cash flow changes and inability to reduce debt to income ratios.
The following table depicts the charge-offs, recoveries and provision for various categories of loans in the Corporation’s portfolios and indicates whether loans in those categories were individually or collectively evaluated for impairment. It also provides the dollar amount of reserves allocated to those portfolios based on Management’s analysis. Note that commercial and industrial loans decreased provision is the result of loans that were individually evaluated for impairment and assigned reserves in prior periods either improving their credit quality or paying off which subsequently reduced the need for carrying reserves.
Six Months Ended June 30, 2011

				Residential
				Real Estate
	Consumer and	Commercial and	Commercial	and Home
	Credit Card	Industrial	Real Estate	Equity	Total

Beginning Balance	$796	$4,174	$6,786	$491	$12,247

Charge Offs	(342)	(1,654)	(2,251)	(57)	(4,304)
Recoveries	132	45	17	7	201
Provision	139	(820)	3,851	41	3,211

Ending Balance	$725	$1,745	$8,403	$482	$11,355

Individually evaluated for impairment	$—	$504	$7,385	$—	$7,889
Collectively evaluated for impairment	725	1,241	1,018	482	3,466

Ending Balance	$725	$1,745	$8,403	$482	$11,355

Financing Receivables

Individually evaluated for impairment	$—	$15,584	$44,284	$—	$59,868
Collectively evaluated for impairment	21,186	119,767	104,141	90,284	335,378

Total	$21,186	$135,351	$148,425	$90,284	$395,246

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Year Ended December 31, 2010

				Residential
				Real Estate
	Consumer and	Commercial and	Commercial	and Home
	Credit Card	Industrial	Real Estate	Equity	Total

Beginning Balance	$874	$2,476	$6,817	$312	$10,479

Charge Offs	(824)	(2,261)	(6,175)	(498)	(9,758)
Recoveries	200	270	4	12	486
Provision	546	3,689	6,140	665	11,040

Ending Balance	$796	$4,174	$6,786	$491	$12,247

Individually evaluated for impairment	$—	$2,812	$5,158	$—	$7,970
Collectively evaluated for impairment	796	1,362	1,628	491	4,277

Ending Balance	$796	$4,174	$6,786	$491	$12,247

Financing Receivables

Individually evaluated for impairment	$—	$18,967	$42,104	$—	$61,071
Collectively evaluated for impairment	23,411	136,443	110,270	93,646	363,770

Total	$23,411	$155,410	$152,374	$93,646	$424,841

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Impaired Loans
A loan is considered impaired when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Generally, commercial and commercial real estate loans with risk grades Substandard, Vulnerable, Doubtful, or Loss, with aggregate relationships greater than $250 are evaluated for impairment. Interest income on impaired loans is recognized when accrued, for loans that remain in a performing status. Loans that are not performing and in a non-accrual status recognize interest only on a cash basis of circumstances warrant.
The following tables indicate impaired loans with and without an allocated allowance:
At and for the six months ended June 30, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded
Consumer and Credit Card	$—	$—	$—	$—	$—
Commercial and Industrial	3,898	4,041	—	4,738	111
Commercial Real Estate	9,748	10,624	—	14,472	212
Residential RE and Home Equity	—	—	—	—	—
With Allowance Recorded
Consumer and Credit Card	—	—	—	—	—
Commercial and Industrial	11,686	13,818	504	11,607	362

Commercial Real Estate	34,536	45,245	7,385	24,707	859
Residential RE and Home Equity	—	—	—	—	—
Total
Consumer and Credit Card	—	—	—	—	—
Commercial and Industrial	15,584	17,859	504	16,345	473
Commercial Real Estate	44,284	55,869	7,385	39,179	1,071
Residential RE and Home Equity	—	—	—	—	—

Total	$59,868	$73,728	$7,889	$55,524	$1,544

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
At and for the year ended December 31, 2010

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
Financing receivables on nonaccrual status at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010

Consumer and credit card	$46	$33
Commercial and industrial	3,827	6,043
Commercial real estate	12,724	10,102
Residential real estate and home equity	893	389

Total	$17,490	$16,567

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Credit Quality Indicators
Corporate risk exposure by risk profile was as follows at June 30, 2011:

	Commercial and	Commercial Real
Category	Industrial	Estate

Prime-1	$4,258	$561
Good-2	17,709	18,949
Fair-3	39,881	33,524
Compromised-4	33,364	38,440
Vulnerable-5	19,712	5,612
Substandard-6	20,427	51,221
Doubtful-7	—	—
Loss-8	—	—

Total	$135,351	$148,307

Corporate risk exposure by risk profile was as follows at December 31, 2010:

	Commercial and	Commercial Real
Category	Industrial	Estate

Prime-1	$8,459	$561
Good-2	22,355	20,404
Fair-3	45,853	39,067
Compromised-4	31,628	27,692
Vulnerable-5	22,154	11,785
Substandard-6	24,959	52,865
Doubtful-7	2	—
Loss-8	—	—

Total	$155,410	$152,374

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
Vulnerable (Special Mention) — 5
Loans which possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future. The key distinctions of a Vulnerable (Special Mention) classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential”, versus “well-defined”, impairments to the primary source of loan repayment.
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
Consumer Risk
Consumer risk based on payment activity at June 30, 2011 is as follows.

		Residential Real
	Consumer and	Estate and Home
Payment Category	Credit Card	Equity

Performing	$20,965	$89,108
Non-Performing	221	1,176

Total	$21,186	$90,284

Consumer risk based on payment activity at December 31, 2010 is as follows.

		Residential Real
	Consumer and	Estate and Home
Payment Category	Credit Card	Equity

Performing	$22,970	$92,832
Non-Performing	441	814

Total	$23,411	$93,646

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Age Analysis of Past Due Loans
The following table presents past due loans aged as of June 30, 2011.

							Recorded
		60-89	Greater				Investment
		Days	than 90			Total	> 90 days
	30-59 Days	Past	Days Past	Total		Financing	and
Category	Past Due	Due	Due	Past Due	Current	Receivables	Accruing

Consumer and Credit Card	$129	$42	$221	$392	$20,794	$21,186	$175
Commercial and Industrial	135	523	776	1,434	133,917	135,351	350
Commercial Real Estate	1,954	—	9,230	11,184	137,241	148,425	—
Residential Real Estate and Home Equity	36	163	1,176	1,375	88,909	90,284	283

Total	$2,254	$728	$11,403	$14,385	$380,861	$395,246	$808

The following table presents past due loans aged as of December 31, 2010.

							Recorded
		60-89	Greater				Investment
		Days	than 90			Total	> 90 days
	30-59 Days	Past	Days Past	Total		Financing	and
Category	Past Due	Due	Due	Past Due	Current	Receivables	Accruing

Consumer and Credit Card	$300	$104	$441	$845	$22,566	$23,411	$407
Commercial and Industrial	359	3	1,373	1,735	153,675	155,410	991
Commercial Real Estate	885	2,050	10,118	13,053	139,321	152,374	35
Residential Real Estate and Home Equity	472	123	814	1,409	92,237	93,646	425

Total	$2,016	$2,280	$12,746	$17,042	$407,799	$424,841	$1,858

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
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
June 30, 2011	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agency obligations	$38,312	$—	$38,312	$—
State and municipal obligations	10,824	—	10,824	—
Mortgage-backed	21,728	—	21,728	—

Total	$70,864	$—	$70,864	$—

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
Securities
Certain collateralized debt obligations are classified as held to maturity. The Corporation recognized other-than-temporary impairment on the securities as of June 30, 2011, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.
Impaired loans
At June 30, 2011 and December 31, 2010, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 5 — FAIR VALUE MEASUREMENTS (continued)
The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010.
June 30, 2011

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Collateralized debt obligations	$1,900	$—	$—	$1,900
Impaired loans	38,333	—	—	38,333
Real estate owned	682	—	—	682
December 31, 2010

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Collateralized debt obligations	$1,313	$—	$—	$1,313
Impaired loans	24,187	—	—	24,187
Real estate owned	449	—	—	449

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 5 — FAIR VALUE MEASUREMENTS (continued)
Carrying amount and estimated fair values of financial instruments were as follows:

	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$114,120	$114,120	$33,521	$33,521
Securities available-for-sale	70,864	70,864	69,597	69,597
Securities held-to-maturity	1,267	1,900	1,313	1,680
Loans held for sale	118	118	753	753
Loans	383,909	377,580	412,617	401,967
FHLB stock	3,799	3,799	3,799	3,799
Accrued interest receivable	1,595	1,595	1,673	1,673

	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities
Noninterest-bearing deposits	$67,952	$67,952	$63,695	$63,695
Interest-bearing deposits	456,099	456,561	401,381	402,131
Federal funds purchased and other short-term borrowings	1,404	1,404	1,265	1,265
FHLB advances	51,842	53,200	58,502	60,581
Accrued interest payable	346	346	336	336
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
INTRODUCTION
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at June 30, 2011, compared to December 31, 2010, and the consolidated results of operations for the three and six months ended June 30, 2011, compared to the same periods in 2010. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
Overview of the second quarter of 2011
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. The economic conditions in the Corporation’s market are one of the strongest within the State of Ohio, however, these conditions continue to present challenges to the banking industry. There continues to be a slowdown in economic activity, increases in unemployment levels, increased loan foreclosure volume and a decline in real estate values. The Corporation’s business has been under pressure due primarily to decreased market activity, which has resulted in declining loan portfolios. Real estate values, especially in the Bank’s core geographic area, have declined during the past several years, and have not shown signs of increased prices or activity during 2011.
•	During the second quarter 2011 the company developed a corporate restructuring plan that included a reduction in force (RIF), branch closures and a restructure of the retail division in order to realign staff with the Corporation strategies to increase retail deposits and retail lending. The restructure will result in the elimination of approximately 32 full-time equivalent employees and the closure of five branch locations. For the second quarter, the Corporation recognized approximately $255 of restructure costs which mainly consists of severance payments for affected employees. The restructure is expected to save the Corporation approximately $1,000 per year on an annualized basis.
•	The Corporation and its wholly-owned subsidiary, The Delaware County Bank & Trust currently operate under various written orders from regulatory bodies. Among other things, the Bank was required to reach a tier-1 capital ratio of 9% and a risk-based capital level of 13% by January 2011. The Bank has not yet achieved these numbers, but continues to explore various options and alternatives designed to address those requirements.
•	The Companies are in ongoing communication with both the FDIC and the ODFI, and is subject to ongoing examination for compliance with the written agreements. The Corporation cannot predict when all terms of the written agreements will be satisfied, but will continue to work diligently with the agencies, and believes that it is making progress towards addressing all facets of the agreements.
•	The Corporation’s assets totaled $616,067 at June 30, 2011 compared to $565,105 at December 31, 2010. Though this indicates an increase in assets, the change was due to a large deposit of approximately $50,000 that was made on the last day of the quarter that subsequently swept off the balance sheet the following day. Taking that transaction into consideration, the actual assets size of the Corporation was flat from year-end, and will likely trend down through the remainder of the year.
•	Overall loan balances continue to decline due to lower market activity. Loans, excluding loans held for resale, stood at $395,264 at June 30, 2011 compared to $424,864 at December 31, 2010, a decline of $29,718.
•	Net loss for the three and six months ended June 30, 2011 totaled $1,856 and $1,823, respectively, compared to a net loss in the same periods in 2010 of $2,028 and $2,916. The decline in losses is mainly attributed to the decline in the provision for loan losses period to period, offset by a decline in net interest income.
•	The provision for loan losses totaled $2,536 and $3,211 for the three and six month periods ended June 30, 2011 compared to $3,386 and $5,347 for the three and six month periods ended June 30, 2010. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. The decline in provision from the prior year is attributed to the stabilization of problem credits and the improvement in related credit metrics.
•	The Corporation did not write down its investment in preferred trust securities during the second quarter 2011. It did recognize a $92 other-than-temporary impairment charge on these investments in the first quarter 2011. The credit quality of these bonds has stabilized, but additional future losses for other-than-temporary impairment could occur if the collateral supporting these bonds declines.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
•	The Corporation’s net interest income declined from the same period in 2010. Net interest income decreased to $4,488 for the second quarter and $9,100 for the six months ended June 30, 2011 compared to $5,362 and $10,856 for the comparable periods in 2010. The lower net interest income is mainly attributed to the overall decline in interest earning assets within the loan and investment portfolios.
•	The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U.S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges, in pricing and variety of accounts it offers to the depositor. The Corporation confirms this by completing regular rate shops and comparisons versus competing financial services companies.
•	The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus spread over the index. The interest spread depends on the overall account relationship and the creditworthiness of the borrower.
•	Deposit rates are reviewed weekly by management and are generally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area, and develop funding opportunities while earning an adequate interest rate margin
•	FHLB advances decreased to $51,842 at June 30, 2011 from $58,502 at December 31, 2010. This is mainly due to a reduced reliance on borrowed funds because of the improved ability to raise deposits from its core customer base. Additionally, Management has used excess cash to reduce the overall size of the balance sheet by paying down debt, in turn, supporting its capital ratios.
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $616,067 at June 30, 2011, compared to $565,105 at December 31, 2010, an increase of $50,962. However, as previously noted, a transaction of approximately $50,000 took place on the last day of the quarter that was subsequently wired out of the bank, thereby reducing the overall asset level by that amount. Cash and cash equivalents also increased due to this transaction, but returned to normalized levels the following day. However, overall liquidity inherent in the balance sheet has increased since year-end. Total securities increased to $72,131 at June 30, 2011 from $70,910 at December 31, 2010. The increase in investment securities is due to the reallocation of earning assets from loans into securities. This strategy creates higher levels of interest income in lieu of allocating to cash-like investments, and provides the Corporation with the flexibility to move funds into loans as demand warrants, and as collateral for various borrowing opportunities.
Total loans, excluding loans held for sale, decreased $29,718, from $424,864 at December 31, 2010 to $395,264 at June 30, 2011. The decline in outstanding loan balances is mainly due to the lower volume of new originations due to the current economy and the charge-off of non-performing loans. The Corporation’s loan originations have remained lower, as the availability of quality lending opportunities within the Bank’s market place remain low.
Total deposits increased from $465,076 at December 31, 2010 to $524,051 at June 30, 2011. The large increase in deposits is mainly due to one large transaction that was made on the last day of the quarter that subsequently was wired out of the bank, which reduced deposits to a normalized position. However, the Corporation has been successful in increasing retail deposits through product and rate specials. The Bank has also reduced in balances of CDARS deposits outstanding at June 30, 2011, as it continues to focus on increase core retail accounts.
On an as needed basis, the Corporation utilizes a variety of alternative funding sources due to competitive challenges within its primary market. Total FHLB advances decreased $6,660 during the six months ended June 30, 2011. The decline in long-term borrowings was mainly attributed to normal pay downs based on pre-determined amortization schedules. Additionally, the Corporation did not initiate any new long-term borrowings in 2011, as its liquidity position has been sufficient to fund its loan and investment activities.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The Corporation utilizes a matched funding methodology for its borrowing and deposit activities. This is done by matching the rates, terms and expected cash flows of its loans to the various liability products. This matching principle is used to not only provide funding, but also as a means of mitigating interest rate risk associated with originating longer-term fixed-rate loans. Additional reliance on borrowings outside of normal deposit growth may increase the Corporation’s overall cost of funds.
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010
Net Income (Loss). The Corporation reported net loss of $1,856 for the three month period ended June 30, 2011, compared to a net loss of $2,028 for the same period in 2010. The improvement in profitability was mainly attributed to reduced provision expense offset by a decline in net interest income and an increase in salary and benefit expense for the Corporation’s restructuring.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $4,488 for the three month period ended June 30, 2011, and $5,362 for the same period in 2010. This decline is mainly attributed to lower interest earning assets, mainly a decline in loan balances. As noted, the current economic activity in the Corporation’s market area has declined, resulting in lower loan originations. Additionally, Management has focused on reducing risk in its portfolios by tightening credit standards, further reducing the universe of quality loan originations available. Management has also focused on reducing low yielding cash balances by increasing its investment securities portfolio.
As noted, the Corporation continues to reduce its overall borrowings, mainly through the FHLB, by replacing them with customer deposits and by reducing the overall size of the balance sheet through deposit run-off. Deposits normally are less expensive than borrowing which contributes to the stable net interest margin the Bank has experienced. Net interest margin for the second quarter remained stable in the second quarter 2011 at 3.38%, which is comparable to both the first quarter 2011 and the fourth quarter 2010. Additionally, the cost of deposits has remained controlled, which has also contributed to the stable margin.
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
The provision for loan losses totaled $2,536 for the three months ended June 30, 2011, compared to $3,386 for the same period in 2010. This decline from the previous year’s quarter is mainly attributed to the overall improvement in credit quality within the Bank’s loan portfolios. Other contributing factors include improvement in delinquencies, improved workout results and stabilized real estate values, after periods of decline, within the Bank’s market area. Management maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Non-accrual loans at June 30, 2011 were $17,490, an increase of only $923 over the December 31, 2010 balance of $16,567. The portfolio of problems loans have stabilized in response to workout activities, and fewer new problem loans have surfaced. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. Delinquent loans over thirty days decreased to 3.64% of total loans at June 30, 2011 from 4.01% at December 31, 2010. Delinquent loans are mainly attributed to the real estate investment and commercial portfolios.
The allowance for loan losses was $11,355, or 2.87% of total loans at June 30, 2011, compared to $12,247, or 2.88% of total loans at December 31, 2010. Net charge-offs for the three month period ended June 30, 2011 were $1,481, which were mainly attributed to commercial real estate loans. Through June 30, 2011 annualized net charge-offs were 2.00%. During the second quarter, $7,074 of loans were restructured. Of that amount, only $1,651 qualified as restructured troubled debt. The restructures that did not qualify as restructured troubled debt consisted of $4,913 of business loans and $510 of real estate loans. Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level.
Noninterest Income. Total noninterest income of $1,745 showed a slight decline from the $1,793 recognized in the second quarter 2010. The slight decline is attributed to reduced trust revenues and a decline in gains on security sales, offset by an increase in data processing service fees.
Noninterest Expense. Total noninterest expense increased $84, or 1.46%, for the three months ended June 30, 2011 compared to the same period in 2010. The increase in non-interest expense is mainly attributed to the $255 of expense recognized for the corporate restructuring approved during the second quarter. Without that one-time charge, total non-interest expense would have been $5,566 resulting in a decline of $171 from the second quarter 2010. The Corporation’s reduced staffing levels during the quarter as a result of the early retirement and RIF in the fourth quarter 2010 continues to benefit the bottom line. The restructuring currently underway will also provide cost savings related to not only salary and benefits, but occupancy expenses and maintenance expenses as well. The Corporation continues to experience larger than normal costs associated with legal and consulting as a result of the credit issues within its loan portfolios. As workout results improve the expectations are that professional and legal fees will decline accordingly in future periods.
Income Taxes. The Corporation recorded a tax credit totaling $268 for the three months ended June 30, 2011, compared to tax expense of $60 in the same period in 2010. In 2010, Management recognized a full allowance on the net deferred tax asset. Management is maintaining its full allowance tax position each quarter.
COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010
Net Income (Loss). The Corporation reported net loss of $1,823 for the six month period ended June 30, 2011, compared to a loss of $2,916 for the same period in 2010. The improvement in profitability was mainly attributed to reduced provision expense and reduced recognition of other-than-temporary impairment. Generally, noninterest revenue and noninterest expense were even with the same period from the prior year.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $9,100 for the six month period ended June 30, 2011, and $10,586 for the same period in 2010. The decline in net interest income is mainly attributed to lower interest earning assets when compared to the same period in 2010. The Corporation has been reducing its balance sheet in order to increase capital ratios, but has also experienced a decline in loan originations due to the challenging economic environment. In lieu of increasing loan balances, Management has allocated excess cash balances into its security portfolio in order to increase yield on earning assets while providing collateral to fund future borrowing ability.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
As noted, the Corporation has been able to reduce its overall borrowings, mainly through the FHLB, by paying down debt with cash generated from the declining loan portfolio, and from an increase in retail deposits. Deposits normally are less expensive than borrowing which contributes to the stable net interest margin the Bank has experienced. Net interest margin for the second quarter remained stable at 3.52%, which is comparable to both the first quarter 2011 and the fourth quarter 2010. This stabilization is due to a reduction in low earning cash balances, and the ability to manage the overall cost of deposits.
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
The provision for loan losses totaled $3,211 for the six months ended June 30, 2011, compared to $5,347 for the same period in 2010. This decline in provision expense from the previous year’s quarter is mainly attributed to the overall improvement in credit quality within the Bank’s loan portfolios. Overall, problem loans have declined since year-end 2010, and delinquencies are down. Management maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.
The allowance for loan losses was $11,355, or 2.87% of total loans at June 30, 2011, compared to $12,247, or 2.88% of total loans at December 31, 2010. Net charge-offs for the six month period ended June 30, 2011 were $4,103, which were mainly attributed to commercial real estate loans. Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level.
Noninterest Income. Total noninterest income increased $1,018 for the six months ended June 30, 2011, compared to the same period in 2010. The increase was primarily attributable to the decline OTTI in losses offset by losses on securities sold. In the first half 2010 the other-than-temporary impairment recognized was $1,030 versus $92 in 2011. Other revenue categories such as service charges and trust fees declined slightly, but were offset with increase in data processing revenue.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Noninterest Expense. Total noninterest expense increased slightly in the first six months of the year compared to 2011. The increase was the result of recognizing $255 of restructure expense in the second quarter for severance payments for displaced employees. The restructure is expected to reduce overhead by approximately $1,000 annually. The Company continues to reduce staffing levels through both attrition and employee RIFs in order to better match full-time equivalent (FTE) employee count to the overall size of operations. The Corporation continues to experience higher expenses associated with legal and consulting as a result of the credit issues within its loan portfolios. As workout results improve the expectations are that professional and legal fees will decline accordingly in future periods.
Income Taxes. The Corporation recorded a tax credit totaling $292 for the six months ended June 30, 2011, compared to tax credit of $571 in the same period in 2010. In 2010, Management recognized a full allowance on the net deferred tax asset, and continues to record a full valuation allowance.

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
Cash and cash equivalents increased $33,521 to $114,120 at June 30, 2011 as compared to December 31, 2010. The increase in cash equivalents is mainly due to one large deposit that was made on the last day of the quarter, but then subsequently wired out the following day. The Bank continues to offer a number of retail deposit programs to increase core deposits while reducing reliance on large depositors and CDARS deposits. Cash and equivalents represented 18.5% of total assets at June 30, 2011 and 5.9% of total assets at December 31, 2010. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and the Federal Reserve should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.
CAPITAL RESOURCES
Total shareholders’ equity decreased $1,252 between December 31, 2010 and June 30, 2011 to $36,162. The decrease is primarily due to period losses of $1,823 offset by a decrease in accumulated other comprehensive loss.
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
The Corporation and its subsidiaries are required to meet certain published regulatory capital requirements. Additionally, the Bank is required to meet other capital requirements imposed via written agreements with FDIC and ODFI. The published requirements for the Bank are a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital to be considered well capitalized. Per the written agreements, the Bank is required to reach a tier-1 capital level of 9% and a total risk-based capital level of 13%. The Bank has not met the required guidelines at June 30, 2011, but continues to analyze various strategic options in order to increase capital levels. The Bank’s tier-1 capital ratio at June 30, 2011 was 6.22%, while its total risk-based capital ratio was 9.47%.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of June 30, 2011.

	Payment Due by Year
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years

FHLB advances	$51,842	$25,000	$17,188	$6,574	$3,080
Federal funds purchased and other short-term borrowings	1,404	1,404	—	—	—
Operating lease obligations	3,665	733	1,047	945	940
Loan and line of credit commitments	70,683	40,952	—	—	29,731

Total Contractual Obligations	$127,594	$68,089	$18,235	$7,519	$33,751

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
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

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The Corporation can utilize various tools to reduce exposure to changes in interest rates including offering floating versus fixed rate products, or utilizing interest rate swaps. Additional consideration should also be given to today’s current interest rate levels. Several deposit products are within 200 basis points of zero percent and other products within 300 basis points. Should rates decline, fewer liabilities could be repriced down to offset potentially lower yields on loans. Thus, decreases could also impact future earnings and the Corporation’s NPV.
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
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2011, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting, except with respect to controls related to determination of fair value and evaluation of other-than-temporary impairment of collateralized debt obligations.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended June 30, 2011
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings:
There are no matters required to be reported under this item.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)		Shares (or Units)	Dollar Value) of
	Total Number	(b)	Purchased as Part	Shares (or Units) that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
Month #l 4/1/2011 to 4/30/2011	—	—	—	—
Month #2 5/1/2011 to 5/31/2011	—	—	—	—
Month #3 6/1/2011 to 6/30/2011	—	—	—	—

Total	—	—	—	184,907

(1)	On August 16, 2007, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended June 30, 2011
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

DCB FINANCIAL CORP (Registrant)

Date: August 15, 2011	/s/ Thomas R. Whitney Thomas R. Whitney
Interim President and Chief Executive Officer

Date: August 15, 2011	/s/ John A. Ustaszewski John A. Ustaszewski
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