Form 10-Q
period 2011-09-30
DCB FINANCIAL CORP
filed 2011-11-14
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of Nov 4, 2011, the latest practicable date, 3,717,385 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP
FORM 10-Q
For the Nine Month Periods Ended September 30, 2011 and 2010

Page

PART I — FINANCIAL INFORMATION

ITEM 1 — Financial Statements

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Comprehensive Income (Loss)	5

Condensed Consolidated Statements of Cash Flows	6

Notes to the Condensed Consolidated Financial Statements	7

ITEM 1A — Risk Factors	34

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk	43

ITEM 4 — Controls and Procedures	44

PART II — OTHER INFORMATION	45

SIGNATURES	47

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

Item 1.	Financial Statements

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and due from financial institutions	$11,996	$10,024
Interest-bearing deposits	30,294	23,497

Total cash and cash equivalents	42,290	33,521
Securities available-for-sale	84,701	69,597
Securities held-to-maturity	1,267	1,313

Total securities	85,968	70,910
Loans held for sale, at lower of cost or fair value	63	753
Loans	380,638	424,864
Less allowance for loan losses	(10,195)	(12,247)

Net loans	370,443	412,617
Real estate owned	5,024	5,284
Investment in FHLB stock	3,799	3,799
Premises and equipment, net	12,317	13,175
Bank-owned life insurance	17,658	17,073
Accrued interest receivable and other assets	6,100	7,973

Total assets	$543,662	$565,105

LIABILITIES
Deposits
Noninterest-bearing	$69,535	$63,695
Interest-bearing	382,450	401,381

Total deposits	451,985	465,076
Federal funds purchased and other short-term borrowings	1,296	1,265
Federal Home Loan Bank advances	50,816	58,502
Accrued interest payable and other liabilities	2,665	2,848

Total liabilities	506,762	527,691

SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 issued	3,785	3,785
Retained earnings	46,339	47,883
Treasury stock, at cost, 556,523 shares	(13,494)	(13,494)
Accumulated other comprehensive income (loss)	270	(760)

Total shareholders’ equity	36,900	37,414

Total liabilities and shareholders’ equity	$543,662	$565,105

See Notes to condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and dividend income
Loans	$4,948	$6,097	$15,382	$18,856
Taxable securities	550	621	1,600	2,026
Tax-exempt securities	72	145	252	526
Federal funds sold and other	27	33	84	79

Total interest income	5,597	6,896	17,318	21,487

Interest expense
Deposits	713	1,056	2,112	3,408
Borrowings	556	686	1,778	2,069

Total interest expense	1,269	1,742	3,890	5,477

Net interest income	4,328	5,154	13,428	16,010

Provision for loan losses	625	4,531	3,836	9,878

Net interest income after provision for loan losses	3,703	623	9,592	6,132

Noninterest income
Service charges on deposit accounts	697	652	2,076	1,915
Trust department income	223	225	688	718
Net gain on sales of securities	—	63	—	143
Net gain (loss) on sale of assets	(98)	28	(2)	114
Gains on sale of loans	23	144	61	251
Treasury management fees	69	117	263	361
Data processing servicing fees	79	163	506	463
Earnings on bank owned life insurance	169	167	585	577
Total other-than-temporary impairment losses	—	—	(75)	(80)
Portion of loss reclassified from other comprehensive loss (before taxes)	—	—	(17)	(950)

Net impairment losses recognized in income	—	—	(92)	(1,030)
Other	167	152	492	428

Total noninterest income	1,329	1,711	4,577	3,940

Noninterest expense
Salaries and other employee benefits	2,255	2,611	7,427	7,834
Occupancy and equipment	960	1,104	2,907	3,149
Professional services	371	475	1,132	1,178
Advertising	89	121	266	294
Postage, freight and courier	61	77	219	286
Supplies	43	43	130	102
State franchise taxes	98	152	348	456
Federal deposit insurance premiums	319	375	1,208	1,167
Other	799	1,284	2,610	3,001

Total noninterest expense	4,995	6,242	16,247	17,467

Net income (loss) before income tax expense (credits)	37	(3,908)	(2,078)	(7,395)
Income tax expense (credits)	(239)	5,151	(531)	4,580

Net income (loss)	$276	$(9,059)	$(1,547)	$(11,975)

Basic and diluted income (loss) per common share	$0.07	$(2.44)	$(0.42)	$(3.22)

Dividends per share	$—	$—	$—	$—

See Notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$276	$(9,059)	$(1,547)	$(11,975)

Reclassification adjustment for realized losses included in net income, net of taxes of $0, $22, $0 and $49	—	(42)	—	(95)

Unrealized gains on securities available-for-sale, net of taxes of $238, $167, $515 and $476	462	325	1,000	923

Net unrealized gains on securities held-to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of realized losses and net of taxes of $0, $11, $16, and $344	—	21	30	667

Comprehensive income (loss)	$738	$(8,755)	$(517)	$(10,480)

See Notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows provided by operating activities	$(2,789)	$1,474

Cash flows provided by investing activities
Securities
Purchases	(34,493)	(19,734)
Maturities, principal payments and calls	20,583	25,739
Sales	—	9,435
Net change in loans	44,228	32,895
Proceeds from sale of real estate owned	2,083	2,465
Investment in unconsolidated affiliate	—	(184)
Premises and equipment expenditures	(97)	(334)

Net cash flows provided by investing activities	32,304	50,282

Cash flows used in financing activities
Net change in deposits	(13,091)	(45,633)
Net change in federal funds purchased and other short-term borrowings	31	(1,912)
Repayment of Federal Home Loan Bank advances	(7,686)	(3,761)

Net cash used in financing activities	(20,746)	(51,306)

Net change in cash and cash equivalents	8,769	450

Cash and cash equivalents at beginning of period	33,521	41,453

Cash and cash equivalents at end of period	$42,290	$41,903

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$3,878	$4,885

Supplemental disclosure of non-cash investing and financing activities:
Transfers from loans to real estate owned	$1,782	$2,356

Cash dividends declared but unpaid	$—	$—
See Notes to the condensed consolidated financial statements.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These consolidated interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at September 30, 2011, and its results of operations and cash flows for the nine month periods ended September 30, 2011 and 2010. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its Annual Report as of December 31, 2010. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s Annual Report as of December 31, 2010. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the entire year.
The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, Datatasx LLC, DCB Insurance Services, Inc. and ORECO (collectively referred to herein after as the “Corporation”). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Management considers the Corporation to operate within one business segment, banking. In the second quarter of 2011, Management entered into an agreement to sell the outstanding contracts serviced through Datatasx LLC. Those contracts were converted to the new provider during the third quarter 2011. On a pre-tax net basis, Datatasx contributed approximately $298 in the first three quarters of 2011 to the consolidated companies. Management considers both the net contribution and Datatasx’s balance sheet to be immaterial to financial results on a consolidated basis.
To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change. Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A full valuation allowance was recorded in 2010, reducing the carrying value of the deferred tax assets to $0. The full valuation allowance has remained throughout 2011.
Earnings per share

Earnings per common share is net income divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares under stock options. Weighted-average shares for basic and diluted earnings per share are presented below.

	Three and Nine Months Ended
	September 30,
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Options to purchase 233,433 shares of common stock with a weighted-average exercise price of $12.37, were outstanding at September 30, 2011, but were excluded from the computation of common share equivalents for the three and nine month periods then ended because the exercise price was greater than the average fair value of the shares.
Options to purchase 200,742 shares of common stock with a weighted-average exercise price of $19.59, were outstanding at September 30, 2010, but were excluded from the computation of common share equivalents for the three and nine month periods then ended because the exercise price was greater than the average fair value of the shares during the period.
Stock option plan
The Corporation’s shareholders approved an employee share option plan (the “Plan”) in May 2004. This plan grants certain employees the right to purchase shares at a predetermined price. The plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. 500 shares were granted during the nine month period ending September 30, 2011, at a weighted average exercise price of $3.35. At September 30, 2011, 93,133 shares were exercisable and 66,567 shares were available for grant under this plan.
The Corporation recognizes compensation cost for unvested equity-based awards based on their grant-date fair value. The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants: dividend yield of 0.00% for 2010; expected volatility of 12.0% for 2010; risk-free interest rates of 1.00% for 2010; and contractual lives of 10 years for each grant. At September 30, 2011, outstanding options had no intrinsic value. The options that were issued in 2011 were subsequently forfeited so no fair valuation analysis was completed, nor was any expense recognized.
The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Corporation’s stock.
The Corporation recorded $30 and $26 in compensation cost for equity-based awards for the three month period ending September 30, 2011 and 2010, respectively. The Corporation recorded $90 and $74 in compensation cost for equity-based awards that vested during the nine month periods ended September 30, 2011 and 2010, respectively. The Corporation has $86 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of September 30, 2011, which is expected to be recognized over a weighted-average period of 3.6 years.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
A summary of the status of the Corporation’s stock option plan as of September 30, 2011 and December 31, 2010, and changes during the periods then ended are presented below:

		Nine Months Ended
		September 30,
		2011
			Weighted
		Weighted	Average Remaining
		Average Exercise	Contractual
	Shares	Price	Life

Outstanding at beginning of period	285,806	$11.87	8.6 years
Granted	500	3.35	9.7 years
Forfeited	(52,873)	10.48

Outstanding at end of period	233,433	$12.37	7.3 years

Options exercisable at period end	93,133	$21.61

Weighted-average fair value of options granted during the year		$0.01

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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following information applies to options outstanding at September 30, 2011:

Range of
Number Outstanding	Exercise Prices

63,738	$23.00 — $30.70
35,377	$14.15 — $16.90
134,318	$3.35 — $9.00
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
The valuation of other assets requires that management utilize a variety of estimates and analysis to determine whether an asset is impaired or other-than-temporarily impaired (“OTTI”). After determining the appropriate methodology for fair value measurement, management then evaluates whether or not declines in fair value below book value are temporary or other-than-temporary impairments. When the Corporation does not intend to sell a debt security, and it is more likely than not, the Corporation will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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
The allowance consists of both specific and general components. The specific component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risking rating data.
A loan is impaired when full payment of interest and principal under the original contractual loan terms is not expected. Commercial and industrial loans, commercial and multi-family real estate, and land development loans are individually evaluated for impairment. If a loan is impaired, the loan amount exceeding fair value, based on the most current information available, is reserved. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, such loans are not separately identified for impairment disclosures.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
New Accounting Pronouncements: FASB ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU 2011-02, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the Corporation beginning in the quarter ended September 30, 2011 and are to be applied retrospectively to January 1, 2011. In addition, the modification disclosures described in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which were subsequently deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, are effective on a prospective basis beginning in the quarter ended September 30, 2011. The adoption of ASU 2011-02 did not have a material impact on the consolidated financial statements.
FASB ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The impact of adoption of this ASU is not expected to be material.
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES
The amortized cost and estimated fair values of securities available-for-sale were as follows:
September 30, 2011

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value

U.S. Government and agency obligations	$46,789	$1,573	$(3)	$48,359
State and municipal obligations	10,041	452	—	10,493
Mortgage-backed securities	24,712	1,137	—	25,849

Total	$81,542	$3,162	$(3)	$84,701

December 31, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value

U.S. Government and agency obligations	$29,510	$599	$(123)	$29,986
State and municipal obligations	12,153	193	(84)	12,262
Mortgage-backed securities	26,290	1,059	—	27,349

Total	$67,953	$1,851	$(207)	$69,597

The amortized cost and estimated fair values of securities held-to-maturity were as follows:
September 30, 2011

	Adjusted	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Collateralized Debt Obligations	$1,267	$3	$1,270

December 31, 2010

	Adjusted	Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Collateralized Debt Obligations	$1,313	$367	$1,680

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES (continued)
Credit Losses Recognized on Investments
The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the nine month periods ended September 30, 2011 and 2010.
Accumulated Credit Losses:

	Nine Months Ended
	September 30,
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES (continued)
The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:
September 30, 2011

	(Less than 12 months)			(12 months or longer)					Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

U.S. Government and agency obligations	2	$2,017	$(3)	—	$—	$—	2	$2,017	$(3)
State and municipal obligations	—	—	—	—	—	—	—	—	—
Mortgage-backed securities and other	—	—	—	—	—	—	—	—	—

Total securities	2	$2,017	$(3)	—	$—	$—	2	$2,017	$(3)

December 31, 2010

	(Less than 12 months)			(12 months or longer)					Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
Securities	investments	value	losses	investments	value	losses	investments	value	losses

U.S. Government and agency obligations	10	$9,904	$(123)	—	$—	$—	10	$9,904	$(123)
State and municipal obligations	9	3,575	(84)	—	—	—	9	3,575	(84)
Mortgage-backed securities and other	—	—	—	—	—	—	—	—	—

Total securities	19	$13,479	$(207)	—	$—	$—	19	$13,479	$(207)

The unrealized losses on the Corporation’s investments in U.S. Government and agency obligations, state and political subdivision obligations and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at September 30, 2011 or December 31, 2010.
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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 2 — SECURITIES (continued)
Credit losses on these securities are calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in the securities to be other-than-temporarily impaired at September 30, 2011. Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).
At September 30, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity other than the pooled trust securities as noted above.
The amortized cost and estimated fair value of all debt securities at September 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$—	$—
Due from one to five years	23,185	23,570	—	—
Due from five to ten years	22,659	24,024	—	—
Due after ten years	10,986	11,258	1,267	1,270
Mortgage-backed and related securities	24,712	25,849	—	—

Total	$81,542	$84,701	$1,267	$1,270

Securities with a fair value of $78,584 at September 30, 2011 were pledged to secure public deposits and other obligations.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 3 — LOANS
Loans at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010

Commercial and industrial	$132,203	$155,410
Commercial real estate	139,257	152,374
Residential real estate and home equity	88,619	93,646
Consumer and credit card	20,544	23,411

	380,623	424,841
Add: Net deferred loan origination costs	15	23

Total loans receivable	$380,638	$424,864

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
An individual loan is placed on a non-accruing status if, in the judgment of Management, it is unlikely that all principal and interest will be received according to the terms of the note. Loans on non-accrual may be eligible to be returned to an accruing status after six months of compliance. However, there are number of factors that could prevent a loan from returning to accruing status, even after remaining in compliance with loan terms for the aforementioned six month period. For example: deteriorating collateral, negative cash flow changes and inability to reduce debt to income ratios.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
The following table depicts the charge-offs, recoveries and provision for various categories of loans in the Corporation’s portfolios and indicates whether loans in those categories were individually or collectively evaluated for impairment. It also provides the dollar amount of reserves allocated to those portfolios based on Management’s analysis. Note that the reduced provision for commercial and industrial loans is the result of loans that were individually evaluated for impairment and assigned reserves in prior periods either improving their credit quality or paying off which subsequently reduced the need for carrying reserves.
Nine Months Ended September 30, 2011

				Residential
				Real Estate
	Consumer and	Commercial and	Commercial	and Home
	Credit Card	Industrial	Real Estate	Equity	Total

Beginning Balance	$796	$4,174	$6,786	$491	$12,247

Charge Offs	(458)	(1,861)	(3,772)	(78)	(6,169)
Recoveries	197	51	25	8	281
Provision	14	(482)	4,416	(112)	3,836

Ending Balance	$549	$1,882	$7,455	$309	$10,195

Individually evaluated for impairment	$—	$288	$6,377	$—	$6,665
Collectively evaluated for impairment	549	1,594	1,078	309	3,530

Ending Balance	$549	$1,882	$7,455	$309	$10,195

Financing Receivables

Individually evaluated for impairment	$—	$14,054	$39,745	$—	$53,799
Collectively evaluated for impairment	20,544	118,149	99,512	88,619	326,824

Total	$20,544	$132,203	$139,257	$88,619	$380,623

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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Impaired Loans
A loan is considered impaired when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Generally, commercial and commercial real estate loans with risk grades Substandard, Vulnerable, Doubtful, or Loss, with aggregate relationships greater than $250 are evaluated for impairment. Interest income on impaired loans is recognized when accrued, for loans that remain in a performing status. Loans that are not performing and in a non-accrual status recognize interest only on cash basis if circumstances warrant.
The following tables indicate impaired loans with and without an allocated allowance:
At and for the nine months ended September 30, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With No Related Allowance Recorded
Consumer and Credit Card	$—	$—	$—	$—	$—
Commercial and Industrial	3,902	3,980	—	4,441	145
Commercial Real Estate	9,900	14,362	—	12,711	281
Residential RE and Home Equity	—	—	—	—	—
With Allowance Recorded
Consumer and Credit Card	—	—	—	—	—
Commercial and Industrial	10,152	12,336	288	11,384	447
Commercial Real Estate	29,845	35,861	6,377	27,132	1,126
Residential RE and Home Equity	—	—	—	—	—
Total
Consumer and Credit Card	—	—	—	—	—
Commercial and Industrial	14,054	16,316	288	15,825	592
Commercial Real Estate	39,745	50,223	6,377	39,843	1,407
Residential RE and Home Equity	—	—	—	—	—

Total	$53,799	$66,539	$6,665	$55,668	$1,999

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
Financing receivables on nonaccrual status at September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010

Consumer and credit card	$46	$33
Commercial and industrial	3,053	6,043
Commercial real estate	8,722	10,102
Residential real estate and home equity	685	389

Total	$12,506	$16,567

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Credit Quality Indicators
Corporate risk exposure by risk profile was as follows at September 30, 2011:

	Commercial and	Commercial Real
Category	Industrial	Estate

Prime-1	$4,456	$561
Good-2	17,450	17,918
Fair-3	39,554	30,423
Compromised-4	32,137	42,390
Vulnerable-5	18,794	4,673
Substandard-6	19,812	43,292
Doubtful-7	—	—
Loss-8	—	—

Total	$132,203	$139,257

Corporate risk exposure by risk profile was as follows at December 31, 2010:

	Commercial and	Commercial Real
Category	Industrial	Estate

Prime-1	$8,459	$561
Good-2	22,355	20,404
Fair-3	45,853	39,067
Compromised-4	31,628	27,692
Vulnerable-5	22,154	11,785
Substandard-6	24,959	52,865
Doubtful-7	2	—
Loss-8	—	—

Total	$155,410	$152,374

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

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Fair — 3
Satisfactory loans of average or slightly above average risk — having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should clearly demonstrate at least break even debt service coverage. May be some weakness but with offsetting features of other support readily available. These loans are meeting the terms of repayment, but which may be susceptible to deterioration if adverse factors are encountered.
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
Substandard — 6
Loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. One or more of the following characteristics may be exhibited in loans classified Substandard:
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
Consumer Risk
Consumer risk based on payment activity at September 30, 2011 is as follows.

		Residential Real
	Consumer and	Estate and Home
Payment Category	Credit Card	Equity

Performing	$20,333	$87,763
Non-Performing	211	856

Total	$20,544	$88,619

Consumer risk based on payment activity at December 31, 2010 is as follows.

		Residential Real
	Consumer and	Estate and Home
Payment Category	Credit Card	Equity

Performing	$22,970	$92,832
Non-Performing	441	814

Total	$23,411	$93,646

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Age Analysis of Past Due Loans
The following table presents past due loans aged as of September 30, 2011.

							Recorded
		60-89					Investment
		Days	90 Days			Total	> 90 days
	30-59 Days	Past	and Greater	Total		Financing	and
Category	Past Due	Due	Past Due	Past Due	Current	Receivables	Accruing

Consumer and Credit Card	$142	$52	$211	$405	$20,139	$20,544	$165
Commercial and Industrial	205	16	819	1,040	131,163	132,203	819
Commercial Real Estate	82	—	7,996	8,078	131,179	139,257	—
Residential Real Estate and Home Equity	23	211	856	1,090	87,529	88,619	172

Total	$452	$279	$9,882	$10,613	$370,010	$380,623	$1,156

The following table presents past due loans aged as of December 31, 2010.

							Recorded
		60-89					Investment
		Days	90 Days			Total	> 90 days
	30-59 Days	Past	and Greater	Total		Financing	and
Category	Past Due	Due	Past Due	Past Due	Current	Receivables	Accruing

Consumer and Credit Card	$300	$104	$441	$845	$22,566	$23,411	$407
Commercial and Industrial	359	3	1,373	1,735	153,675	155,410	991
Commercial Real Estate	885	2,050	10,118	13,053	139,321	152,374	35
Residential Real Estate and Home Equity	472	123	814	1,409	92,237	93,646	425

Total	$2,016	$2,280	$12,746	$17,042	$407,799	$424,841	$1,858

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Troubled Debt Restructurings
Information regarding Troubled Debt Restructuring (“TDR”) loans for the three and nine month periods ended September 30, 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
		Post-Modification		Post-Modification
	Number of	Outstanding	Number of	Outstanding
	Contracts	Recorded Investment	Contracts	Recorded Investment
Consumer and Credit Card	—	$—	9	$56
Commercial and Industrial	—	—	3	1,583
Commercial Real Estate	9	4,854	18	17,437
Residential Real Estate and Home Equity	—	—	2	14

Total	9	$4,854	32	$19,090

The following presents by class loans modified in a TDR from October 1, 2010 through September 30, 2011 that subsequently defaulted (i.e. 60 days or more past due following a modification) during the three and nine month periods ended September 30, 2011.

	Loans modified as a TDR within the previous		Loans modified as a TDR within the previous 12
	12 months that subsequently defaulted during		months that subsequently defaulted during
	the Three Months Ended		the Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of	Recorded Investment	Number of	Recorded Investment
	Contracts	as of period end (1)	Contracts	as of period end (1)
Consumer and Credit Card	2	$18	2	$18
Commercial and Industrial	—	—	—	—
Commercial Real Estate	—	—	4	3,381
Residential Real Estate and Home Equity	—	—	—	—

Total	2	$18	6	$3,399

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.
A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Depending on the financial condition of the borrower, the purpose of the loan and the type of collateral supporting the loan structure; modifications can be either short-term (12 months of less) or long term (greater than one year). Commercial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor may be requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 4 — CREDIT QUALITY (continued)
Land loans are also included in the class of commercial real estate loans. Land loans are typically structured as interest-only monthly payments with a balloon payment due at maturity. Land loans modified in a TDR typically involve extending the balloon payment by one to three years, changing the monthly payments from interest-only to principal and interest, while leaving the interest rate unchanged.
Loans modified in a TDR are typically already on nonaccrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Corporation may have the financial effect of increasing the specific allowance associated with the loan. The allowance for impaired loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows discounted at the loan’s effective interest rate. Management exercises significant judgment in developing these estimates.
As mentioned above, an individual loan is placed on a non-accruing status if, in the judgment of Management, it is unlikely that all principal and interest will be received according to the terms of the note. Loans on non-accrual may be eligible to be returned to an accruing status after six months of compliance with the modified terms. However, there are number of factors that could prevent a loan from returning to accruing status, even after remaining in compliance with loan terms for the aforementioned six month period. For example: deteriorating collateral, negative cash flow changes and inability to reduce debt to income ratios.

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
The standard describes three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 5 — FAIR VALUE MEASUREMENTS (continued)
The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010.
September 30, 2011

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agency obligations	$48,359	$—	$48,359	$—
State and municipal obligations	10,493	—	10,493	—
Mortgage-backed securities and other	25,849	—	25,849	—

Total	$84,701	$—	$84,701	$—

December 31, 2010

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Government and agency obligations	$29,986	$—	$29,986	$—
State and municipal obligations	12,262	—	12,262	—
Mortgage-backed securities and other	27,349	—	27,349	—

Total	$69,597	$—	$69,597	$—

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Securities
Certain collateralized debt obligations are classified as held to maturity. The Corporation recognized other-than-temporary impairment on the securities as of September 30, 2011, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 5 — FAIR VALUE MEASUREMENTS (continued)
Impaired loans
At September 30, 2011 and December 31, 2010, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 5 — FAIR VALUE MEASUREMENTS (continued)
The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010.
September 30, 2011

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Collateralized debt obligations	$1,270	$—	$—	$1,270
Impaired loans	33,332	—	—	33,332
Real estate owned	2,907	—	—	2,907
December 31, 2010

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Collateralized debt obligations	$1,313	$—	$—	$1,313
Impaired loans	24,187	—	—	24,187
Real estate owned	449	—	—	449

DCB FINANCIAL CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands)
NOTE 5 — FAIR VALUE MEASUREMENTS (continued)
Carrying amount and estimated fair values of financial instruments were as follows:

	September 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$42,290	$42,290	$33,521	$33,521
Securities available-for-sale	84,701	84,701	69,597	69,597
Securities held-to-maturity	1,267	1,270	1,313	1,680
Loans held for sale	63	63	753	753
Loans	370,443	364,502	412,617	401,967
FHLB stock	3,799	3,799	3,799	3,799
Accrued interest receivable	1,514	1,514	1,673	1,673

	September 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities
Noninterest-bearing deposits	$69,535	$69,535	$63,695	$63,695
Interest-bearing deposits	382,450	383,075	401,381	402,131
Federal funds purchased and other short-term borrowings	1,296	1,296	1,265	1,265
FHLB advances	50,816	51,467	58,502	60,581
Accrued interest payable	348	348	336	336
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
There has been no material change in the nature of the risk factors set forth in the Corporation’s Form 10-K for the year ended December 31, 2010.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at September 30, 2011, compared to December 31, 2010, and the consolidated results of operations for the three and nine months ended September 30, 2011, compared to the same periods in 2010. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.
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
Overview of the third quarter of 2011
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
•	During the second quarter 2011 the Corporation developed a restructuring plan that included a reduction in force (RIF), branch closures and a restructure of the retail division in order to realign staff with the Corporation strategies to increase retail deposits and retail lending. The restructure will result in the elimination of approximately 32 full-time equivalent employees and the closure of five branch locations. For the second quarter, the Corporation recognized approximately $255 of restructure costs which mainly consists of severance payments for affected employees. The restructure is expected to save the Corporation approximately $1,000 per year on an annualized basis.
•	The Corporation and its wholly-owned subsidiary, The Delaware County Bank & Trust Co. currently operate under various written orders from regulatory bodies. Among other things, the Bank was required to reach a tier-1 capital ratio of 9% and a risk-based capital level of 13% by January 2011. The Bank has not yet achieved these numbers, but continues to explore various options and alternatives designed to address those requirements.
•	The Corporation is in ongoing communication with both the Federal Deposit Insurance Corp. (“FDIC”) and the Ohio Division of Financial Institutions (“ODFI”), and is subject to ongoing examination for compliance with the written agreements. The Corporation cannot predict when all terms of the written agreements will be satisfied, but will continue to work diligently with the agencies, and believes that it is making progress towards addressing all facets of the agreements.
•	The Corporation’s assets totaled $543,662 at September 30, 2011 compared to $565,105 at December 31, 2010, a decrease of $21,443, or 4.0%. The decrease in assets was mainly attributed to a decrease in cash and cash equivalents used to fund the reduction in CDARS deposits and FHLB borrowings.
•	Overall, loan balances continue to decline due to lower market activity. Loans, excluding loans held for sale, stood at $380,638 at September 30, 2011 compared to $424,864 at December 31, 2010, a decline of $44,226.
•	Net income (loss) for the three and nine months ended September 30, 2011 totaled $276 and ($1,547), respectively, compared to net losses in the same periods in 2010 of $9,059 and $11,975. The decline in losses is mainly attributed to the decline in the provision for loan losses period to period, offset by a decline in net interest income.
•	The provision for loan losses totaled $625 and $3,836 for the three and nine month periods ended September 30, 2011 compared to $4,531 and $9,878 for the three and nine month periods ended September 30, 2010. The Bank maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio. The decline in provision from the prior year is attributed to the stabilization of problem credits and the improvement in related credit metrics.
•	The Corporation did not write down its investment in preferred trust securities during the third quarter 2011. It did recognize a $92 other-than-temporary impairment charge on these investments in the first quarter 2011. The credit quality of these bonds has stabilized, but additional future losses for other-than-temporary impairment could occur if the credit quality of the collateral supporting these bonds declines.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
•	The Corporation’s net interest income declined from the same periods in 2010. Net interest income decreased to $4,328 for the third quarter and $13,428 for the nine months ended September 30, 2011 compared to $5,154 and $16,010 for the comparable periods in 2010. The lower net interest income is mainly attributed to the overall decline in interest earning assets within the loan and investment portfolios.
•	The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U.S. Government agency obligations and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges, in pricing and variety of accounts it offers to the depositor. The Corporation confirms this by completing regular rate shops and comparisons versus competing financial services companies.
•	The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus spread over the index. The interest spread depends on the overall account relationship and the creditworthiness of the borrower.
•	Deposit rates are reviewed weekly by management and are generally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area, and develop funding opportunities while earning an adequate interest rate margin.
•	FHLB advances decreased to $50,816 at September 30, 2011 from $58,502 at December 31, 2010. This is mainly due to a reduced reliance on borrowed funds because of the improved ability to raise the need deposits from its core customer base to support its current balance sheet structure. Additionally, Management has used excess cash to reduce the overall size of the balance sheet by paying down debt, in turn, supporting its capital ratios.
ANALYSIS OF FINANCIAL CONDITION
The Corporation’s assets totaled $543,662 at September 30, 2011, compared to $565,105 at December 31, 2010, a decrease of $21,443. Cash and cash equivalents were $42,290 at the end of the third quarter, an increase of $8,769 from December 31, 2010. The increase is mainly attributed to the reductions in the loan portfolio, offset by increases in total investments. Management has focused on re-directing this excess cash into investment securities and reducing FHLB advances in order to restructure balance sheet funding. The reduction of CDARS balances and FHLB advances will likely continue through the remainder of the year.
Total securities increased from $70,910 at December 31, 2010 to $85,968 at September 30, 2011. Management is targeting certain levels of limited excess cash in order to increase yields by investing in securities instead of holding lower earning cash balances. The increase in securities also provides collateral for various borrowing opportunities with the Federal Reserve Bank, FHLB and various correspondent banks.
Total loans, excluding loans held for sale, decreased $44,226 from $424,864 at December 31, 2010 to $380,638 at September 30, 2011. The decline in outstanding loan balances is mainly due to the lower volume of new originations due to the current economy, normal loan pay downs, and the charge-off of non-performing loans. Additionally, the Corporation has been successful in moving non-performing loans off the balance sheet via note sales. The Corporation’s loan originations are expected to remain subdued through year-end as lending staff continues to focus internally on current problem credits.
Total deposits decreased $13,091 from $465,076 at December 31, 2010 to $451,985 at September 30, 2011. This decrease is mainly due to an increase in non-interest bearing deposits, offset by a decline in CDARs balances. This has occurred, as previously mentioned, because of Management’s initiatives to reduce the Corporation’s overall reliance on wholesale funding.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
On an as-needed basis, the Corporation has the ability to utilize a variety of alternative funding sources in order to reduce funding costs or create improved funding structures. However, with its stable deposit base and adequate cash balances, there has been less emphasis on the utilization of borrowed funds. Total FHLB advances decreased $7,686, resulting in a balance of $50,816 at September 30, 2011. Additional reliance on borrowings outside of normal deposit growth may increase the Corporation’s overall cost of funds; however, Management intends to continue to reduce its exposure to high cost FHLB advances.
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
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010
Net Income (Loss). The Corporation reported net income of $276 for the three month period ended September 30, 2011, compared to a net loss of $9,059 for the same period in 2010. The improvement in profitability was mainly attributed to reduced provision expense and reduced salary and benefit expense, offset by a decline in net interest income.
Net Interest Income. Net interest income of $4,328 decreased from the $5,154 reported for the three months ended September 30, 2010. This change is mainly due to the year-over-year reduction in earning assets on the balance sheet. Average year-to-date assets at the Bank through September decreased from $653,916 in 2010 to $571,453 in September 2011, a reduction of $82,463 or 12.5%. The Company’s smaller balance sheet is attributed to a lack of quality loan opportunities, but is also attributed to Management’s initiatives designed to reduce the overall size of the balance sheet in order to improve capital ratios. Management has also focused on deleveraging the balance sheet, specifically by reducing FHLB borrowings, while reducing the dependency in CDARS deposit balances.
Net interest margin was 3.36% for the third quarter 2011, compared to 3.59% for the third quarter 2010. The change in margin is attributed to the decreased levels of short-term cash balances compared to the prior year, offset by declining yields on interest earning assets.
Continued lower loan origination volume and the reduced balance sheet funding requirements have allowed management to focus on tactically addressing the structure of deposits. Non-interest bearing balances increased to $69,535 from $63,695 at December 31, 2010. The Bank continues to focus on core deposit generation as part of its focus to increase exposure to consumer markets while reducing its reliance on public funds. Though funding costs remain low, it is likely that some retail deposit costs will increase as various deposit specials are offered to consumers in order to grow those accounts. However, the Corporation has been able to reduce its overall long-term borrowings through the FHLB by replacing those advances with customer deposits. Tactically, the Corporation is de-leveraging the balance sheet through reductions in large time deposits and FHLB advances.

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
The provision for loan losses totaled $625 for the three months ended September 30, 2011, compared to $4,531 for the same period in 2010. This decline from the previous year’s quarter is mainly attributed to the overall improvement in credit quality within the Bank’s loan portfolios. Other contributing factors include improvement in delinquencies, improved workout results and stabilized real estate values, after periods of decline, within the Bank’s market area. Additionally, Management has been successful in entering into contracts to sell certain problem notes, which has, in those instances, reduced the need for additional reserves. Management maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.
In the third quarter of 2010, Management provided substantial additional loan loss reserves in order to address valuations in its commercial real estate portfolio due to declining economic conditions. During the current quarter, analysis has indicated an improvement in credit risk due to reduced problem loans, reduced nonaccrual loans, and reduced delinquency rates. The main reason for the improvement in credit quality is due to positive results from workout activities, charge-offs of bad loans and increased collection efforts. Additionally, some improvement in the Bank’s market area in the real estate sector has allowed for quicker sale of notes and OREO at reasonable pricing. On a quarterly basis, Management completes a rigorous loan quality review on its problem credits to determine if additional reserves are needed for expected future credit losses. The allowance for loan losses was $10,195, or 2.68% of total loans at September 30, 2011, compared to $12,727, or 2.84% of total loans at September 30, 2010. Net charge-offs for the third quarter were $1,785 and totaled $5,888 year-to-date in 2011. Through September 30, 2011 annualized net charge-offs were 2.00%.
Non-accrual loans at September 30, 2011 were $12,506, a decrease of $1,300 from September 30, 2010 and a decline of $4,061 from December 31, 2010. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. Management continues to focus on workout related activity to reduce non-accrual and substandard but performing loans. Delinquent loans over thirty days decreased to 2.79% of total loans at September 30, 2011 from 4.01% at December 31, 2010, and down from the 3.64% reported at June 30, 2011. The improving delinquency trends are due to improved collection results and, as noted above, due to the improvement in non-accrual loans. Delinquent loans continue to be mainly attributed to the real estate investment and commercial portfolios.
During the third quarter, $3,398 of the loans that were restructured, qualified as restructured troubled debt. Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level.
Noninterest Income. Total noninterest income for the quarter was $1,329, down from $1,711 in the third quarter 2010. This decline is mainly attributed to the reduction four major categories: a reduction in gains recognized on security sales; a reduction in gain on loan sales; an increase in losses on the disposition of assets; and a reduction in data processing service fees. During the third quarter no security sales took place, but management may elect to restructure its investment portfolios in future periods. Loans sales were down compared to the prior year as the economic climate has reduced opportunities in the residential real estate market. Increased losses on mainly OREO properties were due to the increased amount of transactions as the workout process on various credits are completed. Finally, the Corporation exited the data processing business during the third quarter which accounts for the decrease in data processing revenue. However, these declines were offset by the reduced operating costs that supported that business line.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
Noninterest Expense. The total noninterest expense of $4,995 for the third quarter represented a decline of $1,247, or 20.0%, from the three months ended September 30, 2010. The decrease in operating expense is attributed to a reduction in salary and benefits expense, a decline in occupancy and equipment costs, a reduction in FDIC deposit insurance premiums, and a decline in loan and collection expenses.
The decline in salary and benefits expense is attributed to the reduction in force Management conducted early in the third quarter. Additional salary and benefit cost reductions are expected going forward as the second phase of the corporate restructure and branch closures are expected to be completed by month-end October 2011. Occupancy and equipment cost are also down, due to reductions in depreciation expense and lower maintenance costs of computer and other equipment. FDIC insurance has declined compared to prior periods due to the overall reduced size of the balance sheet. The Corporation has also experienced a decline in loan and collection expenses as the overall size of the problem loan portfolio has been reduced.
Income Taxes. The Corporation recorded a tax credit totaling $239 for the three months ended September 30, 2011, compared to tax expense of $5,151 in the same period in 2010. In 2010, Management recognized a full allowance on the net deferred tax asset. Management is maintaining its full allowance tax position each quarter.
COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010
Net Income (Loss). The Corporation reported net loss of $1,547 for the nine month period ended September 30, 2011, compared to a loss of $11,975 for the same period in 2010. The improvement in profitability was mainly attributed to reduced provision expense and reduced recognition of other-than-temporary impairment. Additionally, noninterest revenue increased due to the decline in OTTI as noted above, and, non-interest expense declined due to the reduction in salary and benefits expense.
Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities.
Net interest income was $13,428 for the nine month period ended September 30, 2011, and $16,010 for the same period in 2010. The decline in net interest income is mainly attributed to lower interest earning assets when compared to the same period in 2010. The Corporation has been reducing its balance sheet in order to increase capital ratios, but has also experienced a decline in loan originations due to the challenging economic environment. In lieu of increasing loan balances, Management has allocated excess cash balances into its security portfolio in order to increase yield on earning assets while providing collateral to fund future borrowing ability.
As noted, the Corporation has been able to reduce its overall borrowings, mainly through the FHLB, by paying down debt with cash generated from the declining loan portfolio, and from an increase in retail deposits. Deposits normally are less expensive than borrowing which contributes to the stable net interest margin the Bank has experienced. Net interest margin for the third quarter remained stable at 3.36%. This is a slight decline from the 3.50% and 3.38% for the first two quarters of 2011, and is attributed to some increases on the overall cost of deposits and lower yields on earning assets.
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
The provision for loan losses totaled $3,836 for the nine months ended September 30, 2011, compared to $9,878 for the same period in 2010. This decline in provision expense from the previous year is mainly attributed to the overall improvement in credit quality within the Bank’s loan portfolios. Overall, problem loans have declined since year-end 2010, and delinquencies are down. Management maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.
The allowance for loan losses was $10,195, or 2.68% of total loans at September 30, 2011, compared to $12,247, or 2.88% of total loans at December 31, 2010. Net charge-offs for the nine month period ended September 30, 2011 were $5,888, which were mainly attributed to commercial real estate loans. Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level.
Noninterest Income. Total noninterest income increased $637 for the nine months ended September 30, 2011, compared to the same period in 2010. The increase was primarily attributable to the decline OTTI in losses offset by losses on securities sold. Other non-interest expense categories were generally flat when compared to the prior year periods.
Noninterest Expense. The total noninterest expense of $16,247 for the third quarter represented a decline of $1,220, or 7.0%, from the nine month period ended September 30, 2010. The decrease in operating expense is attributed to a reduction in salary and benefits expense, a decline in occupancy and equipment costs, a reduction in FDIC deposit insurance premiums, and a decline in loan and collection expenses.
The decline in salary and benefits expense is attributed to the reduction in force Management conducted early in the third quarter. Additional salary and benefit cost reductions are expected going forward as the second phase of the corporate restructure and branch closures are expected to be completed by month-end October 2011. Occupancy and equipment cost are also down, due to reductions in depreciation expense and lower maintenance costs of computer and other equipment. FDIC insurance has declined compared to prior periods due to the overall reduced size of the balance sheet. The Corporation has also experienced a decline in loan and collection expenses as the overall size of the problem loan portfolio has been reduced.
Income Taxes. The Corporation recorded a tax credit totaling $531 for the nine months ended September 30, 2011, compared to tax expense of $4,580 in the same period in 2010. In 2010, Management recognized a full allowance on the net deferred tax asset, and continues to record a full valuation allowance.

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
Cash and cash equivalents increased $8,769 to $42,290 at September 30, 2011 as compared to December 31, 2010. The Bank continues to offer a number of retail deposit programs to increase core deposits while reducing reliance on large depositors and CDARS deposits. Cash and equivalents represented 7.8% of total assets at September 30, 2011 and 5.9% of total assets at December 31, 2010. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and the Federal Reserve Bank should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.
CAPITAL RESOURCES
Total shareholders’ equity decreased $514 between December 31, 2010 and September 30, 2011 to $36,900. The decrease is primarily due to period losses of $1,547 offset by a decrease in accumulated other comprehensive loss.
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
The Corporation and its subsidiaries are required to meet certain published regulatory capital requirements. Additionally, the Bank is required to meet other capital requirements imposed via written agreements with FDIC and ODFI. The published requirements for the Bank are a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital to be considered well capitalized. Per the written agreements, the Bank is required to reach a tier-1 capital level of 9% and a total risk-based capital level of 13%. The Bank has not met the required guidelines at September 30, 2011, but continues to analyze various strategic options in order to increase capital levels. The Bank’s tier-1 capital ratio at September 30, 2011 was 6.50%, while its total risk-based capital ratio was 9.92%.
For regulatory purposes, Tier-1 capital at the bank level is calculated based on allowable capital divided by average quarterly assets. Average quarterly assets at the Bank for the quarter ended September 30, 2011 were $556,413. At that asset level, the Bank would be required to hold $50,077 in allowable capital to meet its regulatory requirements under the consent order. This targeted capital is $13,884 more than the current level. Due to changing assets levels the targeted amount of capital needed to reach the 9% capital is likely to change each reporting period. Total risk-weighted assets at quarter-end were $418,145. At that level, the Bank would require $12,878 of risk-based capital to meet the requirements as outlined in the written regulatory agreements.

DCB FINANCIAL CORP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of September 30, 2011.

	Payment Due by Year
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years

FHLB advances	$50,816	$31,000	$10,856	$6,273	$2,687
Federal funds purchased and other short-term borrowings	1,296	1,296	—	—	—
Operating lease obligations	3,595	663	1,535	889	508
Loan and line of credit commitments	67,624	35,165	—	—	32,459

Total Contractual Obligations	$123,331	$68,124	$12,391	$7,162	$35,654

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
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
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2011, in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting, except with respect to controls related to determination of fair value and evaluation of other-than-temporary impairment of collateralized debt obligations.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2011
PART II — OTHER INFORMATION

Item 1 — Legal Proceedings:
There are no matters required to be reported under this item.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds:
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total Number		Purchased as Part	Shares (or Units) that
	of Shares (or	Average Price	of Publicly	May Yet Be
	Units)	Paid per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs(1)	Plans or Programs
Month #l 7/1/2011 to 7/31/2011	—	—	—	—
Month #2 8/1/2011 to 8/31/2011	—	—	—	—
Month #3 9/1/2011 to 9/30/2011	—	—	—	—

Total	—	—	—	184,907

(1)	On August 16, 2007, the Company announced a repurchase program which authorizes the repurchase of up to 200,000 of its common shares over a two year period commencing August 15, 2007.

DCB FINANCIAL CORP
FORM 10-Q
Quarter ended September 30, 2011
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

DCB FINANCIAL CORP (Registrant)
Date: November 14, 2011	/s/ Ronald J. Seiffert
Ronald J. Seiffert
President and Chief Executive Officer

Date: November 14, 2011	/s/ John A. Ustaszewski
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