Form 10-K
period 2011-12-31
DCB FINANCIAL CORP
filed 2012-03-30
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-22387

DCB FINANCIAL CORP

(Exact name of registrant as specified in its charter)

OHIO	31-1469837
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

110 Riverbend Ave., Lewis Center, Ohio	43035
(Address of principal executive offices)	(Zip Code)

(740) 657-7000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares, No par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

At June 30, 2011, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on a common share price of $3.47 per share (such price being the closing stock price on such date) was $12,899,326.

At March 29, 2012, the registrant had 3,717,385 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II of Form 10-K – Portions of the Annual Report to Shareholders for the year ended December 31, 2011.

Part III of Form 10-K – Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders of DCB Financial Corp.

PART I

Item 1	Business

(a)	General Development of Business

DCB Financial Corp (“DCB” or the “Corporation”) is a financial holding company headquartered in Lewis Center, Ohio. The Corporation has one wholly-owned subsidiary bank, The Delaware County Bank and Trust Company (the “Bank”). The Corporation also has two additional wholly owned subsidiaries, DCB Title and DCB Insurance Services LLC. DCB Title provides standard real estate title services, while DCB Insurance Services LLC provides a variety of insurance products. However, neither nonbank subsidiary is material to the financial results of the Corporation. The Bank has one wholly-owned subsidiary, ORECO, which is used to process other real estate owned.

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

The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, trust and other wealth management services. The Bank also provides cash management, bond registrar and paying agent services for commercial and public unit entities. Through its subsidiary Datatasx, the Bank provided data processing and other bank operational services to other financial institutions. Those services were discontinued in September 2011, and were not a significant part of operations or revenue.

The Bank grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been pressured by a slowing economic environment. Real estate values, especially in the Bank’s core geographic area, experienced a decline since 2009 and continue to remain under market pressure.

The Bank’s core business is not significantly affected by a single industry; however, a number of the Corporation’s largest depositors are public fund units which operate within the Bank’s geographic footprint. Though this group’s deposits base is significant, overall balances do not fluctuate materially. No material industry or group concentrations exist in the loan portfolio.

Certain risks are involved in granting loans, primarily related to the borrower’s ability and willingness to repay the debt. Before the Bank extends a loan to a customer, these risks are assessed through a review of the borrower’s repayment capacity, past and current credit history, the collateral being used to secure the transaction in the event that the customer does not repay the debt, the borrower’s character and other factors. Once the decision has been made to extend credit, the Bank’s loan officers, credit administration and loan review personnel monitor these factors throughout the life of the loan. Commercial and commercial real estate loans are assigned a risk rating at inception, and are reviewed annually thereafter when financial statements are received, and at other times when there is an indication that a credit may have weakened or improved. Risk rating changes require the signature of the Chief Credit Officer or his or her designee. The risk rating is also updated after it is reviewed through the process of annual reviews, loan quality reports, extensions, renewals, modifications or audits by external loan review or regulatory agencies. In addition, any loan identified as a problem credit is assigned to the Bank’s “watch list,” and is subject to ongoing monitoring by the Bank’s credit quality and workout committees to ensure proactive action is taken to mitigate loss potential.

Commercial, industrial and agricultural loans are primarily variable rate and include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the business’ cash flow. These loans are typically secured by business assets such as equipment, accounts receivable, inventory, commercial real estate, agricultural real estate and, occasionally, by the business owner’s principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. Commercial lending entails significant risks. These loans typically involve larger loan balances and are generally dependent on the business’ cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s historical cash flow to determine if the company has the ability to service proposed and existing obligations.

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

Residential real estate loans and home equity lines of credit can either be fixed rate or carry an adjustable rate. These loans are secured by the borrower’s residence. Such loans are made based on the borrower’s ability to repay the debt from employment and other income. Management assesses the borrower’s ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Residential real estate loans are generally originated with loan-to-value ratios of 80% or less. An appraisal is obtained from a qualified real estate appraiser for substantially all new loans secured by real estate.

Due to lower levels of economic development in the Bank’s market area, construction lending has become a smaller portion of the Bank’s lending strategy. Construction loans are secured by residential and business real estate, generally occupied by the borrower on completion. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant amount of loans on speculative projects. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans are generally originated with loan-to-value ratios of 75% or less.

Consumer installment loans are loans granted to individuals and include loans secured by automobiles and other consumer assets, including second mortgages on personal residences. Consumer loan advances generally do not exceed 90% of the purchase price, plus any add-ons such as tax, title and license fees. Loans for used cars generally do not exceed average wholesale or trade-in value as stipulated in a recent auto industry used car price guide. Credit card and overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of the collateral and, in certain types of consumer loans, the absence of collateral. Since these loans are generally repaid from ordinary income of an individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions. The Bank assesses the borrower’s ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

Employees

At December 31, 2011, the Bank employed 166 employees, 128 of whom were full-time. The Bank offers a number of employee benefits such as health, dental and life insurance, as well as education assistance for qualified employees. A 401(k) retirement plan is also available for eligible employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. All of the Corporation’s employees are employed by the Bank.

Competition

The Bank operates in a highly competitive industry due to statewide and interstate branching by banks, savings and loan associations and credit unions. In its primary market area of Delaware County, Ohio and surrounding counties, the Bank competes for new deposit dollars and loans with several financial service companies, including large regional and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. According to the most recent market data, there are approximately fourteen other deposit-taking and lending institutions competing in the Bank’s primary market. In addition, according to the most recent FDIC market data, the Bank ranks second in market share with approximately 23.1% of the deposits in the primary market. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U.S. Government Agency, State and Municipal subdivision issues which comprise a significant portion of the Bank’s investment portfolio, and which rates are used as indices on various loan products. The Bank is competitive with interest rates and loan fees that it charges, and in pricing and the variety of accounts it offers to the depositor. The dominant pricing mechanism on loans is the prime interest rate (“Prime”) as published in the Wall Street Journal. The interest spread in relation to Prime depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are reviewed weekly by management and are discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area, while developing funding opportunities that earn an adequate interest rate margin.

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

As a financial holding company, the Corporation is subject to supervision, regulation and periodic examination by the Federal Reserve Board and, as a publicly traded corporation, is subject to the rules of the U.S. Securities and Exchange Commission (“SEC”).

Liability for Banking Subsidiaries

Under Federal Reserve Board policy, a financial holding company is expected to act as a source of financial and managerial strength for its subsidiary bank and to commit resources to its support. This support may be required at times when the financial holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

Federal Deposit Insurance Corporation Act

The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions—well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. As of December 31, 2011, the Corporation and the Bank were both considered well capitalized based on the published guidelines implemented by FDIC. However, the Bank has entered into a Consent Order with the FDIC and a Written Agreement with the ODFI that requires tier-1 capital and total risk-based capital to reach levels of 9% and 13% respectively. The Bank has not yet reached those required levels, and continues to operate under certain restrictions as noted in the Consent Order and Written Agreement.

Financial Modernization

The Gramm-Leach-Bliley Act (“GLBA”) was signed into law in 1999 and became effective in 2000. It permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies, and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act (“CRA”) by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

The Corporation maintains a website at the following website address: www.dcbfinancialcorp.com. The Corporation makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Jay D. Wolf, Vice President of Marketing and Customer Relations at 740-657-7000.

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

The current economic environment

The financial services industry continues to operate under weak economic conditions due to market declines in real estate loans and employment instability. This has led to declining financial performance related to a weakening credit market, and in some cases, reduced opportunities to underwrite loans. The local market in which the Bank operates has generally experienced steady unemployment rates which are typically below the State of Ohio and national averages. Additionally, the real estate market has shown declining values for both residential and commercial real estate. Higher unemployment rates in the Corporation’s market area would likely cause higher delinquencies in retail loan categories. Continued declines in real estate valuations would likely cause higher loss rates on residential loan and commercial real estate portfolios upon default.

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

The ability to extend credit and assessing the allowance for loan losses

Certain risks are involved in granting loans, primarily related to the borrower’s ability and willingness to repay the debt. Before the Bank extends a new loan to a customer, these risks are assessed through a review of the borrower’s repayment capacity, past and current credit history, the collateral being used to secure the loan, the borrower’s character and other factors. Once the decision has been made to extend credit, the Bank’s independent loan review function and credit officer monitor these factors throughout the life of the loan.

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

Asset and liability management and market risk

The Asset/Liability Committee (“ALCO”) of the Bank is responsible for monitoring the Corporation’s exposure to changes in interest rates. The ALCO utilizes a variety of tools to measure and monitor interest rate changes and their potential effect on the valuation of assets and future cash flows. Interest rate risk is defined as the risk that the Corporation’s financial condition will be adversely affected due to sustained movements in the overall interest rate structure. The Corporation is also exposed to liquidity risk, or the risk that changes in cash flows could adversely affect its ability to honor its financial obligations.

The ALCO monitors changes in the interest rate environment and changes to its lending and deposit rates, while utilizing its policies and procedures to limit exposure to market changes. In addition to funding operations and growth with core deposits, the Corporation has the opportunity to utilize a variety of funding sources such as correspondent banks, the FHLB and third party brokers to ensure adequate liquidity exists to support its operations. Deposit rates are reviewed weekly by management and are discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area and develop funding opportunities while earning an adequate interest rate margin. Continued deterioration of the banking industry, the inability to maintain correspondent banking relationships, or regulatory changes could limit the Corporation’s ability to raise funds.

Ability to generate earnings

The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U.S. Government Agency and State and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges, and in pricing and variety of accounts it offers to the depositor. The Corporation confirms this by performing regular rate surveys, comparing its pricing against versus competing financial services companies. The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus spread over funding costs. The interest spread depends on the overall account relationship and the creditworthiness of the borrower.

Ability to pay cash dividends is limited

As noted, the Bank has entered into a written agreement (the “Agreement”) with the Ohio Division of Financial Institutions (“ODFI”) and a Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) effective October 28, 2010 which address matters pertaining to, among other things: management and operations of the Bank; credit risk management practices and credit administration policies and procedures; Bank actions with respect to problem assets; reserves for loan and lease losses; strengthening the capital position of the Bank; strategic plans and budgets; staffing; and submitting a funding contingency plan for the Bank that identifies available sources of liquidity and includes a plan for dealing with potential adverse economic and market conditions.

The Agreement and Consent Order also provide that the Bank may not declare or pay dividends to DCB without the prior approval of the FDIC and ODFI. DCB may not declare or pay cash dividends, repurchase any of its shares, incur or guarantee any debt without the prior approval of the Federal Reserve.

As previously noted, the Bank is required to achieve a tier-1 capital ratio, which is capital divided by total average assets, of not less than 9% and a total risk-based capital ratio of not less than 13% within 90 days of the effective date of the Agreement and Consent Order, and to maintain those capital levels during the remaining term of the Agreement and the Consent Order. It may do so by, among other alternatives, raising additional capital, generating sufficient earnings, reducing the bank’s assets, or a combination thereof.

As a result, any payment of dividends in the future by DCB Financial Corp will be dependent, in large part, on the Bank’s ability to satisfy these regulatory restrictions and the Bank’s earnings, capital requirements, financial condition and other factors. Although the Corporation’s financial earnings and condition have allowed it to declare and pay periodic cash dividends in certain historic quarters to its stockholders, there can be no assurance that the dividend policy will allow for dividend payments in future periods.

Legislative or regulatory changes or actions could adversely impact the financial services industry

Required compliance with a regulatory agreement and a consent order to which the Bank is subject could have an adverse effect on shareholder interests, including profitability

The financial services industry is extensively regulated. Banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance fund, and may not provide benefit to our shareholders. Changes in laws and regulations or other actions by regulatory agencies may negatively impact the Corporation’s operations. Regulatory authorities have extensive discretion in connection with the operation of a financial institution and the ability to determine the adequacy of an institution’s allowance for loan losses. Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil penalties, which could have a material adverse effect on the Bank’s operations and financial condition.

The Corporation’s wholly-owned subsidiary, The Delaware County Bank and Trust, entered into a written agreement with the Ohio Division of Financial Institutions (“ODFI”) and a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) effective October 28, 2010 which address matters pertaining to, among other things: management and operations of the Bank; credit risk management practices and credit administration policies and procedures; Bank actions with respect to problem assets; reserves for loan and lease losses; strengthening the capital position of the Bank; the strategic plan and budget for fiscal years 2011 and 2012; staffing; and submitting a funding contingency plan for the Bank that identifies available sources of liquidity and includes a plan for dealing with potential adverse economic and market conditions.

The Consent Order and the Agreement contain substantially similar provisions. Among other things, they require the Bank to attain a minimum 9% tier-1 capital ratio within 90 days of the effective date, and total risk-based capital ratio of not less than 13% within that same time period; submission of plans related to the reduction of non-performing assets; and a review of accounting matters related to subsidiary companies.

Management and the board of directors have made significant progress towards addressing and resolving these issues which are based on the findings of the ODFI and FDIC during their examinations of the Bank in 2010. Since the completion of the examinations, a number of initiatives have been developed and implemented which address the referenced matters, including: strengthening the Bank’s liquidity position and developing improved liquidity analysis and reporting; improving its credit underwriting and monitoring processes; and utilizing significant resources to address its problem loan portfolio in order to reduce the total level of under-performing loans.

The Agreement and Consent Order also provide that the Bank may not declare or pay dividends to DCB without the prior approval of the FDIC and ODFI. DCB may not declare or pay cash dividends, repurchase any of its shares, incur or guarantee any debt without the prior approval of the Federal Reserve.

As previously noted, the Bank is required to achieve a tier-1 capital ratio of not less than 9% and a total risk-based capital ratio of not less than 13% within 90 days of the effective date of the Agreement and Consent Order, and, to maintain those capital levels during the remaining term of the Agreement and the Consent Order. It may do so by, among other alternatives, raising additional capital, generating sufficient earnings, reducing the bank’s assets, or a combination thereof. The Bank has not yet achieved the 9% tier-1 target or the 13% total risk-based capital target.

Additionally, the Bank is required to submit periodic progress reports to the ODFI and the FDIC regarding various aspects of the foregoing actions and requirements. The Bank board appointed a compliance committee to monitor and coordinate the Bank’s performance under the Agreement and Consent Order. The Agreement and Consent Order will remain in effect until modified or terminated by the ODFI and/or the FDIC. The Bank entered into the Agreement and the Consent Order without admitting or denying any unsafe or unsound banking practices, violations, rule or regulation.

Future expansion may adversely affect our financial condition and results of operations.

We may acquire other financial institutions or parts of institutions in the future and may open new branches. We also may consider and enter into new lines of business or offer new products or services. Expansions of our business involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions;

•	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to the target institutions;

•	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;

•	our ability to finance an acquisition or other expansion and the possible dilution to our existing shareholders;

•	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;

•	entry into unfamiliar markets;

•	the introduction of new products and services into our existing business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect. Neither can we assure that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

The Corporation undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in the above risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Corporation unless and until any such revisions or updates are required to be disclosed by applicable securities laws or regulations.

Risk Mitigation

The Corporation manages its various risks through the implementation of policies and procedures by the Board of Directors and Management. These policies and procedures provide a broad oversight for the safe and sound management of the Corporation and its subsidiaries.

The Corporation utilizes a variety of functions to validate its system of internal controls. These functions include various audit functions, independent loan and compliance reviews, and various consultants with expertise in specific operational areas who identify risks and risk mitigation strategies.

Item 1B	Unresolved Staff Comments

The Corporation has no unresolved staff comments.

Item 2	Properties

The Bank owns and operates its main office at 110 Riverbend Avenue, Lewis Center, Ohio 43035. The Bank operates 14 branches and utilizes 10 other properties, including its corporate center, that are owned or leased as noted below:

	September 30,	September 30,
1.	Corporate Office	110 Riverbend Avenue, Lewis Center, Ohio 43035 (owned)
2.	Downtown Delaware Branch	41 N. Sandusky St., Delaware, Ohio 43015 (leased)
3.	Delaware Center Branch	199 S. Sandusky Street, Delaware, Ohio 43015 (owned)
4.	Galena Branch	10 Park Street, Galena, Ohio 43021 (owned)
5.	Ashley Branch Office	2 West High Street, Ashley, Ohio 43003 (owned)
6.	Buehler’s Central Office	800 West Central Avenue, Delaware, Ohio 43015 (leased)
7.	Sunbury Branch Office	75 S. Miller Dr., Sunbury, Ohio 43074 (owned)
8.	Highland Lakes Branch	6156 Highland Lakes Avenue, Westerville, Ohio 43082 (leased)
9.	Sawmill Parkway Branch	10149 Brewster Lane, Powell, Ohio 43065 (leased)
10.	Willowbrook Branch	100 Willowbrook Way South, Delaware, Ohio 43015 (leased)
11.	Olentangy Crossing Branch	81 Gallopers Ridge East, Lewis Center, Ohio 43035 (leased)
12.	Corporate Center Drive-Thru	Corner of Evergreen & US 23 S., Lewis Center, OH 43035 (owned)
13.	Willowbrook, Delaware Run Branch	100 Delaware Crossing West, Delaware, OH 43015 (leased)
14.	Marysville City Gate Branch	181 North Coleman’s Crossing, Marysville, Ohio 43040 (owned)
15.	Liberty Branch	7319 Sawmill Parkway, Powell, Ohio 43065 (leased)
16.	ATM Express Bank	556 W. Central Ave., Delaware, Ohio 43015 (leased)
17.	ATM Express Bank	Ohio Wesleyan University, Delaware, Ohio 43015 (leased)

	September 30,	September 30,
18.	ATM Express Bank	8208 Marysville Road West, Ostrander, Ohio 43061 (leased)
19.	ATM Express Bank	1123 Columbus Pike, Delaware, Ohio 43015 (leased)
20.	ATM Express Bank	Dexter’s IGA, 153 West Water Street, Prospect, Ohio 43342 (leased)
21.	ATM Express Bank	240 North Liberty Street, Powell, Ohio 43065 (leased)
22.	ATM Express Bank	33 W. William St., Delaware, Ohio 43015 (leased)
23.	ATM Express Bank	10 West North Street, Ostrander, Ohio 43061 (owned)
24.	ATM Express Bank	1942 Polaris Parkway, Columbus, Ohio 43240 (leased)

Management considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All the properties owned by the Bank are unencumbered by any mortgage or security interest and are, in management’s opinion, adequately insured. The lease agreements for branch properties that were closed during the year remained in effect at December 31, 2011. Management intends to sublease those properties where an economic or strategic advantage exists.

Item 3	Legal Proceedings

There is no pending litigation of a material nature, other than routine litigation incidental to the business of the Corporation and Bank, to which the Corporation or any of its affiliates is a party or of which any of their property is the subject. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest which is adverse to the Corporation or Bank. There is no routine litigation in which the Corporation or Bank is involved which is expected to have a material adverse impact on the financial position or results of operations of the Corporation or Bank.

Item 4	Mine Safety Disclosure

Not Applicable.

PART II

Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The information required by this item is set forth in the Company’s Annual Report to Shareholders under the sections captioned “Common Stock and Shareholder Matters”, and the response to Item 12 of this report. Such information is incorporated herein by reference.

As of December 31, 2011, Broadridge Corporate Issuers Solutions, Inc. acts as the transfer agent for the Corporation’s common stock.

The Corporation repurchased no shares during the quarter ended December 31, 2011.

Item 6	Selected Financial Data

The certain selected financial data is set forth in the Corporation’s Annual Report to Shareholders under the section captioned “Selected Consolidated Financial Information and Other Data.” Such information is incorporated herein by reference.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Additional information required by this item is set forth in the Corporation’s Annual Report to Shareholders under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such information is incorporated herein by reference.

I	Discussion of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The information required by this item is set forth in the Corporation’s Annual Report to Shareholders. Such information is incorporated herein by reference.

II	Investment Portfolio

The following table sets forth the carrying amount of securities at December 31, 2011, 2010 and 2009.

	September 30,	September 30,	September 30,
(In thousands)	2011	2010	2009
Available for sale
U.S. agency obligations	$35,808	$29,986	$27,455
States and municipal obligations	15,995	12,262	25,952
Corporate bonds	1,837	—	1,039
Mortgage-backed securities	34,473	27,349	39,591

Total debt securities	88,113	69,597	94,037
Other securities, non-debt	—	—	63

Total	$88,113	$69,597	$94,100

Held to maturity
Collateralized debt obligations	$1,010	$1,313	$1,752

The following table sets forth information regarding scheduled maturities, fair value and weighted average yields of the Corporation’s debt securities only at December 31, 2011. The weighted average yield has been computed using the historical amortized cost for securities available for sale. The weighted average yield on tax-exempt obligations is computed on a taxable equivalent basis based on the statutory federal income tax rate of 34%.

	September 30,	September 30,	September 30,	September 30,	September 30,
(In thousands)	One Year or Less	One Through Five Years	Five Through Ten Years	After Ten Years	Fair Value Total
Available for sale
U.S. agency obligations	$—	$17,114	$15,636	$3,058	$35,808
States and municipal obligations	571	2,525	6,928	5,971	15,995
Corporate bonds	—	1,018	544	275	1,837
Mortgage-backed securities (1)	1	278	6,097	28,097	34,473

Total	$572	$20,935	$29,205	$37,401	$88,113

Weighted average yield	3.29%	1.70%	2.88%	3.35%	2.80%

(1)	Based on contractual terms to maturity. Mortgage-backed securities are subject to prepayment without penalty.

	September 30,	September 30,	September 30,	September 30,	September 30,
(In thousands)	One Year or Less	One Through Five Years	Through Ten Years	After Ten Years	Fair Value Total
Held to maturity
Collateralized debt obligations	$—	$—	$—	$1,360	$1,360

III	Loan Portfolio

Types of Loans

The amounts of gross loans, excluding net deferred loan fees and costs outstanding at December 31, 2011, 2010, 2009, 2008 and 2007 are shown in the following table.

	September 30,	September 30,	September 30,	September 30,	September 30,
(In thousands)	2011	2010	2009	2008	2007

Commercial and industrial	$126,225	$155,410	$176,799	$186,318	$187,807
Commercial real estate	129,958	152,374	182,709	180,360	164,912
Residential real estate and home equity	83,814	93,646	98,542	106,938	118,178
Lease financing	—	—	—	—	73
Consumer and credit card	19,770	23,411	31,394	39,426	49,239

Total	$359,767	$424,841	$489,444	$513,042	$520,209

The following table summarizes maturity for commercial real estate and other commercial loans at December 31, 2011. Commercial real estate loans include construction and land development loans.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than one year		After one year through five years		After five years through ten years		After ten years
(In thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield

Commercial real estate	$16,426	4.43%	$42,742	5.02%	$24,196	4.67%	$46,594	4.87%

Commercial and industrial	$25,025	5.49%	$30,737	5.09%	$19,256	4.80%	$51,207	5.11%

As of December 31, 2011, there were $56,565 fixed-rate and $158,167 variable-rate commercial loans maturing in more than one year.

Risk Elements

Nonaccrual, Past Due Loans, and Restructured Loans

The following table summarizes nonaccrual loans and accruing loans, including impaired loans, past due greater than 90 days or more at December 31, 2011, 2010, 2009, 2008, and 2007.

	September 30,	September 30,	September 30,	September 30,	September 30,
(In thousands)	2011	2010	2009	2008	2007

Nonaccrual loans	$9,576	$16,567	$11,275	$4,698	$10,360
Accruing loans past due 90 days or more	$985	$1,858	$886	$1,146	$2,740

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

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $198, $894, and $603 for the years ended December 31, 2011, 2010, and 2009 respectively.

Included in certain impaired loan categories are troubled debt restructurings that were classified as impaired. At December 31, 2011, the Bank had $1,621 of commercial, $20,540 of commercial real estate, and $58 of consumer that were modified in troubled debt restructurings and performing according to the modified terms. In addition to these amounts, the Bank had troubled debt restructurings that were impaired and no longer performing in accordance with their modified terms. At year-end 2011 there were $121 of commercial, and $6,312 of commercial real estate within that category.

Potential Problem Loans

A commercial loan is classified as impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans or loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for commercial and commercial real estate loans.

Loan Concentrations

At year-end 2011, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III above.

Other Interest-Bearing Assets

At year-end 2011, there were no other interest-bearing assets required to be disclosed under Item III if such assets were loans.

IV	Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The following table sets forth the activity in the Corporation’s allowance for loan and lease losses for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.

	September 30,	September 30,	September 30,	September 30,	September 30,
(In thousands)	2011	2010	2009	2008	2007

Balance at beginning of year	$12,247	10,479	$6,137	$8,298	$5,442
Loans charged off:
Commercial	(2,034)	(2,261)	(1,831)	(3,250)	(549)
Commercial real estate	(5,562)	(6,175)	(2,575)	(6,177)	(5,549)
Residential real estate and home equity	(278)	(498)	(269)	(203)	(330)
Consumer and credit card	(567)	(824)	(1,115)	(1,024)	(1,258)
Lease financing	—	—	—	—	(5)

Total loans charged off	(8,441)	(9,758)	(5,790)	(10,654)	(7,691)

Loan recoveries:
Commercial	58	270	99	35	42
Commercial real estate	27	4	261	5	1
Residential real estate and home equity	10	12	10	7	7
Consumer and credit card	247	200	364	269	338
Lease financing	—	—	—	—	—

Total loan recoveries	342	486	734	316	388

Net loans charged off	(8,099)	(9,272)	(5,056)	(10,338)	(7,303)
Provision for loan losses	5,436	11,040	9,398	8,177	10,159

Balance at end of year	$9,584	$12,247	$10,479	$6,137	$8,298

Ratio of net charge-offs to average loans outstanding	2.05%	2.00%	1.00%	2.00%	1.36%

Allocation of the Allowance for Loan Losses

The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related ratios. While management’s periodic analysis of the adequacy of allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-off that occurs.

	September 30,	September 30,	September 30,	September 30,
(In thousands)	Allowance Amount	Percentage of Loans in Each Category to Total Loans	Allowance Amount	Percentage of Loan in Each Category to Total Loans
	December 31, 2011		December 31, 2010

Commercial and industrial	$1,952	35.08%	$4,174	36.58%
Commercial real estate	6,916	36.12	6,786	35.86
Residential real estate and home equity	291	23.30	491	22.04
Consumer and credit card	425	5.50	796	5.52

Total	$9,584	100.00%	$12,247	100.00%

	September 30,	September 30,	September 30,	September 30,
	December 31, 2009		December 31, 2008

Commercial and industrial	$2,476	36.12%	$683	36.32%
Commercial real estate	6,817	37.33	4,374	35.16
Residential real estate and home equity	312	20.13	410	20.84
Consumer and credit card	874	6.42	670	7.68

Total	$10,479	100.00%	$6,137	100.00%

	September 30,	September 30,
	December 31, 2007

Commercial and industrial	$1,328	36.10%
Commercial real estate	6,092	31.70
Residential real estate and home equity	129	22.72
Consumer and credit card	746	9.47
Lease financing	3	0.01

Total	$8,298	100.00%

V	Deposits

Schedule of Average Deposit Amounts and Rates

The average balance of noninterest-bearing demand deposits totaled $67.6 million, $64.9 million, and $63.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Additional detail regarding the make-up of the Corporation’s average deposit balances and related interest expense can be found on the Corporation’s attached Annual Report to Shareholders.

Maturity Analysis of Time Deposits Greater than $100,000

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2011.

September 30,
(In thousands)
Three months or less	$11,682
Over three through six months	9,468
Over six through twelve months	29,504
Over twelve months	39,311

Total	$89,965

VI	Return on Equity and Assets

The information required by this item is set forth in the Company’s Annual Report to Shareholders.

VII	Short-Term Borrowings

Short term borrowings are defined as obligations with original maturity terms of less than one year. Average outstanding balances of short-term borrowings were $804 for 2011, $1,416 for 2010, and $3,764 for 2009. The maximum amounts of outstanding short term borrowings were $2,002, $2,000, and $3,250 for the years 2011, 2010 and 2009, respectively. Additional detail regarding the make-up of the Corporation’s borrowings can be found on the Corporation’s attached Annual Report to Shareholders.

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

There were no changes in internal control over financial reporting during the quarter ended December 31, 2011, that materially impacted, or are likely to materially impact internal control over financial reporting in the future.

Management’s Report on Internal Control over Financial Reporting

Management of DCB Financial Corp (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting at December 31, 2011, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Corporation maintained effective internal control over financial reporting as of December 31, 2011. Based on this assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2011.

Item 9B	Other Information

None

PART III

Item 10	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2012 Annual Meeting, under the sections captioned “Election of Directors and Information with Respect to Directors and Officers,” and “Section 16(A) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

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

The information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2012 Annual Meeting, under the section captioned “Executive Compensation and Other Information” and “Board of Directors and Selected Committees.” Such information is incorporated herein by reference.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about beneficial ownership of DCB common shares required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2012 annual meeting, under the section captioned “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plan Information

	September 30,	September 30,	September 30,
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	216,179	$12.44	83,821
Equity compensation plan not approved by security holders	0	0.00	0

Total	216,179	$12.44	83,821

On May 20, 2004 the Company’s shareholders approved the DCB Financial Corp Long-Term Stock Incentive Plan. This plan authorizes the issuance of up to 300,000 DCB common shares upon exercise of stock options awarded under the plan and in the form of restricted stock and stock awards. Beginning in January 2006, the Company started to expense these options under the methodology set forth in ASC 718 Compensation – Stock Compensation. Options are granted for a maximum of ten years. The options vest at an annual rate of 20% over five years, assuming credited service by the designated employee.

Item 13	Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2012 Annual Meeting, under the section captioned “Compensation Committee Interlocks and Insider Participation.” Such information is incorporated herein by reference.

Item 14	Principal Accountant Fees and Services

Information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2012 Annual Meeting under the section captioned “Information Concerning Independent Registered Public Accountants”, and such information is incorporated herein by reference.

PART IV

Item 15 Exhibits, Financial Statement Schedules

(a)	Documents filed as part of Form 10-K

1.	The following consolidated financial statements appear in the Corporation’s 2011 Annual Report, Exhibit 13 to Shareholders and are incorporated herein:

September 30,
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Exhibits

3.1	Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

3.2	Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.

10.2	Employment agreement with Mr. Whitney (incorporated by reference to Registrant’s Form 10-K, File No. 0-22387, effective March 25, 1998)

10.5	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D to our Proxy Statement, as filed with the SEC on Schedule 14A on April 14, 2004)

13	Annual Report to Shareholders

21	Subsidiaries of DCB Financial Corp

23.1	Consent of Plante & Moran PLLC

31.1	Rule 13a-14 (a) Certifications

31.2	Rule 13a-14 (a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

101.INS	XBRL Instance Document (filed electronically herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)

101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2012	DCB FINANCIAL CORP

	By:	/s/ Ronald J. Seiffert

Ronald J. Seiffert, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 29, 2012

Signatures	Title

/s/ RONALD J. SEIFFERT	President (Principal Executive Officer),
Ronald J. Seiffert	CEO and Director

/s/ JOHN A. USTASZEWSKI	Senior Vice President and Chief Financial
John A. Ustaszewski	Officer (Principal Financial Officer)

/s/ VICKI J. LEWIS	Director, Chairman of the Board
Vicki J. Lewis

/s/ EDWARD A. POWERS	Director
Edward A. Powers

/s/ ADAM STEVENSON	Director
Adam Stevenson

/s/ DONALD J. WOLF	Director
Donald J. Wolf

/s/ GERALD L. KREMER, MD	Director
Gerald L. Kremer

/s/ MARK H. SHIPPS	Director
Mark H. Shipps

/s/ BART E. JOHNSON	Director
Bart E. Johnson

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

3.2	Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Form S-4, File No. 333-15579, effective January 10, 1997)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.

10.2	Employment agreement with Mr. Whitney (incorporated by reference to Registrant’s Form 10-K, File No. 0-22387, effective March 25, 1998)

10.5	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D to our Proxy Statement, as filed with the SEC on Schedule 14A on April 14, 2004)

13	Annual Report to Shareholders

21	Subsidiaries of DCB Financial Corp

23.1	Consent of Plante & Moran PLLC

31.1	Rule 13a-14 (a) Certifications

31.2	Rule 13a-14 (a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

101.INS	XBRL Instance Document (filed electronically herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed electronically herewith)

101.DEF	XBRL Taxonomy Definition Linkbase Document (filed electronically herewith)