Form 10-K/A
period 2011-12-31
DCB FINANCIAL CORP
filed 2012-04-27
CIK 1025877

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II of Form 10-K – Portions of the Annual Report to Shareholders for the year ended December 31, 2011.

Part III of Form 10-K – Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders of DCB Financial Corp.

EXPLANATION

The Annual Report on Form 10-K of DCB Financial Corp (“DCB”) for the fiscal year ended December 31, 2011 (the “Form 10-K”) is being amended to: (1) add discussion of additional regulations applicable to DCB; (2) add risk factors; (3) add a share purchase table to Item 5; (4) correct the headings of sections of DCB’s proxy statement being incorporated by reference into the Form 10-K; (5) correct references in the index to exhibits with respect to exhibits being incorporated by reference into the Form 10-K; (6) add Exhibit 4.1 and compensatory contracts and other arrangement descriptions to the exhibits; and (7) make immaterial changes to wording in the description of the business, the annual report to shareholders of DCB attached as Exhibit 13 and the list of subsidiaries at Exhibit 21.

Except as described above, no other changes have been made to the Form 10-K. The Form 10-K/A continues to speak as of the date of the Form 10-K, and DCB has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Form 10-K.

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

The Bank’s core business is not significantly affected by a single industry; however, a number of the Corporation’s depositors are public fund units which operate within the Bank’s geographic footprint. Though this group’s deposit base is significant, overall balances do not fluctuate materially. No material industry or group concentrations exist in the loan portfolio.

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

Federal Reserve Board. The Federal Reserve Act requires banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the FRB. At December 31, 2011, the Bank was in compliance with its reserve requirements.

Transactions between DCB and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the Bank and an unrelated party. DCB and the Bank were in compliance with these requirements and restrictions at December 31, 2011.

The FRB must approve the application of a bank holding company to acquire any bank or savings association. The Company’s ability to pay dividends to its shareholders may be restricted. Current FRB policy requires bank holding companies to act as a source of financial strength to its banking subsidiaries. Under this policy, the FRB may require the Company to commit resources or contribute additional capital to the Bank, which could restrict the amount of cash available for dividends to the Company’s shareholders. The FRB has issued guidance on the payment of dividends by bank holding companies, which includes conditions under which bank holding companies must provide advance notification of their intentions to declare and pay dividends.

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

Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions—well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. As of December 31, 2011, the Corporation and the Bank were both considered well capitalized based on the published guidelines implemented by FDIC. However, the Bank has entered into a Consent Order with the FDIC and a Written Agreement with the ODFI that requires tier-1 capital and total risk-based capital to reach levels of 9% and 13% respectively. The Bank has not yet reached those required levels, and continues to operate under certain restrictions as noted in the Consent Order and Written Agreement.

For information about the Bank’s capital, see Note 11 to the Consolidated Financial Statements in Item 8

Financial Modernization and the Dodd-Frank Act. The Gramm-Leach-Bliley Act (“GLBA”) was signed into law in 1999 and became effective in 2000. It permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies, and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act (“CRA”) by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This new law will significantly change the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on our company will not be known for months and even years.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than ours, and some will affect only institutions with different charters than ours or institutions that engage in activities in which we do not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on our business are the following:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

•

the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts will have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums will be expanded to include liabilities other than just deposits;

•

new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation, and to consider the independence of compensation advisers, and new executive compensation disclosure requirements.

New regulations pertaining to debit card fees were enacted by the Federal Reserve in October 2011. The new rules cap debit interchange fees for banks with more than $10 billion in assets. While there is no cap for smaller banks and this regulation has no direct impact on the Corporation’s fee income, it is still unclear what other market changes may impact debit card fees.

In addition, the FDIC has recently issued guidance prescribing the order in which Banks may process customer debit items and imposing limits on the overdraft fees Banks may charge. These limitations could negatively impact the Corporation’s earnings.

Although it is impossible for us to predict at this time all the effects the Dodd-Frank Act will have on us and the rest of our industry, it is possible that our non-interest income could decrease, both our interest expense and our non-interest expense could increase, deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital. We expect that our operating and compliance costs will increase and could adversely affect our financial condition and results of operations.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $9.1 million at December 31, 2011. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member.

Insurance Agency Regulation The Corporation’s insurance agency subsidiaries are subject to insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents, require reports and impose business conduct rules.

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

Required compliance with a regulatory agreement and a consent order to which the Bank is subject could have an adverse affect on shareholder interests, including profitability, dividends and share price.

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

Our business may be adversely affected by current conditions in the financial markets, the real estate market and economic conditions generally.

Beginning in the latter half of 2007 and continuing into 2011, negative developments in the capital markets resulted in uncertainty in the financial markets and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of mortgage and construction loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Although some improvements have occurred, housing prices are still depressed and continue to decline in some markets and unemployment remains high compared to levels prior to the recession.

Concerns over the stability of the financial markets and the economy have resulted in decreased lending by some financial institutions to their customers and to each other. This tightening of credit has led to increased loan delinquencies, lack of customer confidence, increased market volatility and a widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly, and access to deposits or borrowed funds has decreased for many institutions. It has also become more difficult to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio.

Business activity across a wide range of industries and regions is greatly reduced, and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. A worsening of current conditions would likely adversely affect our business and results of operations, as well as those of our customers. As a result, we may experience increased foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

The enactment of new legislation and increased regulatory oversight may significantly affect our financial condition and results of operations.

The Federal Reserve Board, Congress, the Treasury, the FDIC and others have taken numerous actions to address the current liquidity and credit situation in the financial markets. These measures include actions to encourage loan restructuring and modification for homeowners; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; and coordinated efforts to address liquidity and other weaknesses in the banking sector. The long-term effect of actions already taken as well as new legislation is unknown. Continued or renewed instability in the financial markets could weaken public confidence in financial institutions and adversely affect our ability to attract and retain new customers.

Further, legislation has been proposed that would reduce the amount that our customers are required to pay under existing loan contracts or limit our ability to foreclose on collateral. There can be no assurance that future legislation will not significantly impact our ability to collect on our current loans or foreclose on collateral.

Adverse changes in the financial markets may adversely impact our results of operations.

The global financial markets have experienced increased volatility and an overall loss of investor confidence in recent years. While we generally invest in securities with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates and implied credit spreads.

Over the last few years, structured investments, like our collateralized debt obligations, have been subject to significant market volatility due to the uncertainty of the credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles. These conditions have resulted in our recognizing impairment charges on certain investment securities. Given recent market conditions and changing economic factors, we may be required to recognize additional impairment changes on securities held in our investment portfolio in the future.

A default by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This “systemic risk” may adversely affect our business.

Changes in national and local economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline and as loans and deposits decline.

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse affect on us. As of December 31, 2011, 87% of our loan portfolio consisted of commercial and industrial, commercial real estate, real estate construction and installment loans, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that does not include sub-prime lending. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

Changes in interest rates could adversely affect our financial condition and results of operations.

Our results of operations depend substantially on our net interest income, which is the difference between (i) the interest earned on loans, securities and other interest-earning assets and (ii) the interest paid on deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply and the policies of various governmental and regulatory authorities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments falls more quickly than the interest we pay on deposits and borrowings. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.

Increases in interest rates also can affect the value of loans and other assets, including our ability to realize gains on the sale of assets. We originate loans for sale and for our portfolio. Increasing interest rates may reduce the origination of loans for sale and consequently the fee income we earn on such sales. Further, increasing interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans and leases, resulting in an increase in non-performing assets and a reduction of income recognized.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

During the last few years, there have been higher levels of bank failures, which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits) for 2009 and 2010. Additional changes were also made to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) instituted two temporary programs to further insure customer deposits at FDIC-member banks: deposit accounts became insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts became fully insured (unlimited coverage). Since then, the Dodd-Frank Act made the increase in the standard maximum insurance amount permanent, and the unlimited coverage of non-interest bearing transactions accounts has been extended until December 31, 2012.

On May 22, 2009, the FDIC adopted a rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009.

On November 12, 2009, the FDIC adopted a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. The three-year prepayment was $3.1 million for us, of which $1.5 million has been expensed through 2011.

On February 7, 2011, the FDIC issued final regulations, effective April 1, 2011, as required by the Dodd-Frank Act to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as well as changing the assessment for larger institutions and the assessment rate schedules. These changes have reduced the Bank’s FDIC premiums due to a lower assessment rate.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.

Our allowance for loan losses may be insufficient.

We maintain an allowance for loan losses to provide for probable loan losses based on management’s quarterly analysis of the loan portfolio. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses. For more information on the sensitivity of these estimates, refer to the discussion of our critical accounting policies included in the section of our 2011 Annual Report captioned “Critical Accounting Policies.”

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition, results of operations and cash flows could be negatively impacted to the extent that we rely on financial statements that do not comply with GAAP or on financial statements and other financial information that are materially misleading.

Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions could have a material adverse impact on our financial condition and results of operations. In addition, federal and state regulators periodically review our allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Any increase in the provision for loan losses would decrease our pretax and net income.

We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.

In our market area, we encounter significant competition from other banks, savings and loan associations, credit unions, mortgage banking firms, securities brokerage firms, asset management firms and insurance companies. The increasingly competitive environment is a result primarily of changes in regulation and the accelerating pace of consolidation among financial service providers. DCB is smaller than many of our competitors. Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide.

The preparation of financial statements requires management to make estimates about matters that are inherently uncertain.

Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. One of the most critical estimates is the level of the allowance of loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the provided allowance.

Material breaches in security of our systems may have a significant effect on our business.

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third party service providers. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. We also have implemented security controls to prevent unauthorized access to the computer systems and requires its third party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business.

Trading in our common shares is very limited, which may adversely affect the time and the price at which you can sell your DCB common shares.

Trading in DCB’s common shares is not active, and the spread between the bid and the asked price is often wide. As a result, you may not be able to sell your shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. The price at which you may be able to sell your common shares may be significantly lower than the price at which you could buy DCB common shares at that time.

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

Our ability to pay cash dividends is limited.

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

The percentage of the Bank’s deposits from public institutions present possible liquidity and earnings risks.

At December 31, 2011, approximately 11.49% of the Bank’s deposits were received from public institutions. The possibility of withdrawal of such deposits, which do not tend to be long-term deposits, poses liquidity and earnings risk to the Corporation.

Investment securities may decline in value and require the recognition of an impairment expense, affecting the Corporation’s earnings.

The Corporation invests in various investment securities. Investment securities are exposed to various risks, including interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such change could materially affect the amounts reported in the accompanying balance sheets. In addition, if an impairment in value is determined to be other than temporary, a reduction in earnings may result.

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

Item 4 Mine Safety Disclosures

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

As of December 31, 2011, Broadridge Corporate Issuers Solutions, Inc. acted as the transfer agent for the Corporation’s common stock.

The following table sets forth information regarding shares purchased by the Bank during the fourth quarter of 2011 as compensation to the Chief Executive Officer.

	Purchases of Equity Securities
Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of Shares purchased as Part of publicly Announced plan or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2011 through October 31, 2011	—		—	—

November 1, 2011 through November 30, 2011	12,755		$2.74	12,755	$30,000
December 1, 2011 through December 31, 2011	—		—	—
Total	12,755	(1)	$2.74	12,755	$30,000

(1)	Pursuant to the employment agreement executed by the Corporation, the Bank and Ronald J. Seiffert when Mr. Seiffert became the President and Chief Executive Officer of the Corporation and the Bank in September 2011, the Bank purchased on the open market on November 14, 2011, 7,301 shares for Mr. Seiffert’s benefit as a signing bonus when he joined the Corporation. In addition, again pursuant to Mr. Seiffert’s employment agreement, the Bank purchased on November 29, 2011, on the open market 5,454 shares that were a match to purchases made by Mr. Seiffert. Under the terms of the employment agreement, Mr. Seiffert is entitled to $15,000 of such additional matching purchases in each of calendar year 2012 and calendar year 2013. The employment agreement was announced on September 30, 2011.

Item 6 Selected Financial Data

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

		After	After
		One	Five
	One	Through	Through	After
	Year	Five	Ten	Ten	Fair Value
(In thousands)	or Less	Years	Years	Years	Total
Available for sale

U.S. agency obligations	$—	$17,114	$15,636	$3,058	$35,808

States and municipal obligations	571	2,525	6,928	5,971	15,995

Corporate bonds	—	1,018	544	275	1,837

Mortgage-backed securities (1)	1	278	6,097	28,097	34,473

Total	$572	$20,935	$29,205	$37,401	$88,113

Weighted average yield	3.29%	1.70%	2.88%	3.35%	2.80%

(1)	Based on contractual terms to maturity. Mortgage-backed securities are subject to prepayment without penalty.

		After	After
		One	Five
	One	Through	Through	After
	Year	Five	Ten	Ten	Fair Value
(In thousands)	or Less	Years	Years	Years	Total
Held to maturity

Collateralized debt obligations	$—	$—	$—	$1,360	$1,360

III	Loan Portfolio

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

		Percentage of Loans in Each		Percentage of Loan in Each
	Allowance	Category to	Allowance	Category to
	Amount	Total Loans	Amount	Total Loans
(In thousands)	December 31, 2011		December 31, 2010
Commercial and industrial	$1,952	35.08%	$4,174	36.58%

Commercial real estate	6,916	36.12	6,786	35.86

Residential real estate and home equity	291	23.30	491	22.04

Consumer and credit card	425	5.50	796	5.52

Total	$9,584	100.00%	$12,247	100.00%

	December 31, 2009		December 31, 2008
Commercial and industrial	$2,476	36.12%	$683	36.32%

Commercial real estate	6,817	37.33	4,374	35.16

Residential real estate and home equity	312	20.13	410	20.84

Consumer and credit card	874	6.42	670	7.68

Total	$10,479	100.00%	$6,137	100.00%

	December 31, 2007
Commercial and industrial	$1,328	36.10%

Commercial real estate	6,092	31.70

Residential real estate and home equity	129	22.72

Consumer and credit card	746	9.47

Lease financing	3	0.01

Total	$8,298	100.00%

V	Deposits

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

There were no changes in internal control over financial reporting during the quarter ended December 31, 2011, that materially impacted, or are likely to materially impact, internal control over financial reporting in the future.

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

Item 9B Other Information

None

PART III

Item 10 Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2012 Annual Meeting, under the sections captioned “Proposal 1 — Election of Directors and Information with Respect to Directors and Officers”,” Board of Directors and Selected Committees”, “Corporate Governance” and “Section 16(A) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

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

Item 13 Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth in the Company’s Proxy Statement to Shareholders in connection with its 2012 Annual Meeting, under the sections captioned “Certain Relationships and Related Transactions” and “Board of Directors and Selected Committees”, “Selection of Auditors” and “Principal Accounting Firm Fees.” Such information is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Exhibits

3.1	Articles of Incorporation of DCB Financial Corp

3.2	Code of Regulations of DCB Financial Corp

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.

10.1*	Employment agreement with Ronald J. Seiffert

10.2*	DCB Financial Corp 2004 Long-Term Stock Incentive Plan

10.3*	Special Incentive Agreement with Ronald J. Seiffert

10.4*	Plan for Payment of Fees in DCB Financial Corp Common Stock

10.5*	The Delaware County Bank & Trust Company Senior Manager Severance Policy

10.6*	Annual Incentive Compensation Program Description

10.7*	The Delaware County Bank & Trust Company Executive Deferred Compensation Plan, with amendments

10.8	Consent order by and between The Delaware County Bank and Trust Company, Lewis Center, Ohio and the Federal Deposit Insurance Corporation, dated effective October 28, 2010 (incorporated by reference to Registrant’s Form 8-K filed on October 29, 2010, Exhibit 10.1 (File no. 000-22387)

10.9	Written Agreement by and among The Delaware County Bank and Trust Company, Lewis Center, OH and the State of Ohio, Division of Financial Institutions, Columbus, Ohio, dated effective October 28, 2010 (incorporated by reference to Registrant’s For 8-K on October 29, 2010, Exhibit 10.2 (File No. 000-22387)

13	Annual Report to Shareholders

21	Subsidiaries of DCB Financial Corp

23.1	Consent of Plante & Moran PLLC

23.2	Consent of Plante & Moran PLLC

31.1(a)	Rule 13a-14 (a) Certifications

31.1(b)	Rule 13a-14(a) Certifications

31.2(a)	Rule 13a-14 (a) Certifications

31.2(b)	Rule 13a-14(a) Certifications

32.1(a)	Section 1350 Certifications

32.1(b)	Section 1350 Certifications

32.2(a)	Section 1350 Certifications

32.2(b)	Section 1350 Certifications

*	Compensatory agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 2012	DCB FINANCIAL CORP

	By:	/s/ Ronald J. Seiffert
Ronald J. Seiffert, President & CEO

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 3.1 (File No.000-223887)

3.2	Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 3.2 (File No. 000-22387)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (included herewith)

10.1*	Employment agreement with Ronald J. Seiffert (included herewith)

10.2*	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D to the Registrant’s Proxy Statement, as filed with the SEC on Schedule 14A on April 14, 2004)

10.3*	Special Incentive Agreement with Ronald J. Seiffert (included herewith)

10.4*	Plan for Payment of Fees in DCB Financial Corp Common Stock (included herewith)

10.5*	The Delaware County Bank & Trust Company Senior Manager Severance Policy (included herewith)

10.6*	Annual Incentive Compensation Program Description (included herewith)

10.7*	The Delaware County Bank and Trust Company Executive Deferred Compensation Plan, with amendments (included herewith)

10.8	Consent order by and between The Delaware County Bank and Trust Company, Lewis Center, Ohio and the Federal Deposit Insurance Corporation, dated effective October 28, 2010 (incorporated by reference to Registrant’s Form 8-K filed on October 29, 2010, Exhibit 10.1 (File no. 000-22387)

10.9	Written Agreement by and among The Delaware County Bank and Trust Company, Lewis Center, OH and the State of Ohio, Division of Financial Institutions, Columbus, Ohio, dated effective October 28, 2010 (incorporated by reference to Registrant’s For 8-K on October 29, 2010, Exhibit 10.2 (File No. 000-22387)

13	Annual Report to Shareholders (included herewith)

21	Subsidiaries of DCB Financial Corp (included herewith)

23.1	Consent of Plante & Moran PLLC (included with original Form 10-K)

23.2	Consent of Plante & Moran PLLC (included herewith)

31.1(a)	Rule 13a-14 (a) Certifications (included with original Form 10-K)

31.1(b)	Rule 13a-14(a) Certifications (included herewith)

31.2(a)	Rule 13a-14 (a) Certifications (included with original Form 10-K)

31.2(b)	Rule 13a-14(a) Certifications (included herewith)

32.1(a)	Section 1350 Certifications (included with original Form 10-K)

32.1(b)	Section 1350 Certifications (included herewith)

32.2(a)	Section 1350 Certifications (included with original Form 10-K)

32.2(b)	Section 1350 Certifications (included herewith)

*	Compensatory agreement or arrangement.