Form 10-Q
period 2012-03-31
DCB FINANCIAL CORP
filed 2012-05-15
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-22387

DCB Financial Corp

(Exact name of registrant as specified in its charter)

Ohio	31-1469837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of May 15, 2012, the latest practicable date, 3,717,385 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP

FORM 10-Q

For the Three Month Periods Ended March 31, 2012 and 2011

2.

DCB FINANCIAL CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

Item 1.	Financial Statements

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from financial institutions	$10,001	$11,067
Interest-bearing deposits	48,034	28,247

Total cash and cash equivalents	58,035	39,314
Securities available-for-sale	88,838	88,113
Securities held-to-maturity	1,045	1,010

Total securities	89,883	89,123
Loans	334,560	359,767
Less allowance for loan losses	(9,343)	(9,584)

Net loans	325,217	350,183
Real estate owned	4,488	4,605
Investment in FHLB stock	3,799	3,799
Premises and equipment, net	11,837	12,107
Bank-owned life insurance	18,066	17,822
Accrued interest receivable and other assets	6,428	5,928

Total assets	$517,753	$522,881

LIABILITIES
Deposits
Noninterest-bearing	$88,516	$82,429
Interest-bearing	367,814	362,999

Total deposits	456,330	445,428
Federal Home Loan Bank advances	24,289	40,036
Accrued interest payable and other liabilities	2,642	2,718

Total liabilities	483,261	488,182
SHAREHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized, 4,273,908 issued	3,785	3,785
Retained earnings	45,305	45,145
Treasury stock, at cost, 556,523 shares	(13,494)	(13,494)
Accumulated other comprehensive loss	(1,104)	(737)

Total shareholders’ equity	34,492	34,699

Total liabilities and shareholders’ equity	$517,753	$522,881

See Notes to the condensed consolidated financial statements.

3.

DCB FINANCIAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Interest and dividend income
Loans	$4,366	$5,328
Taxable securities	591	510
Tax-exempt securities	61	93
Federal funds sold and other	21	21

Total interest income	5,039	5,952
Interest expense
Deposits	665	702
Borrowings	368	637

Total interest expense	1,033	1,339

Net interest income	4,006	4,613
Provision for loan losses	475	675

Net interest income after provision for loan losses	3,531	3,938
Noninterest income
Service charges on deposit accounts	598	651
Trust department income	226	259
Net gain on sales of assets	356	111
Gains on sale of loans	—	18
Treasury management fees	67	107
Data processing servicing fees	—	141
Earnings on bank owned life insurance	244	167
Total other-than-temporary impairment losses	—	(75)
Portion of loss recognized in (reclassified from) other comprehensive loss (before taxes)	—	(17)

Net impairment losses recognized in income	—	(92)
Other	197	140

Total noninterest income	1,688	1,502
Noninterest expense
Salaries and other employee benefits	2,255	2,405
Occupancy and equipment	843	1,027
Professional services	391	406
Advertising	84	86
Postage, freight and courier	51	95
Supplies	38	38
State franchise taxes	104	125
Federal deposit insurance premiums	291	407
Other	814	842

Total noninterest expense	4,871	5,431

Net income before income tax credits	348	9
Income tax expense (credits)	189	(24)

Net income	$159	$33

Basic and diluted income per common share	$0.04	$0.01

Dividends per share	$—	$—

See Notes to the condensed consolidated financial statements.

4.

DCB FINANCIAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$159	$33
Reclassification adjustment for other-than-temporary impairment loss recognized in income, net of taxes of $0 and 0	—	—
Unrealized gain (loss) on securities available-for-sale, net of taxes of $201 and $18 for the respective periods	(391)	35
Net unrealized gain on securities held-to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of realized losses and net of taxes of $12 and $6	23	11

Comprehensive income (loss)	$(209)	$79

See Notes to the condensed consolidated financial statements.

5.

DCB FINANCIAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows provided by (used in) operating activities	$156	$(1,046)
Cash flows provided by investing activities
Securities
Purchases	(23,679)	(3,003)
Maturities, principal payments and calls	22,587	5,759
Net change in loans	22,816	16,620
Proceeds from sale of real estate owned	1,614	271
Investment in unconsolidated affiliate	—	—
Premises and equipment sales (expenditures)	72	(65)

Net cash flows provided by investing activities	23,410	19,582
Cash flows provided by financing activities
Net change in deposits	10,902	24,069
Net change in federal funds purchased and other short-term borrowings	—	(104)
Repayment of Federal Home Loan Bank advances	(15,747)	(847)

Net cash provided by financing activities	(4,845)	23,118

Net change in cash and cash equivalents	18,721	41,654
Cash and cash equivalents at beginning of period	39,314	33,521

Cash and cash equivalents at end of period	$58,035	$75,175

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$990	$1,315
Supplemental disclosure of non-cash investing and financing activities:
Transfers from loans to real estate owned	$1,675	$33
Cash dividends declared but unpaid	$—	$—

See Notes to the condensed consolidated financial statements.

6.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at March 31, 2012, and its results of operations and cash flows for the three month periods ended March 31, 2012 and 2011. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its Annual Report as of December 31, 2011. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s Annual Report as of December 31, 2011. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the entire year.

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, Datatasx LLC, DCB Insurance Services, Inc. and ORECO, Inc. (collectively referred to herein after as the “Corporation”). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Management considers the Corporation to operate within one business segment, banking. Subsequent to the end of the first quarter 2011, management entered into an agreement to sell the outstanding contracts serviced through Datatasx LLC. Those services were discontinued in September 2011, and were not a significant part of operations or revenue. Management considers both the net contribution and Datatasx’s balance sheet to be immaterial to financial results on a consolidated basis.

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

	Three Months Ended March 31,
	2012	2011
Weighted-average common shares outstanding (basic)	3,717,385	3,717,385
Dilutive effect of assumed exercise of stock options	6,808	—

Weighted-average common shares outstanding (diluted)	3,724,193	3,717,385

7.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Options to purchase 201,999 shares of common stock with a weighted-average exercise price of $12.43 were outstanding at March 31, 2012. There were 17,707 vested shares included in the computation of common share equivalents for the three-month period then ended because the average fair value of the shares was greater than the exercise price.

Options to purchase 277,389 shares of common stock with a weighted-average exercise price of $11.95 were outstanding at March 31, 2011, but were excluded from the computation of common share equivalents for the three- month period then ended because the exercise price was greater than the average fair value of the shares.

Equity compensation plan

The Corporation’s shareholders approved an employee and director equity compensation plan (the “Plan”) in May 2004. This plan permits the award of options to purchase shares of the Corporation at a specified price, restricted stock and other equity-based compensation. The plan is limited to 300,000 shares. The awards granted to employees vest 20% per year over a five-year period. The options expire after ten years. No awards were granted for the period ended March 31, 2012. At March 31, 2012, options to purchase 104,793 shares were exercisable, and 98,001 shares remained available for grant under this plan.

The Corporation recognizes compensation cost for unvested equity-based awards based on their grant-date fair value. The Corporation recorded $8 and $30 in compensation cost for equity-based awards that vested during the three months ended March 31, 2012 and 2011, respectively. The Corporation has $60 of total unrecognized compensation cost related to non-vested equity-based awards granted under its equity compensation plan as of March 31, 2012, which is expected to be recognized over a weighted-average period of 3.2 years.

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Corporation’s stock.

A summary of the status of the Corporation’s equity compensation plan as of March 31, 2012, and changes during the periods then ended are presented below:

	Three months Ended March 31, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	216,179	$12.44	7.1 years
Granted	0	—	—
Forfeited	(14,180)	13.08	—

Outstanding at end of period	201,999	$12.43	6.8 years

Options exercisable at period end	104,793	$18.37

The following information applies to options outstanding at March 31, 2012:

Number Outstanding	Range of Exercise Prices
54,965	$23.00 - $30.70
30,894	$14.15 - $16.90
116,140	$3.35 - $9.00

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

8.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The valuation of other assets requires that management utilize a variety of estimates and analysis to determine whether an asset is impaired or other-than-temporarily impaired (“OTTI”). After determining the appropriate methodology for fair value measurement, management then evaluates whether or not declines in fair value below book value are temporary or other-than-temporary impairments. When the Corporation does not intend to sell a debt security, and it is more likely than not that the Corporation will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

9.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, such loans are not separately identified for impairment disclosures. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Uncollectability is usually determined based on a pre-determined number of days in the case of consumer loans, or, in the case of commercial loans, is based on delinquency, collateral and other legal considerations. Consumer loans are charged-off prior to 120 days of delinquency, but could be charged off earlier, depending on the individual circumstances. Mortgage loans are charged down prior to 180 days of delinquency, but could be charged off sooner, again, depending upon individual circumstance. Typically, loans collateralized by consumer real estate are partially charged down to the estimated liquidation value, which is generally based on appraisal less costs to hold and liquidate. Commercial and commercial real estate loans are evaluated for impairment and typically reserved based on the results of the analysis, then subsequently charged down to a recoverable value when loan repayment is deemed to be collateral dependent. Both consumer and commercial loans can be partially charged down depending on a number of factors, including: the remaining strength of the borrower and guarantor; the type and value of the collateral, and the ease of liquidating collateral; and whether or not collateral is brought onto the bank’s balance sheet via repossession.

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

An individual loan is placed on a non-accruing status if, in the judgmant of management, it is unlikely that all principal and interest will be received according to the terms of the note. Loans on non-accrual may be eligible to be returned to an accruing status after six months of compliance. However, there are number of factors that could prevent a loan from returning to accruing status, even after remaining in compliance with loan terms for the aforementioned six-month period, such as deteriorating collateral, negative cash flow changes and inability to reduce debt to income ratios.

10.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements:

FASB ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the consolidated financial statements.

FASB ASU 2011-05, Presentation of Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the Corporation currently reports comprehensive income in two separate but consecutive statements with all of the components required by ASU 2011-05, the adoption of this guidance has had no impact on the consolidated financial statements.

NOTE 2 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were as follows:

March 31, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$28,221	$65	$(135)	$28,151
State and municipal obligations	19,833	581	(61)	20,353
Corporate bonds	2,738	38	(6)	2,770
Mortgage-backed securities	36,747	830	(13)	37,564

Total	$87,539	$1,514	$(215)	$88,838

11.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES (continued)

December 31, 2011

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$35,393	$439	$(24)	$35,808
State and municipal obligations	15,497	548	(50)	15,995
Corporate bonds	1,854	—	(17)	1,837
Mortgage-backed securities	33,478	1,021	(26)	34,473

Total	$86,222	$2,008	$(117)	$88,113

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

March 31, 2012

	Adjusted Amortized Cost	Gross Unrealized (Loss)	Estimated Fair Value
Collateralized debt obligations	$1,045	$830	$1,840

December 31, 2011

	Adjusted Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Collateralized debt obligations	$1,010	$350	$1,360

12.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES (continued)

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the three-month periods ended March 31, 2012 and 2011.

Accumulated Credit Losses:

	Three Months Ended March 31,
	2012	2011
Credit losses on debt securities held
Beginning of period	$4,015	$3,924
Additions related to other-than-temporary losses not previously recognized	—	92
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized other-than-temporary losses	—	—
Reductions due to increases in expected cash flows	—	—

End of period	$4,015	$4,015

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

March 31, 2012
	(Less than 12 months)			(12 months or longer)					Total Unrealized
Description of Securities	Number of investments	Fair value	Unrealized losses	Number of investments value	Fair losses	Unrealized investments	Number of value	Fair losses
U.S. Government and agency obligations	11	$11,383	$(135)	0	$—	$—	11	$11,383	$(135)
State and municipal obligations	10	3,654	(61)	0	—	—	10	3,654	(61)
Corporate bonds	2	958	(6)	0	—	—	2	958	(6)
Mortgage-backed securities and other	4	4,326	(13)	0	—	—	4	4,326	(13)

Total securities	27	$20,321	$(215)	0	$—	$—	27	$20,321	$(215)

December 31, 2011
	(Less than 12 months)			(12 months or longer)					Total Unrealized
Description of Securities	Number of investments	Fair value	Unrealized losses	Number of investments value	Fair losses	Unrealized investments	Number of value	Fair losses
U.S. Government and agency obligations	5	$5,498	$(24)	0	$—	$—	5	$5,498	$(24)
State and municipal obligations	11	4,516	(50)	0	—	—	11	4,516	(50)
Corporate bonds	3	1,562	(17)	0	—	—	3	1,562	(17)

Mortgage-backed securities and other	5	5,435	(26)	0	—	—	5	5,435	(26)

Total securities	24	$17,011	$(117)	0	$—	$—	24	$17,011	$(117)

13.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES (continued)

The unrealized losses on the Corporation’s investments in U.S. Government and agency obligations, state and political subdivision obligations, corporate bonds and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2012 or December 31, 2011.

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

Credit losses on these securities are calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in the securities to be other-than-temporarily impaired at March 31, 2012.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

At March 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity other than the pooled trust securities as noted above.

The amortized cost and estimated fair value of all debt securities at March 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$16,276	$16,341	$—	$—
Due after one to five years	13,844	14,159	—	—
Due after five to ten years	17,457	17,519	—	—
Due after ten years	3,215	3,255	1,045	1,840
Mortgage-backed and related securities	36,747	37,564	—	—

Total	$87,539	$88,838	$1,045	$1,840

Securities with a fair value of $67,446 at March 31, 2012 were pledged to secure public deposits and other obligations.

14.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 3 – LOANS

Loans at March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012	December 31, 2011
Commercial and industrial	$115,078	$126,225
Commercial real estate	122,659	129,958
Residential real estate and home equity	78,637	83,814
Consumer and credit card	18,193	19,770

Total loans receivable	334,567	359,767
Add: Net deferred loan origination costs	(7)	—

Total loans receivable	$334,560	$359,767

NOTE 4 – CREDIT QUALITY

Allowance for Credit Losses

The following table depicts the charge-offs, recoveries and provision for various categories of loans in the Corporation’s portfolios and indicates whether loans in those categories were individually or collectively evaluated for impairment. It also provides the dollar amount of reserves allocated to those portfolios based on analysis. Note that the reduced provision for commercial and industrial loans is the result of loans that were individually evaluated for impairment and assigned reserves in prior periods either improving their credit quality or paying off, which subsequently reduced the need for carrying reserves. As presented within this note, commercial real estate includes real estate construction and land development loans.

15.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

Three Months Ended March 31, 2012

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Beginning balance	$425	$1,952	$6,916	$291	$9,584
Charge-offs	(124)	(116)	(660)	—	(900)
Recoveries	64	108	7	5	184
Provision	28	271	260	(84)	475

Ending balance	$393	$2,215	$6,523	$212	$9,343

Individually evaluated for impairment	$—	$446	$5,042	$—	$5,488
Collectively evaluated for impairment	393	1,769	1,481	212	3,855

Ending balance	$393	$2,215	$6,523	$212	$9,343

Financing receivables
Individually evaluated for impairment	$—	$11,731	$27,964	$—	$39,695
Collectively evaluated for impairment	18,193	103,347	94,695	78,637	294,872

Total	$18,193	$115,078	$122,659	$78,637	$334,567

16.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

Three Months Ended March 31, 2011

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Beginning balance	$796	$4,174	$6,786	$491	$12,247
Charge-offs	(117)	(1,419)	(1,159)	(35)	(2,730)
Recoveries	70	35	—	3	108
Provision	6	(877)	1,515	31	675

Ending balance	$755	$1,913	$7,142	$490	$10,300

Individually evaluated for impairment	$—	$651	$5,612	$—	$6,263
Collectively evaluated for impairment	755	1,262	1,530	490	4,037

Ending balance	$755	$1,913	$7,142	$490	$10,300

Financing receivables
Individually evaluated for impairment	$—	$15,425	$36,003	$—	$51,428
Collectively evaluated for impairment	21,940	128,159	115,142	91,553	356,794

	$21,940	$143,584	$151,145	$91,553	$408,222

17.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Generally, commercial and commercial real estate loans with risk grades Substandard, Vulnerable, Doubtful, or Loss, with aggregate relationships greater than $250, are evaluated for impairment. Interest income on impaired loans is recognized when accrued, for loans that remain in a performing status. Loans that are not performing and in a non-accrual status recognize interest only on cash basis if circumstances warrant.

The following presents by class, information related to the Company’s impaired loans as of March 31, 2012 and December 31, 2011.

At March 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded
Consumer and credit card	$—	$—	$—
Commercial and industrial	3,338	3,416	—
Commercial real estate	12,700	13,533	—
Residential real estate and home equity	—	—	—
With Allowance Recorded
Consumer and credit card	—	—	—
Commercial and industrial	8,393	9,881	446
Commercial real estate	15,264	18,652	5,042
Residential real estate and home equity	—	—	—
Total
Consumer and credit card	—	—	—
Commercial and industrial	11,731	13,297	446
Commercial real estate	27,964	32,185	5,042
Residential real estate and home equity	—	—	—

Total	$39,695	$45,482	$5,488

18.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

At December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded
Consumer and credit card	$—	$—	$—
Commercial and industrial	4,400	5,303	—
Commercial real estate	16,061	21,116	—
Residential real estate and home equity	—	—	—
With Allowance Recorded
Consumer and credit card	—	—	—
Commercial and industrial	8,220	9,647	2,003
Commercial real estate	15,355	18,740	4,090
Residential real estate and home equity	—	—	—
Total
Consumer and credit card	—	—	—
Commercial and industrial	12,620	14,950	2,003
Commercial real estate	31,416	39,856	4,090
Residential real estate and home equity	—	—	—

Total	$44,036	$54,806	$6,093

19.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011.

March 31, 2012	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded
Consumer and credit card	$—	$—
Commercial and industrial	4,324	45
Commercial real estate	12,501	155
Residential real estate and home equity	—	—
With Allowance Recorded
Consumer and credit card	—	—
Commercial and industrial	10,844	141
Commercial real estate	26,399	177
Residential real estate and home equity	—	—
Total
Consumer and credit card	—	—
Commercial and industrial	15,168	186
Commercial real estate	38,900	332
Residential real estate and home equity	—	—

Total	$54,068	$518

March 31, 2011	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded
Consumer and credit card	$—	$—
Commercial and industrial	5,170	63
Commercial real estate	16,009	178
Residential real estate and home equity	—	—
With Allowance Recorded
Consumer and credit card	—	—
Commercial and industrial	12,280	195
Commercial real estate	23,958	186
Residential real estate and home equity	—	—
Total
Consumer and credit card	—	—
Commercial and industrial	17,450	258
Commercial real estate	39,967	364
Residential real estate and home equity	—	—

Total	$57,417	$622

20.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

The allowance for impaired loans is included in the Corporation’s overall allowance for loan losses. The provision necessary to increase this allowance is included in the Corporation’s overall provision for losses on loans.

Financing receivables on nonaccrual status at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Consumer and credit card	$—	$46
Commercial and industrial	1,913	2,381
Commercial real estate	4,712	6,698
Residential real estate and home equity	443	451

Total	$7,068	$9,576

Credit Quality Indicators

Corporate risk exposure by risk profile was as follows at March 31, 2012:

Category	Commercial and Industrial	Commercial Real Estate
Pass - 1 through 4	$84,303	$85,902
Vulnerable - 5	10,072	6,764
Substandard - 6	20,703	29,993
Doubtful - 7	—	—
Loss - 8	—	—

Total	$115,078	$122,659

Corporate risk exposure by risk profile was as follows at December 31, 2011:

Category	Commercial and Industrial	Commercial Real Estate
Pass - 1 through 4	$88,948	$90,364
Vulnerable - 5	15,265	5,605
Substandard - 6	22,012	33,989
Doubtful - 7	—	—
Loss - 8	—	—

Total	$126,225	$129,958

21.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

Risk Category Descriptions

Pass (Prime – 1, Good – 2, Fair – 3, Compromised – 4)

Loans with a pass grade have a higher likelihood that the borrower will be able to service its obligations in accordance with the terms of the loan than those loans graded 5, 6, 7, or 8. The borrower’s ability to meet its future debt service obligations is the primary focus for this determination. Generally, a borrower’s expected performance is based on the borrower’s financial strength as reflected by its historical and projected balance sheet and income statement proportions, its performance, and its future prospects in light of conditions that may occur during the term of the loan.

Vulnerable (Special Mention) – 5

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

Substandard – 6

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

Doubtful – 7

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

Loss – 8

Loans are considered uncollectible and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

22.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

Consumer Risk

Consumer risk based on payment activity at March 31, 2012 is as follows.

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$18,049	$78,147
Non-performing	144	490

Total	$18,193	$78,637

Consumer risk based on payment activity at December 31, 2011 is as follows.

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$19,525	$83,317
Non-performing	245	497

Total	$19,770	$83,814

Age Analysis of Past Due Loans

The following table presents past due loans aged as of March 31, 2012.

Category	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 days and Accruing
Consumer and credit card	$117	$49	$144	$310	$17,883	$18,193	$144
Commercial and industrial	51	80	890	1,021	114,057	115,078	500
Commercial real estate	1,207	1,705	2,125	5,037	117,622	122,659	—
Residential real estate and home equity	—	240	489	729	77,908	78,637	46

Total	$1,375	$2,074	$3,648	$7,097	$327,470	$334,567	$690

23.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

The following table presents past due loans aged as of December 31, 2011.

Category	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 days and Accruing
Consumer and Credit Card	$250	$177	$245	$672	$19,098	$19,770	$199
Commercial and Industrial	9	165	706	880	125,345	126,225	740
Commercial Real Estate	—	—	5,803	5,803	124,155	129,958	—
Residential Real Estate and Home Equity	135	67	497	699	83,115	83,814	46

Total	$394	$409	$7,251	$8,054	$351,713	$359,767	$985

Troubled Debt Restructurings

Information regarding Troubled Debt Restructuring (“TDR”) loans for the three month period ended March 31, 2012 is as follows:

	Three Months Ended
	March 31, 2012
	Number of Contracts	Recorded Investment (as of period end)
Consumer and Credit Card	2	$2
Commercial and Industrial	—	—
Commercial Real Estate	—	—
Residential Real Estate and Home Equity	—	—

Total	2	$2

The following presents by class loans modified in a TDR from April 1, 2011 through March 31, 2012 that subsequently defaulted (i.e. 60 days or more past due following a modification) during the three month period ended March 31, 2012.

TDRs that defaulted during the period, within twelve months of their modification date

	Three Months Ended
	March 31, 2012
	Number of Contracts	Recorded Investment as of period end (1)
Consumer and Credit Card	1	$10
Commercial and Industrial	1	113
Commercial Real Estate	—	—
Residential Real Estate and Home Equity	—	—

Total	2	$123

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

24.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of concessions when modifying a loan; however, forgiveness of principal is rarely granted. Depending on the financial condition of the borrower, the purpose of the loan and the type of collateral supporting the loan structure; modifications can be either short-term (12 months or less) or long term (greater than one year). Commercial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor may be requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period.

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

As mentioned above, an individual loan is placed on a non-accruing status if, in the judgment of management, it is unlikely that all principal and interest will be received according to the terms of the note. Loans on non-accrual may be eligible to be returned to an accruing status after six months of compliance with the modified terms. However, there are a number of factors that could prevent a loan from returning to accruing status, even after remaining in compliance with loan terms for the aforementioned six-month period, such as deteriorating collateral, negative cash flow changes and inability to reduce debt to income ratios.

25.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 – FAIR VALUE MEASUREMENTS

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

26.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011:

March 31, 2012

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$28,151	$—	$28,151	$—
State and municipal obligations	20,353	—	20,353	—
Corporate bonds	2,770	—	2,770	—
Mortgage-backed and other securities	37,564	—	37,564	—

Total	$88,838	$—	$88,838	$—

December 31, 2011

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$35,808	$—	$35,808	$—
State and municipal obligations	15,995	—	15,995	—
Corporate bonds	1,837	—	1,837	—
Mortgage-backed and other securities	34,473	—	34,473	—

Total	$88,113	$—	$88,113	$—

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

Certain collateralized debt obligations are classified as held to maturity. The Corporation recognized other-than- temporary impairment on the securities as of March 31, 2011, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.

Impaired loans

At March 31, 2012 and December 31, 2011, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

27.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011.

March 31, 2012

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateralized debt obligations	$1,840	$—	$—	$1,840
Impaired loans	18,179	—	—	18,179
Real estate owned	407	—	—	407

December 31, 2011

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateralized debt obligations	$1,360	$—	$—	$1,360
Impaired loans	17,483	—	—	17,483
Real estate owned	1,590	—	—	1,590

28.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

Carrying amount and estimated fair values of financial instruments were as follows:

	March 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$58,035	$58,035	$58,035
Securities available-for-sale	88,838	88,838		88,838
Securities held-to-maturity	1,045	1,840			1,840
Loans (net of allowance)	325,217	319,822			319,822
FHLB stock	3,799	3,799		3,799
Accrued interest receivable	1,458	1,458	1,458
Financial liabilities
Noninterest-bearing deposits	$88,516	$88,516		$88,516
Interest-bearing deposits	367,814	368,073		368,073
FHLB advances	24,298	24,615		24,615
Accrued interest payable	372	372	372

	December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$39,314	$39,314	$39,314
Securities available-for-sale	88,113	88,113		88,113
Securities held-to-maturity	1,010	1,360			1,360
Loans (net of allowance)	350,183	345,774			345,774
FHLB stock	3,799	3,799		3,799
Accrued interest receivable	1,480	1,480	1,480
Financial liabilities
Noninterest-bearing deposits	$82,429	$82,429		$82,429
Interest-bearing deposits	362,999	364,086		364,086
FHLB advances	40,036	40,616		40,616
Accrued interest payable	340	340	340

The estimated fair value of cash and cash equivalents, FHLB stock, accrued interest receivable, noninterest bearing deposits, federal funds purchased and other short-term borrowings and accrued interest payable approximates the related carrying amounts.

For fixed-rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale is based on market quotes. Fair values of long-term FHLB advances are based on current rates for similar financing. Fair values of off-balance-sheet items are based on the current fee or cost that would be charged to enter into or terminate such agreements. Those costs are not material.

29.

DCB FINANCIAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Item 1A.	Risk Factors

There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K/A for the year ended December 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at March 31, 2012, compared to December 31, 2011, and the consolidated results of operations for the three months ended March 31, 2012, compared to the same period in 2011. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Overview of the first quarter of 2012

The Corporation, through the Bank, provides customary retail banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, real estate mortgage loans and installment loans. The Bank also provides trust and wealth management products and services through its own trust department and its Raymond James affiliation. It also offers a variety of commercial and commercial real estate loans along with treasury management services to various commercial businesses.

30.

DCB FINANCIAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been under some pressures mainly attributable to an overall slowdown in economic activity and related increases in unemployment levels, loan foreclosure volume and a decline in real estate values. The Corporation’s business has been under pressure due primarily to market interest rate conditions, competition and a slowdown in the economy. Real estate values, especially in the Bank’s core geographic area, have declined during the past several years and the lower values have continued into the first three months of 2012.

•

The Corporation’s total assets remained relatively consistent with December 31, 2011, decreasing 1.0%. The decrease was mainly attributed to the decline in the loan portfolio, partially offset by an increase in total cash and cash equivalents.

•

As previously reported, in October 2010, the Corporation’s wholly-owned bank subsidiary entered into a Consent Agreement with the FDIC which requires that Tier-1 and Total Risk Based Capital percentages reach 9.0% and 13.0% respectively. As of March 31, 2012, the Bank’s capital ratios, as previously noted, were not at these levels. The Corporation and its subsidiaries meet all published regulatory capital requirements. The ratio of total capital to risk-weighted assets was 10.3% at March 31, 2012, while the Tier 1 risk-based capital ratio was 6.7%.

•

Net income for the first three months of 2012 totaled $159, an improvement over the net income of $33 for the same period in 2011. This is mainly attributed to the decline in the provision for loan losses period to period and the reduced recognition of other-than-temporary impairment and decreased operating expenses.

•

The provision for loan losses totaled $475 for the three months ended March 31, 2012 compared to $675 in the first three months of 2011. DCB maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.

•

The Corporation’s net interest income declined from the same period in 2011. Net interest income decreased to $4,006 for the three months ended March 31, 2011 compared to $4,613 for the same period in 2011. The lower net interest income is mainly attributed to the overall decline in interest-earning assets.

•

Total borrowings decreased to $24,289 at March 31, 2012 from $40,036 at December 31, 2011. This is mainly due to the payoff of long-term debt with excess cash because of the improved ability to raise deposits from its core customer base.

ANALYSIS OF FINANCIAL CONDITION

The Corporation’s assets totaled $517,753 at March 31, 2012, compared to $522,881 at December 31, 2011, a decrease of $5,128, or 1.0%. Cash and cash equivalents increased by $18,721 from year end, totaling $58,035 at March 31, 2012 as a result of increased deposits and run-off in the loan portfolios. Total securities increased slightly from December 31, 2011. Management utilizes investment securities to provide the Corporation with the flexibility to move funds into loans as demand warrants, and as collateral for various borrowing opportunities.

Total loans decreased $25,207, or 7.0%, during the first three months of 2012. The decline in outstanding loan balances is mainly due to the lower volume of new originations due to the current economy and payoffs within the current portfolio. The Corporation’s loan originations have remained lower, as the availability of quality lending opportunities within the Bank’s marketplace remain low.

Total deposits increased $10,902, from $445,428 at December 31, 2011 to $456,330 at March 31, 2012. Noninterest-bearing deposits grew by 7.4%, or $6,087, from year-end. Focus on core-deposit growth over the past 15 months has contributed to this growth.

Total borrowings decreased $15,747 during the three months ended March 31, 2012. The decline in long-term borrowings was mainly attributed to the Bank reducing its FHLB debt through the early pay-off of existing balances. In previous years, the Company utilized a matched funding methodology for its borrowing and deposit activities. However, with its current deposit base and adequate cash balances, there has been less need for the utilization of borrowed funds.

31.

DCB FINANCIAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

COMPARISON OF RESULTS OF OPERATIONS

Net Income. The Corporation reported net income of $159 for the three months ended March 31, 2012, compared to $33 in 2011. The improvement in profitability was mainly attributed to reduced provision expense, reduced recognition of other-than-temporary impairment, and a reduction in operating expenses. These expense reductions were partially offset by reduced net interest income.

Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities.

Net interest income of $4,006 decreased from the $4,613 reported for the three months ended March 31, 2011. This change is mainly attributed to a year-over-year decline in earning assets, but continuing stable margins. Net interest margin was 3.35% for the first quarter 2012, compared to 3.39% for the linked fourth quarter 2011 and 3.52% for the first quarter 2011.

The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank’s cost of funds to take advantage of pricing and cash flow opportunities. Additionally, because of the increased competition in the Bank’s primary marketplace, management has continued to recognize the importance of offering special rates on certain deposit products. These special deposit rates tend to affect negatively the Corporation’s net interest margin. It is likely that these rates will continue to be offered to secure liquidity while maintaining market share.

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

The provision for loan losses totaled $475 for the three months ended March 31, 2012, compared to $675 for the same period in 2011. During the current quarter, the Bank has experienced an improvement in credit risk due to reduced problem loans, reduced nonaccrual loans and reduced delinquency rates. The main reasons for this are positive results from workout activities, charge-offs of bad loans and increased collection efforts. On a quarterly basis, management completes a rigorous loan quality review on its problem credits to determine if additional reserves are needed for expected future credit losses.

Non-accrual loans at March 31, 2011 were $7,068, a decrease of $2,508 from the December 31, 2011 balance of $9,576, as problems loans have stabilized in response to workout activities. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. Delinquent loans over thirty days past due decreased to 2.12% of total loans at March 31, 2012 from 2.24% at December 31, 2011. Delinquent loans are mainly attributed to the real estate investment and commercial portfolios.

The allowance for loan losses was $9,343, or 2.79% of total loans at March 31, 2012, compared to $9,584, or 2.66% of total loans at December 31, 2011. Net charge-offs for the first quarter were $717, which were mainly attributed to residential and commercial real estate loans. Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level.

Noninterest Income. Total noninterest income for the quarter was $1,688, slightly ahead of the $1,502 recognized in the first quarter of 2011. This increase is attributed to increased gains on security sales, offset by OREO property write downs. The gain on security sales was the result of continuing to re-balance the investment portfolio in order to more fully diversify the credit risks.

32.

DCB FINANCIAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Noninterest Expense. The total noninterest expense of $4,871 for the first quarter represents a decline of $560, or 10.3%, from the three months ended March 31, 2011. The decrease in operating expense is attributed to a reduction in salary and benefits, a decline in occupancy expense and a reduction in insurance costs, including Federal Insurance Deposit Corporation (FDIC) deposit insurance premiums. These declines were offset by a one-time pre-payment penalty that was incurred on the early retirement of FHLB long-term debt which carried a higher interest rate than other sources of Bank funds, such as core deposits.

Income Taxes. The Corporation recorded a tax provision totaling $189 for the three months ended March 31, 2012, compared to a tax credit of $24 in the first quarter of 2011. Tax expense relates to the change in fair value of the available for sale investment portfolio.

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

Cash and cash equivalents increased $18,721 to total $58,035 at March 31, 2012 as compared to December 31, 2011. The Bank is offering a number of retail deposit programs to increase core deposits while reducing reliance on large depositors. Cash and equivalents represented 11.2% of total assets at March 31, 2012 and 7.5% of total assets at December 31, 2011. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and the Federal Reserve Bank should the Corporation need to supplement its future liquidity. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

CAPITAL RESOURCES

Total shareholders’ equity decreased $208 between December 31, 2011 and March 31, 2012. The decrease was due to an increase in accumulated other comprehensive loss, partially offset by the period’s net income of $159.

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

The Corporation and its subsidiaries meet all published regulatory capital requirements. The ratio of total capital to risk-weighted assets was 10.3% at March 31, 2012, while the Tier 1 risk-based capital ratio was 6.7%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 6.2% at March 31, 2012. The Corporation’s wholly-owned bank reported total capital to risk-weighted assets of 10.6% at March 31, 2012. As previously reported, in October 2010, the Corporation’s wholly-owned bank subsidiary entered into a Consent Agreement with the FDIC which requires that Tier-1 and Total Risk Based Capital percentages reach 9.0% and 13.0% respectively.

33.

DCB FINANCIAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of March 31, 2012.

Contractual Obligations	PAYMENT DUE BY YEAR
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB advances	$24,289	$14,500	$2,358	$4,885	$2,546
Federal funds purchased and other short-term borrowings	—	—	—	—	—
Operating lease obligations	5,433	598	1,074	893	2,868
Loan and line of credit commitments	66,803	40,299	—	—	26,504

Total Contractual Obligations	$96,525	$55,397	$3,432	$5,778	$31,918

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities. For example, the asset/liability model that the Corporation currently employs attempts to measure the change in NPV for a variety of interest rate scenarios, typically for up and down parallel shifts of -100 to 400 basis points in market rates.

The Corporation’s Annual Report includes a table depicting the changes in the Corporation’s interest rate risk as of December 31, 2011, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +400 basis points in market interest rates. Management believes that no events have occurred since December 31, 2011 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.

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

The Corporation can utilize various tools to reduce exposure to changes in interest rates including offering floating versus fixed-rate products, or utilizing interest rate swaps. Additional consideration should also be given to today’s current interest rate levels. Several deposit products are within 200 basis points of zero percent and other products within 300 basis points. Should rates decline, fewer liabilities could be repriced down to offset potentially lower yields on loans. Thus, decreases could also impact future earnings and the Corporation’s NPV.

34.

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

The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and state and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges and in its pricing on the variety of accounts it offers to the depositor. The Corporation confirms its pricing strategies by measuring its rates, costs and fees against competing financial services companies. The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus a spread over the index. The interest spread depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are reviewed weekly by management and are generally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area and develop funding opportunities while earning an adequate interest rate margin.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13Q-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

35.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2012

PART II—OTHER INFORMATION

Item 1	—	Legal Proceedings: There are no matters required to be reported under this item.

Item 2	—	Unregistered Sales of Equity Securities and Use of Proceeds
There are no matters required to be reported under this item.

Item 3	—	Defaults upon Senior Securities:
There are no matters required to be reported under this item.

Item 4	—	Mine Safety Disclosures:
There are no matters required to be reported under this item.

Item 5	—	Other Information:
There are no matters required to be reported under this item.

Item 6	—	Exhibits:
Exhibits – The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003.

3.2	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003.

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes- Oxley Act of 2002

101

The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language ) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

Pursuant to Rule 406T of Regulation S-T, the interactive data files included as Exhibit 101 are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

36.

DCB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP
(Registrant)

Date: May 15, 2012	/s/ Ronald J. Seiffert
Ronald J. Seiffert President and Chief Executive Officer

Date: May 15, 2012	/s/ John A. Ustaszewski
John A. Ustaszewski
Senior Vice President and Chief Financial Officer

37.

DCB FINANCIAL CORP

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003, Exhibit 3.1

3.2	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003, Exhibit 3.2

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101

The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language ) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

Pursuant to Rule 406T of Regulation S-T, the interactive data files included as Exhibit 101 are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

38.