Form 10-Q
period 2012-06-30
DCB FINANCIAL CORP
filed 2012-08-14
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2012

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

As of August 10, 2012, the latest practicable date, 3,717,385 shares of the registrant’s common stock, no par value, were issued and outstanding.

DCB FINANCIAL CORP

FORM 10-Q

DCB FINANCIAL CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except per share data)

Item 1. Financial Statements

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from financial institutions	$16,301	$11,067
Interest-bearing deposits	40,852	28,247

Total cash and cash equivalents	57,153	39,314
Securities available-for-sale	95,051	88,113
Securities held-to-maturity	1,080	1,010

Total securities	96,131	89,123
Loans	322,777	359,767
Less allowance for loan losses	(9,148)	(9,584)

Net Loans	313,629	350,183
Real estate owned	4,741	4,605
Investment in FHLB Stock	3,799	3,799
Premises and equipment, net	11,709	12,107
Bank owned life insurance	18,233	17,822
Accrued interest receivable and other assets	5,313	5,928

Total assets	$510,708	$522,881

LIABILITIES
Noninterest bearing deposits	$89,622	$82,429
Interest bearing deposits	360,022	362,999

Total deposits	449,644	445,428
Federal Home Loan Bank advances	17,568	40,036
Accrued interest payable and other liabilities	8,299	2,718

Total liabilities	475,511	488,182

STOCKHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized 4,273,908 issued	3,785	3,785
Retained earnings	45,587	45,145
Treasury stock, at cost, 556,523 shares	(13,494)	(13,494)
Accumulated other comprehensive loss	(681)	(737)

Total stockholders’ equity	35,197	34,699

Total liabilities and stockholders’ equity	$510,708	$522,881

See accompanying notes to the consolidated financial statements.

DCB FINANCIAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest and dividend income

Loans	$4,081	$5,106	$8,447	$10,434
Taxable securities	560	540	1,151	1,050
Tax-exempt securities	56	87	117	180
Federal funds sold and other	28	37	49	57

Total interest income	4,725	5,770	9,764	11,721

Interest expense

Deposits	631	697	1,296	1,399
Borrowings	226	585	594	1,222

Total interest expense	857	1,282	1,890	2,621

Net interest income	3,868	4,488	7,874	9,100

Provision for loan losses	255	2,536	730	3,211

Net interest income after provision for loan losses	3,613	1,952	7,144	5,889

Non-interest income
Service charges on deposit accounts	596	647	1,194	1,210
Trust department income	224	206	450	465
Net gain on sales of assets	(42)	(14)	314	97
Net gain on sale of loans	—	19	—	38
Treasury management fees	65	101	132	214
Data processing servicing fees	—	286	—	426
Earnings on bank owned life insurance	166	249	410	416
Total other-than-temporary impairment losses	—	—	—	(75)
Portion of loss recognized in (reclassified from) other comprehensive loss (before taxes)	—	—	—	(17)

Net impairment losses recognized in income	—	—	—	(92)
Other	225	251	422	473

Total noninterest income	1,234	1,745	2,922	3,247

Noninterest expense
Salaries and other employee benefits	2,358	2,767	4,613	5,172
Occupancy and equipment	695	920	1,538	1,946
Professional services	307	355	698	761
Advertising	104	91	188	177
Postage, freight and courier	32	63	83	158
Supplies	51	49	89	87
State franchise taxes	104	125	208	250
Federal deposit insurance premiums	284	482	575	889
Other	847	969	1,661	1,811

Total noninterest expense	4,782	5,821	9,653	11,251

Net income (loss) before income taxes	65	(2,124)	413	(2,115)
Income tax benefit	(218)	(268)	(29)	(292)

Net income (loss)	$283	$(1,856)	$442	$(1,823)

Basic and diluted earnings (loss) per common share	$0.08	$(0.50)	$0.12	$(0.49)

Dividends per share	$—	$—	$—	$—

See Notes to condensed consolidated financial statements.

DCB FINANCIAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$283	$(1,856)	$ 442	$(1,823)

Reclassification adjustment for realized gains (losses) Included in net income, net of taxes of $0, $0, $0 and $31	—	—	—	61

Unrealized gains (loss) on securities available-for-sale, net of taxes of $206, $259, $24 and $245	400	502	46	476

Net unrealized gains on securities held-to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of realized losses and net of taxes of $11, $323, $5 and $4	23	627	10	11

Comprehensive income (loss)	$706	$(727)	$498	$(1,275)

See Notes to condensed consolidated financial statements.

DCB FINANCIAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2012	2011
Cash flows provided by (used in) operating activities	$48,957	$(2,825)

Cash flows provided by investing activities
Securities
Purchases	(37,563)	(13,868)
Maturities, principal payments and calls	17,149	13,208
Sales	12,934	—
Net change in loans	36,554	30,586
Proceeds from sale of real estate owned	1,672	1,324
Premises and equipment expenditures	(44)	(287)

Net cash flows provided by investing activities	30,702	30,963

Cash flows provided by financing activities
Net change in deposits	(4,216)	58,982
Net change in federal funds purchased and other short-term borrowings	—	139
Repayment of Federal Home Loan Bank advances	(57,604)	(6,660)

Net cash provided by (used in) financing activities	(61,820)	52,461

Net change in cash and cash equivalents	17,839	80,599
Cash and cash equivalents at beginning of period	39,314	33,521

Cash and cash equivalents at end of period	$57,153	$114,120

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,866	$3,815

Supplemental disclosures of non-cash investing and financing activities
Transfers from loans to real estate owned	$2,158	$1,955

See Notes to condensed consolidated financial statements.

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at June 30, 2012, and its results of operations for the three and six months ended and cash flows for the six month periods ended June 30, 2012 and 2011. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its Annual Report as of December 31, 2011. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s Annual Report as of December 31, 2011. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the entire year.

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, Datatasx LLC, and DCB Insurance Services, Inc. and the Bank’s wholly-owned subsidiary, ORECO, Inc. (collectively, all subsidiaries and the Corporation referred to herein after as the “Corporation”). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Management considers the Corporation to operate within one business segment, banking. Subsequent to the end of the first quarter 2011, management entered into an agreement to sell the outstanding contracts serviced through Datatasx LLC. Those services were discontinued in September 2011, and were not a significant part of operations or revenue.

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

Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A full valuation allowance was taken in 2010, reducing the deferred tax assets, and management is maintaining its full allowance tax position each quarter

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share

Earnings per common share is net income divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares under stock options. Weighted-average shares for basic and diluted earnings per share are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average common shares outstanding (basic)	3,717,385	3,717,385	3,717,385	3,717,385
Dilutive effect of assumed exercise of stock options	22,964	—	15,745	—

Weighted-average common shares outstanding (diluted)	3,740,349	3,717,385	3,733,130	3,717,385

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock option plan

The Corporation’s shareholders approved an employee long-term stock incentive plan (the “Plan”) in May 2004. The Plan provides for awards of equity to certain employees. The Plan is limited to granting 300,000 options. Options to acquire shares that are granted to employees vest 20% per year over a five year period. The options expire after ten years. No options were granted for the six month period ending June 30, 2012. At June 30, 2012, 113,521 shares were exercisable and 98,456 options were available for grant under the Plan.

The Corporation recognizes compensation cost for unvested equity-based awards based on their grant-date fair value. The Corporation recorded $7 and $30 in compensation cost for equity-based awards for the three month period ending June 30, 2012 and 2011, respectively. The Corporation recorded $15 and $60 in compensation cost for equity-based awards that vested during the six month periods ended June 30, 2012 and 2011, respectively. The Corporation has $46 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of June 30, 2012, which is expected to be recognized over a weighted-average period of 3.1 years.

Options to purchase 199,856 shares of common stock with a weighted-average exercise price of $12.52 were outstanding at June 30, 2012. Of this amount, 113,521 options are vested with an average exercise price of $18.12. Earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the three and six month periods. Diluted earnings per share are computed assuming that stock options outstanding are exercised and the proceeds, are used entirely to acquire shares at the average price for the period. Under this method for calculating diluted earnings per share, 22,964 and 15,745 options for the three and six months ended June 30, 2012 were considered dilutive and therefore included in the calculation. Options to purchase 216,179 shares of common stock with a weighted-average exercise price of $12.44, were outstanding at December 31, 2011, but were excluded from the computation of common share equivalents for 2011 due to the loss recognized in 2011.

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A summary of the status of the Plan as of June 30, 2012 and December 31, 2011, and changes during the periods then ended are presented below:

		For the Six Months Ended June 30, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	216,179	$12.44	7.1 years
Exercised	(428)	3.50
Forfeited	(15,895)	12.05

Outstanding at end of period	199,856	$12.52	6.6 years

Options exercisable at period end	113,521	$18.12

		For the Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	285,806	$11.87	8.6 years
Granted	500	3.35
Forfeited	(70,127)	9.40

Outstanding at end of year	216,179	$12.44	7.1 years

Options exercisable at year end	81,800	$18.22

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table depicts nonvested options at June 30, 2012:

Nonvested Shares
Nonvested at January 1, 2012	112,422
Granted	—
Vested	(18,963)
Exercised	(428)
Forfeited or expired	(7,124)

Nonvested at June 30, 2012	86,763

The following information applies to options outstanding at June 30, 2012:

Number Outstanding	Range of Exercise Prices
54,965	$23.00 - $30.70
30,894	$14.15 - $16.90
27,603	$7.50 - $9.00
86,394	$3.50

199,856

Application of Critical Accounting Policies

DCB’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. The most significant estimates and assumptions in the consolidated financial statements are recorded in the allowance for loan losses and in the fair value measurement of financial instruments.

The valuation of other assets requires that management utilize a variety of estimates and analysis to determine whether an asset is impaired or other-than-temporarily impaired (“OTTI”). After determining the appropriate methodology for fair value measurement, management then evaluates whether or not declines in fair value below book value are temporary or OTTI. If it is determined that measured impairment is other-than-temporary, the appropriate loss recognition is recorded within the period that OTTI is recognized. Generally, management utilizes third parties to provide appraisals, analysis or market pricing in support of OTTI analysis.

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

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable but unconfirmed credit losses, increased by the provision for loan losses and decreased by charge-offs net of recoveries. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the required allowance balance based on past loan loss experience, augmented by additional estimates related to the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors.

The allowance consists of both specific and general components. The specific component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the collateral value, or value of expected discounted cash flows of the impaired loan, is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Management utilizes historical loss rates from the previous 12 quarters in the calculation. Management has the ability to adjust these loss rates by utilizing risk ratings based on current period trends. If current period trends differ either positively or negatively from the given weighted historical loss rates, adjustments can be made. The risk ratings either increase the expected loss rates, or decrease the expected loss rates, depending on the variance on actual versus historical trends. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risking rating data.

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

Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, such loans are not separately identified for impairment disclosures. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Uncollectability is usually determined based on a pre-determined number of days in the case of consumer loans, or, in the case of commercial loans, is based on delinquency, collateral and other legal considerations. Consumer loans are charged-off prior to 120 days of delinquency, but could be charged off earlier, depending on the individual circumstances. Mortgage loans are charged down prior to 180 days of delinquency, but could be charged off sooner, depending upon individual circumstance. Typically, loans collateralized by consumer real estate are partially charged down to the estimated liquidation value, which is generally based on appraisal less costs to hold and liquidate. Commercial and commercial real estate loans are evaluated for impairment and typically reserved based on the results of the analysis, then subsequently charged down to a recoverable value when loan repayment is deemed to be collateral dependent. Both consumer and commercial loans can be partially charged down depending on a number of factors, including: the remaining strength of the borrower and guarantor; the type and value of the collateral, and the ease of liquidating collateral; and whether or not collateral is brought onto the Bank’s balance sheet via repossession.

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In the case of commercial and commercial real estate loans, charge-off, partial or whole, takes place when management determines that full collectability of principal balance is unlikely to occur. Subsequent recoveries, if any, are credited to the allowance. Management’s policies for determining impairment, reserves and charge-offs are reviewed and approved by the Board of Directors on an annual basis. Management estimates the required allowance balance based on past loan loss experience, augmented by additional estimates related to the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors.

An individual loan is placed on a non-accruing status if, in the judgment of management, it is unlikely that all principal and interest will be received according to the terms of the note. Loans on nonaccrual may be eligible to be returned to an accruing status after six months of compliance. However, there are number of factors that could prevent a loan from returning to accruing status, even after remaining in compliance with loan terms for the aforementioned six-month period, such as deteriorating collateral, negative cash flow changes and inability to reduce debt to income ratios.

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

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES

As of June 30, 2012:

The amortized cost and estimated fair values of securities available-for-sale were as follows:

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$26,694	$141	$3	$26,832
States and municipal obligations	20,458	882	29	21,311
Corporate bonds	3,637	32	4	3,665
Mortgage-backed securities	42,357	932	46	43,243

Total	$93,146	$1,987	$82	$95,051

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	Adjusted Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Collateralized debt obligations	$1,080	$990	$2,070

As of December 31, 2011:

The amortized cost and estimated fair values of securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$35,393	$439	$24	$35,808
States and municipal obligations	15,497	548	50	15,995
Corporate bonds	1,854	—	17	1,837
Mortgage-backed securities	33,478	1,021	26	34,473

Total	$86,222	$2,008	$117	$88,113

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	Adjusted Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Collateralized debt obligations	$1,010	$350	$1,360

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES (continued)

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the six month periods ended June 30, 2012 and 2011.

Accumulated Credit Losses:

	Six Months Ended June 30,
	2012	2011
Credit losses on debt securities held
Beginning of period	$4,015	$3,923
Additions related to other-than-temporary losses not previously recognized	—	92
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized other-than-temporary losses	—	—
Reductions due to increases in expected cash flows	—	—

End of period	$4,015	$4,015

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES (continued)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

June 30, 2012

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	3	$2,994	$3	—	$—	$—	3	$2,994	$3
Corporate bonds	3	1,307	4	—	—	—	3	1,307	4
State and municipal obligations	6	1,987	29	—	—	—	6	1,987	29
Mortgage- backed securities and other	9	7,997	46	—	—	—	9	7,997	46

Total securities	21	$14,285	$82	—	$—	$—	21	$14,285	$82

December 31, 2011

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	5	$5,498	$24	—	$—	$—	5	$5,498	$24
State and municipal obligations	11	4,516	50	—	—	—	11	4,516	50
Corporate bonds	3	1,562	17	—	—	—	3	1,562	17
Mortgage-backed securities and other	5	5,435	26	—	—	—	5	5,435	26

Total securities	24	$17,011	$117	—	$—	$—	24	$17,011	$117

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES (continued)

The unrealized losses on the Corporation’s investments in U.S. Government and agency obligations, state and political subdivision obligations and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be OTTI at June 30, 2012 or December 31, 2011.

The Corporation’s investment in collateralized debt obligations relates to an original investment of $8,000 in pooled trust securities. The company evaluates those investments on a quarterly basis for OTTI and other unrealized losses due to temporary market factors.

Credit losses on these securities are calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in the securities to be OTTI at June 30, 2012.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

At June 30, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity other than the pooled trust securities as noted above.

The amortized cost and estimated fair value of all debt securities at June 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,028	$1,056	$—	$—
Due from one to five years	17,382	17,482	—	—
Due from five to ten years	21,489	22,000	—	—
Due after ten years	10,890	11,270	1,080	2,070
Mortgage-backed and related securities	42,357	43,243	—	—

Total	$93,146	$95,051	$1,080	$2,070

Securities with a fair value of $73,485 at June 30, 2012 were pledged to secure public deposits and other obligations.

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 3 - LOANS

Loans at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011
Commercial and industrial	$111,806	$126,225
Commercial real estate	117,187	129,958
Residential real estate and home equity	75,437	83,814
Consumer and credit card	18,312	19,770

Subtotal	322,742	359,767
Add: Net deferred loan origination fees	35	—

Total loans receivable	$322,777	$359,767

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

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

For the Three Months Ended June 30, 2012:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Allowance for credit losses:
Beginning balance:	$393	$2,214	$6,524	$212	$9,343
Chargeoffs	(88)	(30)	(414)	(20)	(552)
Recoveries	47	43	5	7	102
Provision	21	(95)	321	8	255

Ending balance:	$373	$2,132	$6,436	$207	$9,148

Individually evaluated for impairment	$—	$494	$5,353	$—	$5,847
Collectively evaluated for impairment	373	1,638	1,083	207	3,301

Ending balance:	$373	$2,132	$6,436	$207	$9,148

As of June 30, 2012:

Financing Receivables:
Individually evaluated for impairment	$—	$11,079	$27,443	$—	$38,522
Collectively evaluated for impairment	18,312	100,727	89,744	75,437	284,220

Ending balance:	$18,312	$111,806	$117,187	$75,437	$322,742

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

For the Six Months Ended June 30, 2012:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Allowance for credit losses:
Beginning balance:	$425	$1,952	$6,916	$291	$9,584
Chargeoffs	(212)	(147)	(1,074)	(19)	(1,451)
Recoveries	111	151	13	11	285
Provision	49	176	581	(76)	730

Ending balance:	$373	$2,132	$6,436	$207	$9,148

Individually evaluated for impairment	$—	$494	$5,353	$—	$5,847
Collectively evaluated for impairment	373	1,638	1,083	207	3,301

Ending balance:	$373	$2,132	$6,436	$207	$9,148

For the Three Months Ended June 30, 2011:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Beginning balance	$755	$1,913	$7,142	$490	$10,300

Chargeoffs	(225)	(235)	(1,093)	(21)	(1,574)
Recoveries	132	10	17	4	93
Provision	133	57	2,337	9	2,536

Ending balance	$725	$1,745	$8,403	$482	$11,355

Individually evaluated for impairment	$—	$504	$7,385	$—	$7,889
Collectively evaluated for impairment	725	1,241	1,018	482	3,466

Ending balance	$725	$1,745	$8,403	$482	$11,355

As of June 30, 2011:

Financing receivables

Individually evaluated for impairment	$—	$15,584	$44,284	$—	$59,868
Collectively evaluated for impairment	21,186	119,767	104,141	90,284	335,378

Total	$21,186	$135,351	$148,425	$90,284	$395,246

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

For the Six Months Ended June 30, 2011:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Beginning balance	$796	$4,174	$6,786	$491	$12,247

Chargeoffs	(342)	(1,654)	(2,251)	(57)	(4,304)
Recoveries	132	45	17	7	201
Provision	139	(820)	3,851	41	3,211

Ending balance	$725	$1,745	$8,403	$482	$11,355

Individually evaluated for impairment	$—	$504	$7,385	$—	$7,889
Collectively evaluated for impairment	725	1,241	1,018	482	3,466

Ending balance	$725	$1,745	$8,403	$482	$11,355

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

Impaired Loans

A loan is considered impaired when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Generally, commercial and commercial real estate loans with risk grades Substandard, Vulnerable, Doubtful, or Loss, with aggregate relationships greater than $250 are evaluated for impairment. Interest income on impaired loans is recognized when accrued, for loans that remain in a performing status. Loans that are not performing and in a nonaccrual status recognize interest only on cash basis if circumstances warrant.

The following table presents information related to the recorded investment, unpaid balance and related allowance on impaired at June 30, 2012 and December 31, 2011.

	At June 30, 2012			At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Consumer and credit card	$—	$—	$—	$—	$—	$—
Commercial and industrial	2,758	2,836	—	4,400	5,303	—
Commercial real estate	7,181	7,836	—	16,061	21,116	—
Residential RE and home equity	—	—	—	—	—	—
With allowance recorded
Consumer and credit card	—	—	—	—	—	—
Commercial and industrial	8,321	9,805	494	8,220	9,647	2,003
Commercial real estate	20,262	23,650	5,353	15,355	18,740	4,090
Residential RE and home equity	—	—	—	—	—	—
Total
Consumer and credit card	—	—	—	—	—	—
Commercial and industrial	11,079	12,641	494	12,620	14,950	2,003
Commercial real estate	27,443	31,486	5,353	31,416	39,856	4,090
Residential RE and home equity	—	—	—	—	—	—

Total	$38,522	$44,127	$5,847	$44,036	$54,806	$6,093

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2012 and 2011.

For the three months ended June 30:

	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Consumer and credit card	$—	$—	$—	$—
Commercial and industrial	3,129	41	4,306	48
Commercial real estate	11,761	100	12,935	34
Residential RE and home equity	—	—	—	—
With allowance recorded
Consumer and credit card	—	—	—	—
Commercial and industrial	8,005	140	10,934	167
Commercial real estate	17,037	205	25,457	673
Residential RE and home equity	—	—	—	—
Total
Consumer and credit card	—	—	—	—
Commercial and industrial	11,134	181	15,240	215
Commercial real estate	28,798	305	38,392	707
Residential RE and home equity	—	—	—	—

Total	$39,932	$486	$53,632	$922

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

For the six months ended June 30:

	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Consumer and credit card	$—	$—	$—	$—
Commercial and industrial	3,534	84	4,738	111
Commercial real estate	13,019	201	14,472	212
Residential RE and home equity	—	—	—	—
With allowance recorded
Consumer and credit card	—	—	—	—
Commercial and industrial	8,029	290	11,607	362
Commercial real estate	16,218	436	24,707	859
Residential RE and home equity	—	—	—	—
Total
Consumer and credit card	—	—	—	—
Commercial and industrial	11,563	374	16,345	473
Commercial real estate	29,237	637	39,179	1,071
Residential RE and home equity	—	—	—	—

Total	$40,800	$1,011	$55,524	$1,544

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

The allowance for impaired loans is included in the Corporation’s overall allowance for loan losses. The provision necessary to increase this allowance is included in the Corporation’s overall provision for losses on loans.

Financing receivables on nonaccrual status at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Consumer and credit card	$—	$46
Commercial and industrial	1,764	2,381
Commercial real estate	4,963	6,698
Residential real estate and home equity	373	451

Total	$7,100	$9,576

Credit Quality Indicators

Corporate risk exposure by risk profile was as follows at June 30, 2012:

Category	Commercial and Industrial	Commercial Real Estate
Pass - 1 through 4	$83,718	$81,942
Vulnerable – 5	9,061	6,962
Substandard – 6	19,026	28,283
Doubtful – 7	—	—
Loss – 8	—	—

Total	$111,806	$117,187

Corporate risk exposure by risk profile was as follows at December 31, 2011:

Category	Commercial and Industrial	Commercial Real Estate
Pass - 1 through 4	$88,948	$90,364
Vulnerable - 5	15,265	5,605
Substandard - 6	22,012	33,989
Doubtful - 7	—	—
Loss - 8	—	—

Total	$126,225	$129,958

DCB FINANCIAL CORP

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

Substandard – 6

Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. One or more of the following characteristics may be exhibited in loans classified Substandard:

•

Loans that possess a defined credit weakness and the likelihood that a loan will be paid from the primary source is uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.

•	Loans are inadequately protected by the current net worth and paying capacity of the obligor.

•	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.

•	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

•	Unusual courses of action are needed to maintain a high probability of repayment.

•	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.

•	The Bank is forced into a subordinated or unsecured position due to flaws in documentation.

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

•	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.

•	The Bank is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

•	There is a significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

Doubtful – 7

One or more of the following characteristics may be exhibited in loans classified Doubtful:

•	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

•	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

•

The possibility of loss is high, but, because of certain important pending factors, which may strengthen the loan, loss classification is deferred until its exact status is known. A Doubtful classification is established during this period of deferring the realization of the loss.

Loss – 8

Loans are considered uncollectible and of such little value that continuing to carry them as assets on the Bank’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

Consumer Risk

Consumer risk based on payment activity at June 30, 2012 is as follows.

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$18,289	$74,916
Nonperforming	23	521

Total	$18,312	$75,437

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

Consumer risk based on payment activity at December 31, 2011 is as follows.

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$19,525	$83,317
Nonperforming	245	497

Total	$19,770	$83,814

Age Analysis of Past Due Loans

The following table presents past due loans aged as of June 30, 2012.

Category	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 days and Accruing
Consumer and credit card	$139	$138	$23	$300	$18,012	$18,312	$23
Commercial and industrial	161	—	896	1,057	110,749	111,806	500
Commercial real estate	1,550	—	2,481	4,031	113,156	117,187	—
Residential real estate and home equity	91	—	521	612	74,825	75,437	149

Total	$1,941	$138	$3,921	$6,000	$316,742	$322,742	$672

The following table presents past due loans aged as of December 31, 2011.

Category	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 days and Accruing
Consumer and credit card	$250	$177	$245	$672	$19,098	$19,770	$199
Commercial and industrial	9	165	706	880	125,345	126,225	740
Commercial real estate	—	—	5,803	5,803	124,155	129,958	—
Residential real estate and home equity	135	67	497	699	83,115	83,814	46

Total	$394	$409	$7,251	$8,054	$351,713	$359,767	$985

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

Troubled Debt Restructurings

Information regarding troubled debt restructuring (“TDR”) loans for the three and six month periods ended June 30, 2012 is as follows:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	5	$92	6	$93
Commercial and industrial	—	—	—	—
Commercial real estate	2	3,929	2	3,929
Residential real estate and home equity	—	—	—	—

Total	7	$4,021	8	$4,022

The following presents by class loans modified in a TDR from January 1, 2011 through March 31, 2012 that subsequently defaulted (i.e. 60 days or more past due following a modification) during the three and six month periods ended June 30, 2012.

TDRs that defaulted during the period, within twelve months of their modification date:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and credit card	—	$—	—	—
Commercial and industrial	—	—	—	—
Commercial real estate	1	1,540	1	1,540
Residential real estate and home equity	—	—	—	—

Total	1	$1,540	1	$1,540

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

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

DCB FINANCIAL CORP

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

As mentioned above, an individual loan is placed on a non-accruing status if, in the judgment of management, it is unlikely that all principal and interest will be received according to the terms of the note. Loans on nonaccrual may be eligible to be returned to an accruing status after six months of compliance with the modified terms. However, there are a number of factors that could prevent a loan from returning to accruing status, even after remaining in compliance with loan terms for the aforementioned six-month period, such as deteriorating collateral, negative cash flow changes and inability to reduce debt to income ratios.

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

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

June 30, 2012

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$26,832	$—	$26,832	$—
State and municipal obligations	3,665	—	3,665	—
Corporate bonds	21,311	—	21,311	—
Mortgage-backed securities and other	43,243	—	43,243	—

Total	$95,051	$—	$95,051	$—

December 31, 2011

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$35,808	$—	$35,808	$—
State and municipal obligations	15,995	—	15,995	—
Corporate bonds	1,837	—	1,837	—
Mortgage-backed and other securities	34,473	—	34,473	—

Total	$88,113	$—	$88,113	$—

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

Certain collateralized debt obligations are classified as held to maturity. The Corporation recognized other-than-temporary impairment on the securities as of June 30, 2012, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.

Impaired loans

At June 30, 2012 and December 31, 2011, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011.

June 30, 2012

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateralized debt obligations	$2,070	$—	$—	$2,070
Impaired loans	22,735	—	—	22,735
Real estate owned	1,808	—	—	1,808

December 31, 2011

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateralized debt obligations	$1,360	$—	$—	$1,360
Impaired loans	17,483	—	—	17,483
Real estate owned	1,590	—	—	1,590

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

Carrying amount and estimated fair values of financial instruments were as follows:

At June 30, 2012:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$57,153	$57,153	$57,153
Securities available-for-sale	95,051	95,051		95,051
Securities held-to-maturity	1,080	2,070			2,070
Loans	313,629	312,224			312,224
FHLB stock	3,799	3,799		3,799
Accrued interest receivable	1,515	1,515	1,515

Financial liabilities
Noninterest-bearing deposits	$89,622	$89,622		$89,622
Interest-bearing deposits	360,022	365,131		365,131
FHLB advances	17,568	17,690		17,690
Accrued interest payable	358	358	358

At December 31, 2011:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$39,314	$39,314	$39,314
Securities available-for-sale	88,113	88,113		88,113
Securities held-to-maturity	1,010	1,360			1,360
Loans (net of allowance)	350,183	345,774			345,774
FHLB stock	3,799	3,799		3,799
Accrued interest receivable	1,480	1,480	1,480

Financial liabilities
Noninterest-bearing deposits	$82,429	$82,429		$82,429
Interest-bearing deposits	362,999	364,086		364,086
FHLB advances	40,036	40,616		40,616
Accrued interest payable	340	340	340

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

The estimated fair value of cash and cash equivalents, Federal Home Loan Bank (“FHLB”) stock, accrued interest receivable, noninterest bearing deposits, federal funds purchased and other short-term borrowings and accrued interest payable approximates the related carrying amounts.

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

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In the following pages, management presents an analysis of the Corporation’s consolidated financial at June 30, 2012, compared to December 31, 2011, and the consolidated results of operations for the three and six months ended June 30, 2012, compared to the same periods in 2011. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. The economic conditions in the Corporation’s market are one of the strongest within the State of Ohio, however, these conditions continue to present challenges to the banking industry. While economic activity is slowly starting to recover, there are still increases in unemployment levels, increased loan foreclosure volume and a decline in real estate values. The Corporation’s business has been under pressure due primarily to decreased market activity, which has resulted in declining loan portfolios. Real estate values, especially in the Bank’s core geographic area, have declined during the past several years and have not shown signs of increased prices or activity during 2012.

FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, lending risks, plans for future business development and marketing activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the prospective business of both the Corporation and the Bank. Where used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar words and expressions, related to the Corporation or the Bank or their respective management, identify forward-looking statements. Such forward-looking statements reflect the current views of the Corporation and are based on information currently available to the management of the Corporation and the Bank and upon current expectations, estimates, and projections about the Corporation and its industry, management’s belief with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) changes in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment; (iv)

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

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

Overview of the second quarter of 2012

The following is a summary of financial highlights from the three and six months ended June 30, 2012:

•

The Corporation’s total assets remained relatively consistent with December 31, 2011, decreasing 2.3% to $510,708. The decrease was mainly attributed to the decline in the loan portfolio, partially offset by an increase in total cash and cash equivalents and investment securities.

•

As previously reported, in October 2010, the Bank entered into a Consent Agreement with the FDIC, and a written agreement with the Ohio Division of Financial Institutions (“Ohio Division”), both of which require that Tier 1 and Total Risk Based Capital percentages reach 9.0% and 13.0%, respectively. As of June 30, 2012, the Bank’s capital ratios, as previously noted, were not at these levels. The Tier-1 capital ratio was 6.89%, while the Total Risk Based Capital was 10.41% at June 30, 2012.

•

Net income for the six months ended June 30, 2012 totaled $442, an improvement over a net loss of $1,823 for the same period in 2011. This mainly attributed to the decline in the provision for loan losses from $3,211 to $730.

•

Net interest income for the six months ended June 30, 2012 totaled $7,874, a decrease from $9,100 in the same period in the prior year, the decrease is primarily due to a smaller interest-earning asset base in the current year.

•	Overall loan balances continue to decline due to lower market activity. Loans stood at $322,777 at June 30, 2012 compared to $359,767 at December 31, 2011, a decline of $36,990.

•

Total borrowings decreased to $17,568 at June 30, 2012 from $40,036 at December 31, 2011. This is a result of paying off long-term debt with excess cash generated from the overall decrease in loans and the improved ability to raise deposits from its core customer base.

ANALYSIS OF FINANCIAL CONDITION

The Corporation’s assets totaled $510,708 at June 30, 2012, compared to $522,881 at December 31, 2011, a decrease of $12,173, or 2.3%. Cash and cash equivalents increased by $17,839 from year end, totaling $57,153 at June 30, 2012 as a result of increased deposits and payoffs and paydowns in the loan portfolios. Total securities increased $7,008 to $96,131 from December 31, 2011. This increase is also attributable to the payoffs and paydowns in the loan portfolio. Management utilizes investment securities to provide the Corporation with the flexibility to move funds into loans as demand warrants, and as collateral for various borrowing opportunities.

Total loans decreased $36,990, or 10.3%, during the first six months of 2012. The decline in outstanding loan balances is mainly due to the lower volume of new originations due to the current economy and payoffs amd paydowns within the current portfolio. The Corporation’s loan originations have remained lower, as the availability of quality lending opportunities within the Bank’s marketplace remain low.

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

Total deposits remained stable, increasing 0.9% from $445,428 at December 31, 2011 to $449,644 at June 30, 2012. Noninterest-bearing deposits grew by 8.7%, or $7,193, from year-end. The focus on core-deposit growth over the past 15 months has contributed to this growth.

Total borrowings decreased $22,468 during the six months ended June 30, 2012. The decline in long-term borrowings was mainly attributed to the Bank reducing its FHLB debt through the early pay-off of existing balances. In previous years, the Corporation utilized a matched funding methodology for its borrowing and deposit activities. However, with its current deposit base and adequate cash balances, there has been less need for the utilization of borrowed funds.

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

Net Income (Loss). The Corporation reported net income of $283 for the three month period ended June 30, 2012, compared to a net loss of $1,856 for the same period in 2011. The improvement was mainly attributed to reduced provision expense of $2,281, reduced noninterest expense of $1,039, offset by a decline in net interest income of $620 and a reduction in noninterest income of $511.

Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $3,868 for the three month period ended June 30, 2012, and $4,488 for the same period in 2011. This decline is attributed to lower interest earning assets, primarily from the previously mentioned decline in loan balances. As noted, the current economic activity in the Corporation’s market area is slowly recovering; however, there are still lower loan originations. Additionally, management has focused on reducing risk in its portfolios by tightening credit standards, further reducing the universe of quality loan originations available. Management has also focused on reducing low yielding cash balances by increasing its investment securities portfolio.

As noted, the Corporation continues to reduce its overall borrowings, mainly through the FHLB, by either replacing them with customer deposits or by reducing the overall size of the balance sheet through deposit run-off. Deposits normally are less expensive than borrowings and contribute to the stable net interest margin the Bank has experienced. Net interest margin for the second quarter was 3.29%, compared to 3.36% for the first quarter 2012 and 3.38% for the second quarter 2011. The decrease is a result of decreased yields on loans, offset by a decrease in deposit costs.

The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank’s cost of funds to take advantage of pricing and cash flow opportunities. Additionally, because of the increased competition in the Bank’s primary marketplace, management has continued to recognize the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively affect the Corporation’s net interest margin. This strategy has yet to have a significant impact on the Bank’s cost of funds, as any increase in customer deposit rates is more than offset by a reduction in the need and amount of higher costing FHLB borrowings.

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

The provision for loan losses totaled $255 for the three months ended June 30, 2012, compared to $2,536 for the same period in 2011. This decline from the prior year quarter is mainly attributed to the overall improvement in credit quality within the Bank’s loan portfolios. Other contributing factors include improvement in delinquencies, improved workout results and stabilized real estate values, after periods of decline, within the Bank’s market area. Management maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.

Nonaccrual loans at June 30, 2012 were $7,100, a decrease of $2,476 from the December 31, 2011 balance of $9,576. The portfolio of problem loans has continued to decrease in response to workout activities, and fewer new problem loans have surfaced. The majority of nonaccrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt.

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

The allowance for loan losses was $9,148, or 2.83% of total loans at June 30, 2012, compared to $9,584, or 2.66% of total loans at December 31, 2011. Net charge-offs for the second quarter were $450, compared to $1,481 in the prior year quarter. The decrease in charge-offs is due to the previously mentioned continued stabilization of the problem loan portfolio. Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level.

Noninterest Income. Total noninterest income was $1,234 for the three months ended June 30, 2012, a decline from the $1,745 recognized in the second quarter 2011. The decline is attributed to reduced data processing revenue as a result of the sale of all outstanding contracts that were owned by Datatasx LLC in the prior year and reduced appreciation of Bank-owned life insurance when compared to the same quarter in the prior year.

Noninterest Expense. Total noninterest expense was $4,782 for the three months ended June 30, 2012, a 17.8% decrease compared to noninterest expense of $5,821 for the same period in 2011. The decrease is primarily the result of restructuring that included reducing staff levels and branch closures in 2011, driving a $409 decrease in salaries and benefits and a $225 decrease in occupancy and equipment. The Corporation has also seen a reduction in FDIC insurance premiums of $198 as in the prior year the FDIC changed the methodology for the calculation of the premium which had a positive impact on the Bank’s assessed amount.

Income Taxes. The Corporation recorded an income tax credit of $218 for the three months ended June 30, 2012, compared to an income tax credit of $268 in the same period in 2011. In 2010, management recognized a full allowance on the net deferred tax asset. Management is maintaining its full allowance tax position each quarter.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

Net Income (Loss). The Corporation reported net income of $442 for the six month period ended June 30, 2012, compared to a loss of $1,823 for the same period in 2011. The improvement in profitability was mainly attributed to reduced provision expense and reduced operating expenses resulting from a reduction in staff and branch closures in 2011.

Net Interest Income. Net interest income was $7,874 for the six month period ended June 30, 2012, and $9,100 for the same period in 2011. The decline in net interest income is mainly attributed to lower interest earning assets when compared to the same period in 2011. The Corporation has been reducing its balance sheet in order to increase capital ratios, but has also experienced a decline in loan originations as the economy is slowly recovering. In lieu of increasing loan balances, management has allocated excess cash balances into its securities portfolio in order to increase yield on earning assets while providing collateral to fund future borrowing ability.

As noted earlier, the Corporation has been able to reduce its overall borrowings, by paying down debt with cash generated from the declining loan portfolio, and from an increase in retail deposits. Deposits normally are less expensive than borrowing which contributes to the stable net interest margin the Bank has experienced

Provision and Allowance for Loan Losses. The provision for loan losses totaled $730 for the six months ended June 30, 2012, compared to $3,211 for the same period in 2011. This decline in provision expense from the previous year’s quarter is mainly attributed to the overall improvement in credit quality within the Bank’s loan portfolios. Overall, problem loans have declined since year-end 2010, and delinquencies are down. Management maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

Net charge-offs for the six months ended June 30, 2012 were $1,166, compared to net charge-offs of $4,103 for the same period in the prior year. The significant decrease in charge-offs is due to further stabilization in the loan portfolio. Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level.

Noninterest Income. Total noninterest income decreased $325 to $2,922 for the six months ended June 30, 2012, compared to the same period in 2011. The decrease was primarily attributable to the decline in data processing revenue resulting from the sale of contracts that were owned by Datatasx in 2011.

Noninterest Expense. Total noninterest expense decreased $1,598 to $9,653 for the first six months of the year compared to 2011. The decrease is a result of restructuring that reduced staff and closed branches. The Corporation experience higher expenses in the prior year associated with legal and consulting as a result of the credit issues within its loan portfolios. As workout results improved in the current year, these expenses have decreased accordingly.

Income Taxes. The Corporation recorded an income tax credit of $29 for the six months ended June 30, 2012, compared to a credit of $292 in the same period in 2011. In 2010, management recognized a full allowance on the net deferred tax asset, and continues to record a full valuation allowance.

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

Cash and cash equivalents increased $17,839 to $57,153 at June 30, 2012 as compared to December 31, 2011. The Bank continues to offer a number of retail deposit programs to increase core deposits while reducing reliance on large depositors and CDARS deposits. Cash and equivalents represented 11.2% of total assets at June 30, 2012 and 7.5% of total assets at December 31, 2011. The Corporation has the ability to borrow funds from the FHLB and the Federal Reserve should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

CAPITAL RESOURCES

Total shareholders’ equity increased $498 between December 31, 2011 and June 30, 2012. The increase is primarily due to net income of $442 and a decrease in accumulated other comprehensive loss.

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

The Corporation and its subsidiaries meet all published regulatory capital requirements. For the Bank, the total risk-based capital ratio was 10.41% at June 30, 2012, while the Tier 1 risk-based capital ratio was 9.20%. Regulatory minimums call for Tier 1 capital and total risk-based capital ratios of 4.0% and 8.0% at June 30, 2012, respectively. The Bank’s Tier 1 leverage ratio, defined as Tier 1 capital divided by average assets, was 6.89% at June 30, 2012. As previously reported, in October 2010, the Bank entered into a Consent Agreement with the FDIC and a written agreement with the Ohio Division which requires that Tier-1 and Total Risk Based Capital percentages be 9.0% and 13.0% respectively. As a result, the Bank is currently not in compliance with these orders. The Corporation has been exploring alternatives for raising Capital. On July 18, 2012, the Corporation filed a Forms S-1 that announced a rights offering to standby purchasers for a total of approximately $13.2 million. The Corporation expects that it will be able to meet the Bank’s Capital requirements if the rights offering is completed.

The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of June 30, 2012.

Contractual Obligations		Payment Due by Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB advances	$17,568	$8,500	$3,794	$2,798	$2,476
Operating lease obligations	5,275	598	1,062	852	2,763
Loan and line of credit commitments	69,899	43,561	—	—	26,338

Total Contractual Obligations	$92,742	$52,659	$4,856	$3,650	$31,577

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

The Corporation’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the possibility that the Corporation’s financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk. The measurement and analysis of the exposure of the Corporation’s primary operating subsidiary, the Bank , to changes in the interest rate environment are referred to as asset/liability management. One method used to analyze the Corporation’s sensitivity to changes in interest rates is the “net portfolio value” (“NPV”) methodology.

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

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of June 30, 2012.

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

FORM 10-Q

Quarter ended June 30, 2012

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no matters required to be reported under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There are no matters required to be reported under this item.

Item 3.	Defaults Upon Senior Securities:

There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures

There are no matters required to be reported under this item.

Item 5.	Other Information:

There are no matters required to be reported under this item.

Item 6.	Exhibits:

Exhibits – The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003, film number 031001218.

3.2	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003, film number 031001218.

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language ) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and 2011 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited); (v) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

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

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP
(Registrant)

Date: August 14, 2012	/s/ Ronald J. Seiffert
Ronald J. Seiffert
President and Chief Executive Officer

Date: August 14, 2012	/s/ John A. Ustaszewski
John A. Ustaszewski
Senior Vice President and Chief Financial Officer

DCB FINANCIAL CORP

(Dollars in thousands, except per share data)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language ) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and 2011 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited); (v) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

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