Form 10-Q
period 2012-09-30
DCB FINANCIAL CORP
filed 2012-11-14
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2012

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

As of November 10, 2012, the latest practicable date, 3,717,385 shares of the registrant’s common stock, no par value, were issued and outstanding.

DCB FINANCIAL CORP

FORM 10-Q

DCB FINANCIAL CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except per share data)

Item 1. Financial Statements

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and due from financial institutions	$11,000	$11,067
Interest-bearing deposits	37,157	28,247

Total cash and cash equivalents	48,157	39,314
Securities available-for-sale	87,613	88,113
Securities held-to-maturity	1,114	1,010

Total securities	88,727	89,123
Loans	322,238	359,767
Less allowance for loan losses	(8,151)	(9,584)

Net Loans	314,087	350,183
Real estate owned	4,029	4,605
Investment in FHLB Stock	3,799	3,799
Premises and equipment, net	11,767	12,107
Bank owned life insurance	18,398	17,822
Accrued interest receivable and other assets	5,235	5,928

Total assets	$494,199	$522,881

LIABILITIES
Noninterest bearing deposits	$98,628	$82,429
Interest bearing deposits	340,909	362,999

Total deposits	439,537	445,428
Federal Home Loan Bank advances	16,689	40,036
Accrued interest payable and other liabilities	2,220	2,718

Total liabilities	458,446	488,182

STOCKHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized 4,273,908 issued	3,785	3,785
Retained earnings	45,894	45,145
Treasury stock, at cost, 556,523 shares	(13,494)	(13,494)
Accumulated other comprehensive loss	(432)	(737)

Total stockholders’ equity	35,753	34,699

Total liabilities and stockholders’ equity	$494,199	$522,881

See accompanying notes to the consolidated financial statements.

DCB FINANCIAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest and dividend income

Loans	$3,967	$4,948	$12,414	$15,382
Taxable securities	537	550	1,688	1,600
Tax-exempt securities	54	72	171	252
Federal funds sold and other	21	27	70	84

Total interest income	4,579	5,597	14,343	17,318

Interest expense

Deposits	566	713	1,862	2,112
Borrowings	177	556	771	1,778

Total interest expense	743	1,269	2,633	3,890

Net interest income	3,836	4,328	11,710	13,428

Provision for loan losses	65	625	795	3,836

Net interest income after provision for loan losses	3,771	3,703	10,915	9,592

Non-interest income
Service charges on deposit accounts	718	697	1,912	2,076
Trust department income	224	223	674	688
Net gain (loss) on sales of assets	(52)	(98)	262	(2)
Net gain on sale of loans	—	23	—	61
Treasury management fees	61	69	193	263
Data processing servicing fees	—	79	—	506
Earnings on bank owned life insurance	165	169	575	585
Total other-than-temporary impairment losses	—	—	—	(75)
Portion of loss recognized in (reclassified from) other comprehensive loss (before taxes)	—	—	—	(17)

Net impairment losses recognized in income	—	—	—	(92)
Other	42	167	464	492

Total noninterest income	1,158	1,329	4,080	4,577

Noninterest expense
Salaries and other employee benefits	2,542	2,255	7,155	7,427
Occupancy and equipment	745	960	2,283	2,907
Professional services	172	371	870	1,132
Advertising	134	89	322	266
Postage, freight and courier	11	61	94	219
Supplies	35	43	124	130
State franchise taxes	70	98	278	348
Federal deposit insurance premiums	287	319	862	1,208
Other	754	799	2,415	2,610

Total noninterest expense	4,750	4,995	14,403	16,247

Net income (loss) before income taxes	179	37	592	(2,078)
Income tax benefit	(127)	(239)	(156)	(531)

Net income (loss)	$306	$276	$748	$(1,547)

Basic and diluted earnings (loss) per common share	$0.08	$0.07	$0.20	$(0.42)

Dividends per share	$—	$—	$—	$—

See Notes to condensed consolidated financial statements.

DCB FINANCIAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$306	$276	$748	$(1,547)

Unrealized gains on securities available-for-sale, net of taxes of $116, $238, $121 and $515	225	462	235	1,000

Net unrealized gains on securities held-to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of realized losses and net of taxes of $11, $0, $35 and $16	23	—	69	30

Comprehensive income (loss)	$554	$738	$1,052	$(517)

See Notes to condensed consolidated financial statements.

DCB FINANCIAL CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows provided by (used in) operating activities	$(1,500)	$(2,789)

Cash flows provided by investing activities
Securities
Purchases	(42,868)	(34,493)
Maturities, principal payments and calls	19,627	20,583
Sales	12,934	—
Net change in loans	36,096	44,228
Proceeds from sale of real estate owned	2,358	2,083
Premises and equipment expenditures	(348)	(97)

Net cash flows provided by investing activities	27,799	32,304

Cash flows provided by financing activities
Net change in deposits	5,891	(13,091)
Net change in federal funds purchased and other short-term borrowings	—	31
Repayment of Federal Home Loan Bank advances	(23,347)	(7,686)

Net cash used in financing activities	(17,456)	(20,746)

Net change in cash and cash equivalents	8,843	8,769

Cash and cash equivalents at beginning of period	39,314	33,521

Cash and cash equivalents at end of period	$48,157	$42,290

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$2,687	$3,878

Supplemental disclosures of non-cash investing and financing activities
Transfers from loans to real estate owned	$2,187	$1,782

See Notes to condensed consolidated financial statements.

DCB FINANCIAL CORP

Notes to the Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at September 30, 2012, and its results of operations for the three and nine months ended and cash flows for the nine month periods ended September 30, 2012 and 2011. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its Annual Report as of December 31, 2011. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s Annual Report as of December 31, 2011. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the entire year.

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

The income tax benefit recognized in the Statement of Operations represents the tax effect related to the unrealized gain on available for sale investment securities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A full valuation allowance was taken in 2010, reducing the deferred tax assets, and management is maintaining its full allowance tax position each quarter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average common shares outstanding (basic)	3,717,385	3,717,385	3,717,385	3,717,385
Dilutive effect of assumed exercise of stock options	22,309	—	17,795	—

Weighted-average common shares outstanding (diluted)	3,739,694	3,717,385	3,735,180	3,717,385

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity Compensation plan

The Corporation’s shareholders approved an employee and director equity compensation plan (the “Plan”) in May 2004. This plan permits the award of options to purchase shares of the corporation at a specified price, restricted stock and other equity based compensation. The Plan is limited to granting 300,000 shares. The awards that are granted to employees vest 20% per year over a five year period. The options expire after ten years. 1,222 options were granted in the nine month period ending September 30, 2012. At September 30, 2012, 111,180 shares were exercisable and 83,527 options were available for grant under the Plan.

The Corporation recognizes compensation cost for unvested equity-based awards based on their grant-date fair value. The Corporation recorded $7 and $30 in compensation cost for equity-based awards for the three month period ending September 30, 2012 and 2011, respectively. The Corporation recorded $22 and $90 in compensation cost for equity-based awards that vested during the nine month periods ended September 30, 2012 and 2011, respectively. The Corporation has $45 of total unrecognized compensation cost related to non-vested equity-based awards granted under its stock option plan as of September 30, 2012, which is expected to be recognized over a weighted-average period of 2.9 years.

Options to purchase 194,707 shares of common stock with a weighted-average exercise price of $12.65 were outstanding at September 30, 2012. Of this amount, 111,180 options are vested with an average exercise price of $18.26. Earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the three and nine month periods. Diluted earnings per share are computed assuming that stock options outstanding are exercised and the proceeds, are used entirely to acquire shares at the average price for the period. Under this method for calculating diluted earnings per share, 22,309 and 17,795 options for the three and nine months ended September 30, 2012 were considered dilutive and therefore included in the calculation. Options to purchase 216,179 shares of common stock with a weighted-average exercise price of $12.44, were outstanding at December 31, 2011, but were excluded from the computation of common share equivalents for 2011 due to the loss recognized in 2011.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A summary of the status of the Plan as of September 30, 2012 and December 31, 2011, and changes during the periods then ended are presented below:

		For the Nine Months Ended September 30, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	216,179	$12.44	7.1 years
Issued	1,222	4.50
Exercised	(820)	3.50
Forfeited	(21,874)	10.73

Outstanding at end of period	194,707	$12.65	6.3 years

Options exercisable at period end	111,180	$18.26

		For the Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	285,806	$11.87	8.6 years
Granted	500	3.35
Forfeited	(70,127)	9.40

Outstanding at end of year	216,179	$12.44	7.1 years

Options exercisable at year end	103,757	$18.22

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table depicts nonvested options at September 30, 2012:

Nonvested Shares
Nonvested at January 1, 2012	112,422
Granted	1,222
Vested	(19,277)
Forfeited or expired	(10,840)

Nonvested at September 30, 2012	83,527

The following information applies to options outstanding at September 30, 2012:

Number Outstanding	Range of Exercise Prices
54,483	$23.00 - $30.70
30,205	$14.15 - $16.90
26,934	$7.50 - $9.00
83,085	$3.50 - $4.50

194,707

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

Accumulated Other Comprehensive Loss: The components of accumulated other comprehensive loss at September 30, 2012 and December 31, 2011 are as follows, unrealized gains on available-for-sale securities of $1,483 and $1,248; and unrealized losses on securities held-to-maturity for a which a portion of other-than-temporary impairment has been recognized in income of $1,915 and $1,984.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 – SECURITIES

As of September 30, 2012:

The amortized cost and estimated fair values of securities available-for-sale were as follows:

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$18,168	$151	$—	$18,319
States and municipal obligations	20,101	946	24	21,023
Corporate bonds	4,685	83	—	4,768
Mortgage-backed securities	42,412	1,132	41	43,503

Total	$85,366	$2,312	$65	$87,613

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	Adjusted Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Collateralized debt obligations	$1,114	$1,196	$2,310

As of December 31, 2011:

The amortized cost and estimated fair values of securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$35,393	$439	$24	$35,808
States and municipal obligations	15,497	548	50	15,995
Corporate bonds	1,854	—	17	1,837
Mortgage-backed securities	33,478	1,021	26	34,473

Total	$86,222	$2,008	$117	$88,113

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	Adjusted Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Collateralized debt obligations	$1,010	$350	$1,360

NOTE 2 – SECURITIES (continued)

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income for the nine month periods ended September 30, 2012 and 2011.

Accumulated Credit Losses:

	Nine Months Ended September 30,
	2012	2011
Credit losses on debt securities held
Beginning of period	$4,016	$3,924
Additions related to other-than-temporary losses not previously recognized	—	92
Reductions due to sales	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized other-than-temporary losses	—	—
Reductions due to increases in expected cash flows	—	—

End of period	$4,016	$4,016

NOTE 2 – SECURITIES (continued)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

September 30, 2012

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	—	$—	$—	—	$—	$—	—	$—	$—
Corporate bonds	—	—	—	—	—	—	—	—	—
State and municipal obligations	4	1,277	24	—	—	—	4	1,277	24
Mortgage-backed securities and other	2	3,292	38	3	1,058	3	5	4,349	41

Total temporarily impaired securities	6	$4,569	$62	3	$1,058	$3	9	$5,626	$65

December 31, 2011

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	5	$5,498	$24	0	$—	$—	5	$5,498	$24
State and municipal obligations	11	4,516	50	0	—	—	11	4,516	50
Corporate bonds	3	1,562	17	0	—	—	3	1,562	17
Mortgage-backed securities and other	5	5,435	26	0	—	—	5	5,435	26

Total securities	24	$17,011	$117	0	$—	$—	24	$17,011	$117

NOTE 2 – SECURITIES (continued)

The unrealized losses on the Corporation’s investments in U.S. Government and agency obligations, state and political subdivision obligations and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be OTTI at September 30, 2012 or December 31, 2011.

The Corporation’s investment in collateralized debt obligations relates to an original investment of $8,000 in pooled trust securities. The Corporation evaluates those investments on a quarterly basis for OTTI and other unrealized losses due to temporary market factors.

Credit losses on these securities are calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in the securities to be OTTI at September 30, 2012.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

At September 30, 2012, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity, other than the U.S. Government and its agencies, and the pooled trust securities noted above.

The amortized cost and estimated fair value of all debt securities at September 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,529	$1,553	$—	$—
Due from one to five years	13,348	13,475	—	—
Due from five to ten years	18,613	19,226	—	—
Due after ten years	9,464	9,855	1,114	2,310
Mortgage-backed and related securities	42,412	43,504	—	—

Total	$85,366	$87,613	$1,114	$2,310

Securities with a fair value of $65,153 at September 30, 2012 were pledged to secure public deposits and other obligations.

NOTE 3 - LOANS

Loans at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011
Commercial and industrial	$114,811	$126,225
Commercial real estate	113,483	129,958
Residential real estate and home equity	73,909	83,814
Consumer and credit card	20,044	19,770

Subtotal	322,247	359,767
Add: Net deferred loan origination fees	(9)	—

Total loans receivable	$322,238	$359,767

NOTE 4 - CREDIT QUALITY

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

For the Three Months Ended September 30, 2012:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Allowance for credit losses:
Beginning balance:	$373	$2,132	$6,436	$207	$9,148
Chargeoffs	(82)	(833)	(250)	(43)	(1,209)
Recoveries	51	62	29	4	146
Provision	30	777	(783)	41	66

Ending balance:	$372	$2,138	$5,432	$209	$8,151

Individually evaluated for impairment	$—	$370	$4,000	$—	$4,370
Collectively evaluated for impairment	372	1,768	1,432	209	3,781

Ending balance:	$372	$2,138	$5,432	$209	$8,151

As of September 30, 2012:

Financing Receivables:
Individually evaluated for impairment	$—	$7,949	$20,023	$—	$27,972
Collectively evaluated for impairment	20,044	106,862	93,460	73,909	294,275

Ending balance:	$20,044	$114,811	$113,483	$73,909	$322,247

NOTE 4 - CREDIT QUALITY (continued)

For the Nine Months Ended September 30, 2012:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Allowance for credit losses:
Beginning balance:	$425	$1,952	$6,916	$291	$9,584
Chargeoffs	(294)	(981)	(1,323)	(62)	(2,660)
Recoveries	162	213	42	15	432
Provision	79	954	(203)	(35)	795

Ending balance:	$372	$2,138	$5,432	$209	$8,151

For the Three Months Ended September 30, 2011:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Allowance for credit losses:
Beginning balance:	$725	$1,745	$8,403	$482	$11,355

Chargeoffs	(116)	(207)	(1,521)	(21)	(1,865)
Recoveries	65	6	8	1	80
Provision	(125)	338	565	(153)	625

Ending balance	$549	$1,882	$7,455	$309	$10,195

Individually evaluated for impairment	$—	$288	$6,377	$—	$6,665
Collectively evaluated for impairment	549	1,594	1,078	309	3,530

Ending balance	$549	$1,882	$7,455	$309	$10,195

As of September 30, 2011:

Financing receivables

Individually evaluated for impairment	$—	$14,054	$39,745	$—	$53,799
Collectively evaluated for impairment	20,544	118,149	99,512	88,619	326,824

Total	$20,544	$132,203	$139,257	$88,619	$380,623

NOTE 4 – CREDIT QUALITY (continued)

For the Nine Months Ended September 30, 2011:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Beginning balance	$796	$4,174	$6,786	$491	$12,247

Chargeoffs	(458)	(1,861)	(3,772)	(78)	(6,169)
Recoveries	197	51	25	8	281
Provision	14	(482)	4,416	(112)	3,836

Ending balance	$549	$1,882	$7,455	$309	$10,195

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

The following table presents information related to the recorded investment, unpaid balance and related allowance on impaired at September 30, 2012 and December 31, 2011.

	At September 30, 2012			At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Consumer and credit card	$—	$—	$—	$—	$—	$—
Commercial and industrial	2,896	3,045	—	4,400	5,303	—
Commercial real estate	5,757	6,413	—	16,061	21,116	—
Residential RE and home equity	—	—	—	—	—	—
With allowance recorded
Consumer and credit card	—	—	—	—	—	—
Commercial and industrial	5,053	5,118	370	8,220	9,647	2,003
Commercial real estate	14,266	15,819	4,000	15,355	18,740	4,090
Residential RE and home equity	—	—	—	—	—	—
Total
Consumer and credit card	—	—	—	—	—	—
Commercial and industrial	7,949	8,163	370	12,620	14,950	2,003
Commercial real estate	20,023	22,232	4,000	31,416	39,856	4,090
Residential RE and home equity	—	—	—	—	—	—

Total	$27,972	$30,395	$4,370	$44,036	$54,806	$6,093

NOTE 4 – CREDIT QUALITY (continued)

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011.

For the three months ended September 30:

	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Consumer and credit card	$—	$—	$—	$—
Commercial and industrial	2,841	31	3,847	34
Commercial real estate	6,665	60	9,189	69
Residential RE and home equity	—	—	—	—
With allowance recorded
Consumer and credit card	—	—	—	—
Commercial and industrial	7,082	66	10,938	85
Commercial real estate	17,938	180	31,982	267
Residential RE and home equity	—	—	—	—
Total
Consumer and credit card	—	—	—	—
Commercial and industrial	9,923	97	14,785	119
Commercial real estate	24,603	240	41,171	336
Residential RE and home equity	—	—	—	—

Total	$34,526	$337	$55,956	$455

NOTE 4 – CREDIT QUALITY (continued)

For the nine months ended September 30:

	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Consumer and credit card	$—	$—	$—	$—
Commercial and industrial	3,303	98	4,441	145
Commercial real estate	10,901	181	12,711	281
Residential RE and home equity	—	—	—	—
With allowance recorded
Consumer and credit card	—	—	—	—
Commercial and industrial	7,713	202	11,384	447
Commercial real estate	16,791	544	27,132	1,126
Residential RE and home equity	—	—	—	—
Total
Consumer and credit card	—	—	—	—
Commercial and industrial	11,016	300	15,825	592
Commercial real estate	27,692	725	39,843	1,407
Residential RE and home equity	—	—	—	—

Total	$38,708	$1,025	$55,668	$1,999

NOTE 4 – CREDIT QUALITY (continued)

The allowance for impaired loans is included in the Corporation’s overall allowance for loan losses. The provision necessary to increase this allowance is included in the Corporation’s overall provision for losses on loans.

Financing receivables on nonaccrual status at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Consumer and credit card	$—	$46
Commercial and industrial	1,516	2,381
Commercial real estate	3,625	6,698
Residential real estate and home equity	327	451

Total	$5,468	$9,576

Credit Quality Indicators

Corporate risk exposure by risk profile was as follows at September 30, 2012:

Category	Commercial and Industrial	Commercial Real Estate
Pass - 1 through 4	$88,284	$78,122
Vulnerable – 5	11,279	13,871
Substandard – 6	15,248	21,490
Doubtful – 7	—	—
Loss – 8	—	—

Total	$114,811	$113,483

Corporate risk exposure by risk profile was as follows at December 31, 2011:

Category	Commercial and Industrial	Commercial Real Estate
Pass - 1 through 4	$88,948	$87,724
Vulnerable - 5	15,265	5,605
Substandard - 6	22,012	33,989
Doubtful - 7	—	—
Loss - 8	—	—

Total	$126,225	$129,958

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

•	Loans are inadequately protected by the current net worth and paying capacity of the obligor.

•	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.

•	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

•	Unusual courses of action are needed to maintain a high probability of repayment.

•	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.

•	The Bank is forced into a subordinated or unsecured position due to flaws in documentation.

NOTE 4 – CREDIT QUALITY (continued)

•	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.

•	The Bank is contemplating foreclosure or legal action due to the apparent deterioration in the loan.

•	There is a significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

Doubtful – 7

One or more of the following characteristics may be exhibited in loans classified Doubtful:

•	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

•	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

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

Consumer Risk

Consumer risk based on payment activity at September 30, 2012 is as follows.

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$20,015	$73,582
Nonperforming	29	327

Total	$20,044	$73,909

NOTE 4 – CREDIT QUALITY (continued)

Consumer risk based on payment activity at December 31, 2011 is as follows.

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$19,525	$83,317
Nonperforming	245	497

Total	$19,770	$83,814

Age Analysis of Past Due Loans

The following table presents past due loans aged as of September 30, 2012.

Category	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 days and Accruing
Consumer and credit card	$103	$172	$29	$304	$19,740	$20,044	$29
Commercial and industrial	20	—	500	520	114,291	114,811	104
Commercial real estate	—	63	1,534	1,597	111,886	113,483	—
Residential real estate and home equity	45	177	327	549	73,360	73,909	—

Total	$168	$412	$2,390	$2,970	$319,277	$322,247	$133

The following table presents past due loans aged as of December 31, 2011.

Category	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 days and Accruing
Consumer and credit card	$250	$177	$245	$672	$19,098	$19,770	$199
Commercial and industrial	9	165	706	880	125,345	126,225	740
Commercial real estate	—	—	5,803	5,803	124,155	129,958	—
Residential real estate and home equity	135	67	497	699	83,115	83,814	46

Total	$394	$409	$7,251	$8,054	$351,713	$359,767	$985

NOTE 4 – CREDIT QUALITY (continued)

Troubled Debt Restructurings

Information regarding troubled debt restructuring (“TDR”) loans for the three and nine month periods ended September 30, 2012 and 2011 is as follows:

	Three Months Ended
	September 30, 2012		September 30, 2011
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	2	$11	—	$—
Commercial and industrial	—	—	—	—
Commercial real estate	—	—	9	4,854
Residential real estate and home equity	—	—	—	—

Total	2	$11	8	$4,854

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	6	$56	9	$56
Commercial and industrial	—	—	3	1,583
Commercial real estate	2	2,803	18	17,437
Residential real estate and home equity	—	—	2	14

Total	8	$2,859	32	$19,090

The following presents by class loans modified in a TDR from January 1, 2011 through September 30, 2012 that subsequently defaulted (i.e. 60 days or more past due following a modification) during the three and nine month periods ended September 30, 2012.

TDRs that defaulted during the period, within twelve months of their modification date:

	Three Months Ended
	September 30, 2012		September 30, 2011
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and credit card	—	$—	2	$18
Commercial and industrial	—	—	—	—
Commercial real estate	1	1,110	—	—
Residential real estate and home equity	—	—	—	—

Total	1	$1,110	2	$18

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

NOTE 4 – CREDIT QUALITY (continued)

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and credit card	—	$—	2	$18
Commercial and industrial	—	—	—	—
Commercial real estate	1	1,110	4	3,381
Residential real estate and home equity	—	—	—	—

Total	1	$1,110	6	$3,399

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

A modification of a loan is considered a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Corporation offers various types of concessions when modifying a loan; however, forgiveness of principal is rarely granted. Depending on the financial condition of the borrower, the purpose of the loan and the type of collateral supporting the loan structure; modifications can be either short-term (12 months or less) or long term (greater than one year). Commercial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor may be requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period.

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

FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

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

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
September 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$18,319	$—	$18,319	$—
State and municipal obligations	21,023	—	21,023	—
Corporate bonds	4,768	—	4,768	—
Mortgage-backed securities and other	43,503	—	43,503	—

Total	$87,613	$—	$87,613	$—

		Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$35,808	$—	$35,808	$—
State and municipal obligations	15,995	—	15,995	—
Corporate bonds	1,837	—	1,837	—
Mortgage-backed and other securities	34,473	—	34,473	—

Total	$88,113	$—	$88,113	$—

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

Certain collateralized debt obligations are classified as held to maturity. The Corporation recognized OTTI on the securities as of September 30, 2012, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.

Impaired loans

At September 30, 2012 and December 31, 2011, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011.

		Fair Value Measurements Using
September 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateralized debt obligations	$2,310	$—	$—	$2,310
Impaired loans	14,949	—	—	14,949
Real estate owned	1,430	—	—	1,430

		Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateralized debt obligations	$1,360	$—	$—	$1,360
Impaired loans	17,483	—	—	17,483
Real estate owned	1,590	—	—	1,590

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

Carrying amount and estimated fair values of financial instruments were as follows:

At September 30, 2012:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$48,157	$48,157	$48,157
Securities available-for-sale	87,613	87,613		87,613
Securities held-to-maturity	1,114	2,310			2,310
Loans (net of allowance)	314,087	312,224			312,224
FHLB stock	3,799	3,799		3,799
Accrued interest receivable	1,381	1,381		1,381

Financial liabilities
Noninterest-bearing deposits	$98,628	$98,628		$98,628
Interest-bearing deposits	340,909	329,769		329,769
FHLB advances	16,689	16,747		16,747
Accrued interest payable	280	280		280

At December 31, 2011:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$39,314	$39,314	$39,314
Securities available-for-sale	88,113	88,113		88,113
Securities held-to-maturity	1,010	1,360			1,360
Loans (net of allowance)	350,183	345,774			345,774
FHLB stock	3,799	3,799		3,799
Accrued interest receivable	1,480	1,480		1,480

Financial liabilities
Noninterest-bearing deposits	$82,429	$82,429		$82,429
Interest-bearing deposits	362,999	364,086		364,086
FHLB advances	40,036	40,616		40,616
Accrued interest payable	340	340		340

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In the following pages, management presents an analysis of the Corporation’s consolidated financial position at September 30, 2012, compared to December 31, 2011, and the consolidated results of operations for the three and nine months ended September 30, 2012, compared to the same periods in 2011. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. The economic conditions in the Corporation’s market are one of the strongest within the State of Ohio; however, these conditions continue to present challenges to the banking industry. While economic activity is slowly starting to recover, there are still increases in unemployment levels, increased loan foreclosure volume and a decline in real estate values. The Corporation’s business has been under pressure due primarily to decreased market activity, which has resulted in declining loan portfolios. Real estate values, especially in the Bank’s core geographic area, have declined during the past several years and have not shown signs of increased prices or activity during 2012.

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

OVERVIEW OF THE THIRD QUARTER OF 2012

The following is a summary of financial highlights from the three and nine months ended September 30, 2012:

•

The Corporation’s total assets declined slightly compared to December 31, 2011, decreasing 5.5% to $494,199. The decrease was mainly attributed to the decline in the loan portfolio, partially offset by an increase in total cash and cash equivalents.

•

As previously reported, in October 2010, the Bank entered into a Consent Agreement with the FDIC, and a written agreement with the Ohio Division of Financial Institutions (“Ohio Division”), both of which require that Tier 1 and Total Risk Based Capital ratios reach 9.0% and 13.0%, respectively. As of September 30, 2012, the Bank’s capital ratios, were not at these levels. The Tier-1 capital ratio was 8.98%, while the Total Risk Based Capital was 10.19% at September 30, 2012. On October 16, 2012, the Company announced a rights offering to existing shareholders as part of a $13,200 capital raise. Upon completion of the capital raise, the Bank anticipates that it will meet the levels required by the Consent Agreement and written Agreement.

•

Net income for the nine months ended September 30, 2012 totaled $748, an improvement over a net loss of $1,547 for the same period in 2011. The increase in net income is driven by a $3,041 decrease in the provision for loan losses and a $1,855 decrease in noninterest expenses, partially offset by a $1,718 decrease in net interest income and a $497 decrease in noninterest income.

•

Net interest income for the nine months ended September 30, 2012 totaled $11,710, compared to $13,428 in the same period in the prior year, the decrease is due to a smaller interest-earning asset base and an overall decline in interest rates.

•	Overall net loan balances continue to decline due to lower market activity. Net loans stood at $314,087 at September 30, 2012 compared to $350,183 at December 31, 2011, a decline of $36,096.

•

Total borrowings decreased by $23,347 at September 30, 2012 from $40,036 at December 31, 2011. This is a result of paying off long-term debt with excess cash generated from the overall decrease in loans and the improved ability to secure deposits from its core customer base.

ANALYSIS OF FINANCIAL CONDITION

The Corporation’s assets totaled $494,199 at September 30, 2012, compared to $522,881 at December 31, 2011, a decrease of $28,682, or 5.5%. Cash and cash equivalents increased by $8,843 from year end, totaling $48,157 at September 30, 2012 as a result of payoffs and paydowns in the loan portfolios. Total securities remained steady at $88,693, representing a 0.4% decrease from December 31, 2011. Management utilizes investment securities to provide the Corporation with the flexibility to move funds into loans as demand warrants, and as collateral for various borrowing opportunities.

Total loans decreased $37,529, or 10.4%, during the first nine months of 2012. The decline in outstanding loan balances is due to payoffs and paydowns within the problem portfolio, as a result of management’s focus on problem credits. As the economy has improved within the markets in which the Bank operates, lending opportunities are beginning to increase.

Total deposits decreased 1.3% from $445,428 at December 31, 2011 to $439,537 at September 30, 2012. Noninterest-bearing deposits grew by 19.7%, or $16,199, from year-end. Total deposits decreased due to a reduction in time deposits, however some of the maturities were reapplied to non interest bearing accounts.

Total borrowings decreased $23,347 during the nine months ended September 30, 2012. The decline in long-term borrowings was mainly attributed to the Bank reducing its FHLB debt through the early pay-off of existing balances. In previous years, the Corporation utilized a matched funding methodology for its borrowing and deposit activities. However, with its current deposit base and adequate cash balances, there has been less need for the utilization of borrowed funds.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

Net Income. The Corporation reported net income of $306 for the three month period ended September 30, 2012, compared to $276 for the same period in 2011. The improvement was mainly attributed to reduced provision expense of $560, and reduced noninterest expense of $256, offset by a decline in net interest income of $492 and a reduction in noninterest income of $171.

Net Interest Income. Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense on interest-bearing liabilities. Net interest income is the largest component of the Corporation’s income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities.

Net interest income was $3,836 for the three month period ended September 30, 2012, and $4,328 for the same period in 2011. This decline is attributed to lower interest earning assets, primarily from the previously mentioned decline in loan balances. As noted, the current economic activity in the Corporation’s market area is slowly recovering; however, loan origination activity remains low. Additionally, management has focused on reducing risk in its portfolios by tightening credit standards, further reducing the universe of quality loan originations available.

As noted, the Corporation continues to reduce its overall borrowings, mainly through the FHLB, by either replacing them with customer deposits or by reducing the overall size of the balance sheet through deposit run-off. Deposits normally are less expensive than borrowings and contribute to the stable net interest margin the Bank has experienced. Net interest margin for the third quarter 2012 was 3.33%, compared to 3.36% for the first quarter 2012 and the third quarter 2011. The decrease is a result of decreased yields on loans, partially offset by a decrease in deposit costs.

The Asset/Liability Management Committee, which is responsible for determining deposit rates, continues to closely monitor the Bank’s cost of funds to take advantage of pricing and cash flow opportunities. Additionally, because of the increased competition in the Bank’s primary marketplace, management recognizes the importance of offering special rates on certain deposit products. These special deposit rates tend to negatively affect the Corporation’s net interest margin. This strategy has yet to have a significant impact on the Bank’s cost of funds, as any increase in customer deposit rates is more than offset by a reduction in the amount of higher costing FHLB borrowings.

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

The provision for loan losses totaled $65 for the three months ended September 30, 2012, compared to $625 for the same period in 2011. This decline from the prior year quarter is mainly attributed to the overall improvement in credit quality within the Bank’s loan portfolios. Other contributing factors include improvement in delinquencies, improved workout results and stabilized real estate values, after periods of decline, within the Bank’s market area. Management maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.

Nonaccrual loans at September 30, 2012 were $5,468, a decrease of $4,107 from the December 31, 2011 balance of $9,576. The portfolio of problem loans has continued to decrease in response to workout activities, and fewer new problem loans have surfaced. The majority of nonaccrual balances are attributed to loans in the investment real estate sector that are not generating sufficient cash flow to service the debt.

The allowance for loan losses was $8,151, or 2.53% of total loans at September 30, 2012, compared to $9,584, or 2.66% of total loans at December 31, 2011. While charge-offs for the three months ended September 30, 2012 are significant they have contributed to significant decreases in delinquencies and nonaccrual loans. This has reduced the need for additions to the allowance for loan losses. Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level.

Noninterest Income. Total noninterest income was $1,158 for the three months ended September 30, 2012, a decline from the $1,329 recognized in the third quarter 2011. The decline is attributed to reduced data processing revenue as a result of the sale of all outstanding contracts that were owned by Datatasx LLC.

Noninterest Expense. Total noninterest expense was $4,750 for the three months ended September 30, 2012, a 4.9% decrease compared to noninterest expense of $4,995 for the same period in 2011. The decrease is primarily the result of restructuring that included branch closures in 2011, driving a $215 decrease in occupancy and equipment. The Corporation has also seen a reduction in professional services of $199 as much of this cost related to the workout of problem credits, which have decreased throughout the year. This is partially offset by an increase in salaries and benefits of $287 that is a result of the addition of senior management positions during the year that were not filled in 2011.

Income Taxes. The Corporation recorded an income tax credit of $127 for the three months ended September 30, 2012, compared to an income tax credit of $239 in the same period in 2011. In 2010, management recognized a full allowance on the net deferred tax asset. Management is maintaining its full allowance tax position each quarter.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

Net Income (Loss). The Corporation reported net income of $748 for the nine month period ended September 30, 2012, compared to a loss of $1,547 for the same period in 2011. The improvement in profitability was attributed to reduced provision expense and reduced noninterest expenses, partially offset by a decrease in net interest income and a decrease in noninterest income.

Net Interest Income. Net interest income was $11,710 for the nine month period ended September 30, 2012, and $13,428 for the same period in 2011. The decline in net interest income is mainly attributed to lower interest earning assets when compared to the same period in 2011. The Corporation has been reducing its balance sheet in order to increase capital ratios, but has also experienced a decline in loan originations as the economy is slowly recovering.

As noted earlier, the Corporation has been able to reduce its overall borrowings, by paying down debt with cash generated from the declining loan portfolio, and from an increase in retail deposits. Deposits normally are less expensive than borrowing which contributes to the stable net interest margin the Bank has experienced

Provision and Allowance for Loan Losses. The provision for loan losses totaled $795 for the nine months ended September 30, 2012, compared to $3,836 for the same period in 2011. This decline in provision expense from the previous year’s quarter is mainly attributed to the overall improvement in credit quality within the Bank’s loan portfolios. Overall, problem loans have declined since year-end 2010, and delinquencies are down. Management maintains an allowance for loan losses at a level to absorb management’s estimate of probable inherent credit losses in its portfolio.

The allowance for loan losses was $8,151, or 2.53% of total loans at September 30, 2012, compared to $9,584, or 2.66 % of total loans at December 31, 2011. Net charge-offs for the nine month period ended September 30, 2011 were $2,229, which were mainly attributed to commercial real estate loans. Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level.

Noninterest Income. Total noninterest income decreased $497 to $4,080 for the nine months ended September 30, 2012, compared to the same period in 2011. The decline is attributed to reduced data processing revenue as a result of the sale of all outstanding contracts that were owned by Datatasx LLC in the prior year and a decline in retail fee production due to new consumer protection regulatory guidelines that were issued in 2011.

Noninterest Expense. Total noninterest expense decreased $1,844 to $14,403 for the first nine months of the year compared to 2011. The decrease is attributable to a restructuring that reduced staff and closed branches, the Corporation incurring lower legal and consulting expenses related to problem credits as the loan portfolio has improved, and a decrease in FDIC premiums that are based on asset size, which has decreased throughout the year.

Income Taxes. The Corporation recorded an income tax credit of $156 for the nine months ended September 30, 2012, compared to a credit of $531 in the same period in 2011. In 2010, management recognized a full allowance on the net deferred tax asset, and continues to record a full valuation allowance.

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

Cash and cash equivalents increased to $48,157 at September 30, 2012 as compared to $39,314 at December 31, 2011. The Bank continues to offer a number of retail deposit programs to increase core deposits while reducing reliance on large depositors and CDARS deposits. Cash and equivalents represented 9.7% of total assets at September 30, 2012 and 7.5% of total assets at December 31, 2011. The Corporation has the ability to borrow funds from the FHLB and the Federal Reserve should the Corporation need to supplement its future liquidity needs. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

CAPITAL RESOURCES

Total shareholders’ equity increased $1,054 between December 31, 2011 and September 30, 2012. The increase is primarily due to net income of $784 and a decrease in accumulated other comprehensive loss.

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

For the Bank, the total risk-based capital ratio was 10.19% at September 30, 2012, while the Tier 1 risk-based capital ratio was 8.98%. Regulatory minimums call for Tier 1 capital and total risk-based capital ratios of 4.0% and 8.0% at September 30, 2012, respectively. The Bank’s Tier 1 leverage ratio, defined as Tier 1 capital divided by average assets, was 7.12% at September 30, 2012. As previously reported, in October 2010, the Bank entered into a Consent Agreement with the FDIC and a written agreement with the Ohio Division which require that Tier-1 and total risk based capital percentages be 9.0% and 13.0% respectively. As a result, the Bank is currently not in compliance with these orders. The Corporation has been exploring alternatives for raising capital. On October 16, 2012, the Corporation announced the launch of a rights offering and private placement to standby purchasers for up to $13.2 million of the Corporation’s common shares. The Corporation expects that it will be able to meet the Bank’s Capital requirements when the rights offering is completed.

The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of September 30, 2012.

Contractual Obligations	Payment Due by Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB advances	$16,689	$8,872	$3,854	$1,792	$2,171
Operating lease obligations	2,583	601	988	795	199
Loan and line of credit commitments	75,756	43,232	—	—	32,524

Total Contractual Obligations	$95,028	$52,705	$4,842	$2,587	$34,894

Item 3. Quantitative and Qualitative Disclosure about Market Risk

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

The Corporation’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the possibility that the Corporation’s financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk. The measurement and analysis of the exposure of the Corporation’s primary operating subsidiary, the Bank, to changes in the interest rate environment are referred to as asset/liability management. One method used to analyze the Corporation’s sensitivity to changes in interest rates is the “net portfolio value” (“NPV”) methodology.

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

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2012.

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

FORM 10-Q

Quarter ended September 30, 2012

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no matters required to be reported under this item.

Item 1A.	Risk Factors

There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K/A for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There are no matters required to be reported under this item.

Item 3.	Defaults Upon Senior Securities

There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures

There are no matters required to be reported under this item.

Item 5.	Other Information

There are no matters required to be reported under this item.

Item 6.	Exhibits

Exhibits – The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit

3.1	Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 3.1 (File No. 000-223887))

3.2	Amended and Restated Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Report on Form 8-K filed with the Commission on May 25, 2010, Exhibit 3.1 (File No. 00-223887))

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following information from DCB Financial Corp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited); (v) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

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

DCB FINANCIAL CORP (Registrant)

Date: November 14, 2012	/s/ Ronald J. Seiffert

Ronald J. Seiffert
President and Chief Executive Officer

Date: November 14, 2012	/s/ John A. Ustaszewski

John A. Ustaszewski
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2012 and 2011 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited); (v) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

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