Form 10-K
period 2012-12-31
DCB FINANCIAL CORP
filed 2013-04-01
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

At June 30, 2012, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on a common share price of $4.85 per share (such price being the closing stock price on such date) was $17,265,641.

At March 29, 2013, the registrant had 7,192,350 common shares outstanding.

PART I

Item 1.	Business

(a)	General Development of Business

DCB Financial Corp (“DCB” or the “Corporation”) is a financial holding company headquartered in Lewis Center, Ohio. The Corporation has one wholly-owned subsidiary bank, The Delaware County Bank and Trust Company (the “Bank”). The Corporation also has three additional wholly-owned subsidiaries, DCB Title Services, LLC, an Ohio limited liability company (“DCB Title”), DCB Insurance Services, LLC, an Ohio limited liability company (“DCB Insurance”), and DataTasx LLC, an Ohio limited liability company. DCB Title provides standard real estate title services, while DCB Insurance provides a variety of insurance products. Subsequent to the end of the first quarter 2011, management entered into an agreement to sell the outstanding contracts serviced through DataTasx LLC. Those services were discontinued in September 2011. Neither DCB Title nor DCB Insurance is material to the financial results of the Corporation. The Bank has one wholly-owned subsidiary, ORECO, Inc., an Ohio corporation (“ORECO”), which is used to process other real estate owned.

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

The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, trust and other wealth management services. The Bank also provides treasury management services for both commercial and public unit entities. Prior to 2012, the Corporation provided data processing and other bank operational services to other financial institutions. However, those services were discontinued in September 2011, and were not a significant part of operations or revenue.

The Bank grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin and Union Counties, Ohio. Since 2008, general economic conditions in the Corporation’s market area have declined as a result of a slow economic environment. Real estate values, especially in the Bank’s core geographic area, remain under pressure due to a lack of robust activity within the market.

The Bank’s core business is not significantly affected by a single industry; however, a number of the Corporation’s depositors are public fund units which operate within the Bank’s geographic footprint. Though this group’s deposit base is significant, overall balances do not fluctuate materially. No material industry or group concentrations exist in the loan portfolio.

Certain risks are involved in granting loans, primarily related to the borrower’s ability and willingness to repay the debt. Before the Bank extends a loan to a customer, these risks are assessed through a review of the borrower’s repayment capacity, past and current credit history, the collateral being used to secure the transaction in the event of non-repayment, the borrower’s character and other factors. Once the decision has been made to extend credit to a customer, the Bank’s loan officers, credit administration and loan review personnel monitor these factors throughout the life of the loan. Commercial and commercial real estate loans are assigned a risk rating at inception, and are reviewed annually thereafter when financial statements are received, and at other times when there is an indication that a customer’s credit may have weakened or improved. Risk rating changes require the signature of the Chief Credit Officer or his or her designee. The risk rating is also updated after it is reviewed through the process of annual reviews, loan quality reports, extensions, renewals, modifications or audits by external loan review or regulatory agencies. In addition, any loan identified as a problem credit is assigned to the Bank’s “watch list,” and is subject to ongoing monitoring by the Bank’s credit quality and workout committees to ensure action is taken to mitigate loss potential.

Commercial, industrial and agricultural loans are primarily variable rate and include operating lines of credit and term loans made to small businesses based on their ability to repay the loan from the business’ cash flow. These loans are typically secured by business assets such as equipment, accounts receivable, inventory, commercial real estate, agricultural real estate and, occasionally, by the business owner’s principal residence. When the borrower is not an individual, the Bank generally obtains the personal guarantee of the business owner. Commercial lending entails significant risks. These loans typically involve larger loan balances and are generally dependent on the business’ cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower’s historical cash flow to determine if the company has the ability to service proposed and existing obligations.

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

Residential real estate loans and home equity lines of credit can either be fixed rate or carry an adjustable rate; home equity lines are generally variable. These loans are secured by the borrower’s residence. Such loans are made based on the borrower’s ability to repay the debt from employment and other income. Management assesses the borrower’s ability to repay the debt through a review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. Residential real estate loans are generally originated with loan-to-value ratios of 80% or less. An appraisal is obtained from a qualified real estate appraiser for substantially all new loans secured by real estate.

Construction lending has become a smaller portion of the Bank’s lending strategy due to the lower levels of economic development in the Bank’s market area. Construction loans are secured by residential and business real estate, generally occupied by the borrower on completion. The Bank’s construction lending program is established in a manner to minimize risk of this type of lending by not making a significant amount of loans on speculative projects. While not contractually required to do so, the Bank usually makes the permanent loan at the end of the construction phase. Construction loans are generally originated with loan-to-value ratios of 75% or less.

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

Employees

At December 31, 2012, the Bank had 181 employees, 145 of whom were full-time. The Bank offers a number of employee benefits such as health, dental and life insurance, as well as education assistance for qualified employees. A 401(k) retirement plan is also available for eligible employees. No employee is represented by a union or collective bargaining group. Management considers its employee relations to be good. All of the Corporation’s employees are employed by the Bank.

Competition

The Bank operates in a highly competitive industry due to statewide and interstate branching by banks, savings and loan associations and credit unions. In its primary market area of Delaware County, Ohio and surrounding counties, the Bank competes for new deposit dollars and loans with several financial service companies, including large regional and smaller community banks, as well as savings and loan associations, credit unions, finance companies, insurance companies, brokerage firms and investment companies. According to market data as of June 30, 2012; there are approximately fourteen other deposit-taking and lending institutions competing in the Bank’s primary market. In addition, according to the most recent Federal Deposit Insurance Corporation (the “FDIC”) market data, the Bank ranks second in market share with approximately 22% of the deposits in the primary market. The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U.S. Government Agency, State and Municipal subdivision issues which comprise a significant portion of the Bank’s investment portfolio, and which rates are used as indices on various loan products. The Bank is competitive with interest rates and loan fees that it charges, and in pricing and the variety of accounts it offers to the depositor. The dominant pricing mechanism on loans is the prime interest rate (“Prime”) as published in the Wall Street Journal. The interest spread in relation to Prime depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are reviewed weekly by management and are discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area, while developing funding opportunities that earn an adequate interest rate margin.

Supervision and Regulation

The business in which the Corporation and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies. The Bank is subject to supervision, regulation and periodic examination by the State of Ohio Division of Financial Institutions (the “ODFI”) and FDIC. The supervision, regulation and examination to which the Corporation and its subsidiaries are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of security holders.

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

As a financial holding company, the Corporation is subject to supervision, regulation and periodic examination by the Federal Reserve Board and, as a publicly traded corporation, is subject to the rules of the Securities and Exchange Commission (“SEC”).

The following information describes selected federal and state statutory and regulatory provisions that have, or could have, a material impact on the Corporation’s business. This discussion is qualified in its entirety by reference to the full text of the particular statutory or regulatory provisions. These statutes and regulations are continually under review by the United States Congress and state legislatures and state and federal regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Corporation or its subsidiaries could have a material effect on their respective businesses.

Federal Reserve Board. The Federal Reserve Act requires banks to maintain reserves against their net transaction accounts (primarily checking and NOW accounts). The amounts are subject to adjustment by the Federal Reserve Board (the “FRB”). As of December 31, 2012, the Bank was in compliance with its reserve requirements.

Transactions between the Corporation and the Bank are subject to statutory limits in Sections 23A and 23B of the Federal Reserve Act, which limit the amounts of such transactions and require that the terms of the transactions be at least as favorable to the Bank as the terms would be of a similar transaction between the

Bank and an unrelated party. The Corporation and the Bank were in compliance with these requirements and restrictions as of December 31, 2012.

Current FRB policy requires financial holding companies to act as a source of financial and managerial strength to its banking subsidiaries. Under this policy, the FRB may require the Corporation to commit resources or contribute additional capital to the Bank, which could restrict the amount of cash available for dividends to the Corporation’s shareholders. Further, this support may be required at times when the financial holding company may not have the resources to provide it. The FRB has issued guidance on the payment of dividends by financial holding companies, which includes conditions under which bank holding companies must provide advance notification of their intentions to declare and pay dividends. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”

On June 29, 2010, DCB entered into a memorandum of understanding (“MOU”) with the FRB. This MOU provides that DCB may not declare or pay cash dividends to its shareholders, repurchase any of its shares, or incur or guarantee any debt without the prior approval of the FRB.

Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions; a) well capitalized, b) adequately capitalized, c) undercapitalized, d) significantly undercapitalized and e) critically undercapitalized, and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits as well as certain other aspects of its operations. As of December 31, 2012, the Corporation and the Bank were both considered well capitalized based on the published guidelines implemented by FDIC. The Bank has entered into a Consent Order with the FDIC and a Written Agreement with the Ohio Department of Financial Institutions (the “ODFI”) that requires Tier-1 capital and total risk-based capital to reach levels of 9% and 13% respectively. At December 31, 2012, the Bank was in compliance with those required levels; however the Bank continues to operate under certain restrictions as noted in the Consent Order and Written Agreement, further discussed in Note 13 of the Notes to the Consolidated Financial Statements in Item 8.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLBA”) was signed into law in 1999 and became effective in 2000. It permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies, and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under regulatory prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act (“CRA”) by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB.

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

Financial Modernization and the Dodd-Frank Act.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion. Although some of the regulations have been adopted, many still have not, and the effect they will have on DCB and the Bank will not be known for years.

Among the provisions already implemented that have or may have an effect on DCB are the following:

•	The Consumer Financial Protection Bureau (“CFPB”)has been formed, which has broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000, and non-interest bearing transaction accounts had unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

•	public companies in all industries are now required to provide stockholders the opportunity to cast a non-binding advisory vote on executive compensation; and

•

The FRB has imposed on financial institutions with assets of $10 billion or more a cap on the debit card interchange fees the financial institutions may charge. Although the cap is not applicable to the Bank, it may have an adverse effect on the Bank as the debit cards issued by the Bank and other smaller banks, which have higher interchange fees, may become less competitive.

Additional provisions not yet implemented that may have an effect on DCB are the following:

•

new capital regulations for bank holding companies will be adopted, which may impose stricter requirements; and trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

•

new corporate governance requirements applicable generally to all public companies in all industries will require other new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

Federal Home Loan Banks. The Federal Home Loan Banks (the FHLBs) provide credit to their members in the form of advances. As a member, the Bank must maintain an investment in FHLB of Cincinnati stock in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Bank’s residential real estate loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in FHLB of Cincinnati stock having a book value of $3.8 million at December 31, 2012. The FHLB advances are secured by collateral in one or more specified categories. The amount a member may borrow from the FHLB is limited based upon the amounts of various assets held by the member.

Insurance Agency Regulation. DCB Insurance is subject to insurance laws and regulations of the State of Ohio and the Ohio Department of Insurance. The insurance laws and regulations require education and licensing of agencies and individual agents require reports and impose business conduct rules. Because the operations of DCB Insurance do not have a material impact on the financial results of the Corporation, the intricacies of these laws and regulations will not be discussed further.

(c)	Available Information

The Corporation maintains a website at the following website address: www.dcbfinancialcorp.com. The Corporation makes available, free of charge through its Internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after such materials have been electronically filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Jay D. Wolf, Vice President of Marketing and Customer Relations at 740-657-7000. Additionally, the investors may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. The public may receive information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Investors may also access this information on the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

DCB’s business and results of operations are subject to a number of risks, including economic, competitive, credit, market, liquidity, regulatory and reputational. Though many of these risks are outside the Corporation’s control, the Corporation has developed a risk management function which has established a framework for identifying, monitoring and controlling these risks on a corporate-wide basis. The following discussion focuses on the major business risks encountered in the Corporation’s operating environment.

Required compliance with regulatory agreements to which the Bank and DCB are subject could have an adverse affect on shareholder interests, including profitability, dividends and share price.

The Bank entered into the Written Agreement with the ODFI and the Consent Order with the FDIC, each of which was effective as of October 28, 2010, which addresses matters pertaining to, among other things: management and operations of the Bank; credit risk management practices and credit administration policies and procedures; Bank actions with respect to problem assets; reserves for loan and lease losses; strengthening the capital position of the Bank; the strategic plan and budget for fiscal years 2011 and 2012; staffing; and submitting a funding contingency plan for the Bank that identifies available sources of liquidity and includes a plan for dealing with potential adverse economic and market conditions.

The Consent Order and the Written Agreement contain substantially similar provisions. Among other things, they each require the Bank to attain a minimum 9% Tier-1 capital ratio within 90 days of the effective date, and total risk-based capital ratio of not less than 13% within that same time period; submission of plans related to the reduction of non-performing assets; and a review of accounting matters related to subsidiary companies.

Management and the board of directors have made significant progress towards addressing and resolving these issues which are based on the findings of the ODFI and FDIC during their examinations of the Bank in 2010, including completing a capital raise on December 19, 2012 and investing sufficient capital into the wholly-owned bank on January 9, 2013. Since the completion of the examinations, a number of other initiatives have been developed and implemented which address the referenced matters, including: strengthening the Bank’s liquidity position and developing improved liquidity analysis and reporting; improving its credit underwriting and monitoring processes; and utilizing significant resources to address its problem loan portfolio in order to reduce the total level of under-performing loans.

The Written Agreement and Consent Order also provide that the Bank may not declare or pay dividends to DCB without the prior approval of the FDIC and ODFI. DCB may not declare or pay cash dividends, repurchase any of its shares, incur or guarantee any debt without the prior approval of the Federal Reserve.

Additionally, the Bank is required to submit periodic progress reports to the ODFI and the FDIC regarding various aspects of the foregoing actions and requirements. The Bank board appointed a compliance committee to monitor and coordinate the Bank’s performance under the Written Agreement and Consent Order. The Written Agreement and Consent Order will remain in effect until modified or terminated by the ODFI and/or the FDIC. The Bank entered into the Written Agreement and the Consent Order without admitting or denying any unsafe or unsound banking practices, violations, rule or regulation.

Our business may be adversely affected by current conditions in the financial markets, the real estate market and economic conditions generally.

Even though unemployment rates have begun to decline, the current national economy continues to be plagued by high unemployment and lower overall economic activity. Though DCB’s market activity has fared better than some other metropolitan areas, development is still growing at a moderate pace. The housing market declined, resulting in decreasing home prices and lower sales activity. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. Because of these down turns many financial institutions had to seek additional capital or to merge with larger and stronger institutions. Although some improvements have occurred, housing prices are still depressed in some markets and unemployment remains high compared to levels prior to the recession.

The enactment of new legislation and increased regulatory oversight may significantly affect our financial condition and results of operations.

The FRB, United States Congress, the United States Department of Treasury (the “Treasury”), the FDIC and others have taken numerous actions to address the current liquidity and credit situation in the financial markets. These measures include actions to encourage loan restructuring and modification for homeowners; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; and coordinated efforts to address liquidity and other weaknesses in the banking sector. The long-term effect of actions already taken as well as new legislation is unknown. Continued or renewed instability in the financial markets could weaken public confidence in financial institutions and adversely affect our ability to attract and retain new customers.

Further, legislation has been proposed that would reduce the amount that our customers are required to pay under existing loan contracts or limit our ability to foreclose on collateral. There can be no assurance that future legislation will not significantly impact our ability to collect on our current loans or foreclose on collateral.

Adverse changes in the financial markets may result in an impairment charge and may adversely impact our results of operations.

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

Over the last few years, structured investments, like our collateralized debt obligations, have been subject to significant market volatility due to the uncertainty of the credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles. These conditions have resulted in our recognizing impairment charges on certain investment securities. Given recent market conditions and changing economic factors, we may be required to recognize additional impairment changes on securities held in our investment portfolio in the future. Even though significant impairments were recognized in prior years, there were none in 2012. While performance has improved in the current year, it does not preclude the Bank from potential future impairments.

A default by another larger financial institution could adversely affect our business.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by one institution, could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This “systemic risk” may adversely affect our business.

Changes in national and local economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline and as loans and deposits decline.

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. Conditions such as inflation, recession, unemployment, changes in interest rates and money supply and other factors beyond our control may adversely affect the ability of our borrowers to repay their loans and the value of collateral securing the loans, which could adversely affect our earnings. Because we have a significant amount of real estate loans, a decline in the value of real estate could have a material adverse affect on us. As of December 31, 2012, 76% of our loan portfolio consisted of commercial and industrial, commercial real estate, real estate construction and installment loans, all of which are generally viewed as having more risk of default than residential real estate loans and all of which, with the exception of installment loans, are typically larger than residential real estate loans. Residential real estate loans held in the portfolio are typically originated using conservative underwriting standards that do not include sub-prime lending. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Economic and political changes could also adversely affect our deposits and loan demand, which could adversely affect our earnings and financial condition. Since substantially all of our loans are to individuals and businesses in Ohio, any decline in the economy of this market area could have a materially adverse effect on our credit risk and on our deposit and loan levels.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

During the last few years, the amount of bank failures has risen which has dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits) for 2009 and 2010. Additional changes were also made to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

The Emergency Economic Stabilization Act of 2008 instituted two temporary programs to further insure customer deposits at FDIC-member banks: deposit accounts became insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts became fully insured (unlimited coverage). Since then, the Dodd-Frank Act made the increase in the standard maximum insurance amount permanent, and the unlimited coverage of non-interest bearing transactions accounts has been extended until December 31, 2012.

On May 22, 2009, the FDIC adopted a rule that imposed a special assessment for the second quarter of 2009 of five basis points on each insured depository institution’s assets minus its Tier-1 capital as of June 30, 2009, which was collected on September 30, 2009.

On November 12, 2009, the FDIC adopted a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. The three-year prepayment was $3.1 million for us, of which $1.2 million has been expensed through 2012.

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

We maintain an allowance for loan losses to provide for probable loan losses based on management’s ongoing analysis of the loan portfolio. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses. For more information on the sensitivity of these estimates, refer to the discussion of our critical accounting policies included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results from Operations – Critical Accounting Policies of this Annual Report on Form 10-K.

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

Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the allowance for loan loss will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions could have a material adverse impact on our financial condition and results of operations. In addition, federal and state regulators periodically review our allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Any increase in the provision for loan losses would decrease our net income.

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

Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with GAAP and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. Due to the inherent nature of these estimates, we cannot provide absolute assurance that the estimates will not significantly change in subsequent periods.

Material breaches in security of our systems may have a significant effect on our business.

We collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third party service providers. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. We also have implemented security controls to prevent unauthorized access to the computer systems and we require our third party service providers to maintain similar controls. However, management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business.

Trading in our common shares is very limited, which may adversely affect the time and the price at which investors may sell their DCB common shares.

Trading in DCB’s common shares is not active, and the spread between the bid and the ask price is often wide. As a result, shareholders may not be able to sell their shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. The price at which a shareholder may be able to sell his or her common shares may be significantly lower than the price at which he or she could buy DCB common shares at that time.

Future acquisitions and diversification of business products may adversely affect our financial condition and results of operations.

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

DCB entered into a MOU with the FRB on June 29, 2010. This MOU provides that DCB may not declare or pay cash dividends to its shareholders, repurchase any of its shares, or incur or guarantee any debt without the prior approval of the FRB. This limits our ability to pay dividends.

Even if the FRB permitted us to pay dividends, the most significant source of funds for dividend payments to our shareholders is the receipt of dividends by DCB from the Bank. However, the Bank has entered into the Written Agreement with the ODFI and the Consent Order with the FDIC, effective October 28, 2010.

The Written Agreement and Consent Order also provide that the Bank may not declare or pay dividends to DCB without the prior approval of the FDIC and ODFI. DCB may not declare or pay cash dividends, repurchase any of its shares, incur or guarantee any debt without the prior approval of the Federal Reserve.

As previously noted, the Bank is required to achieve a Tier-1 capital ratio, which is capital divided by total average assets, of not less than 9% and a total risk-based capital ratio of not less than 13% within 90 days of the effective date of the Written Agreement and Consent Order, and to maintain those capital levels during the remaining term of the Written Agreement and the Consent Order. During 2012, DCB completed a successful capital raise. The majority of the proceeds from the offering were contributed to the Bank on January 9, 2013, which would raise capital ratios to those required by the Written Agreement and Consent Order. Although the Corporation’s earnings and financial condition have allowed it to declare and pay periodic cash dividends in certain historic quarters to its stockholders, there can be no assurance that the dividend policy will allow for dividend payments in future periods.

The potential withdrawal of the Bank’s deposits from public institutions present possible liquidity and earnings risks.

At December 31, 2012, approximately 11.93% of the Bank’s deposits were received from public institutions. The possibility of withdrawal of such deposits, which do not tend to be long-term deposits, poses liquidity and earnings risk to the Corporation.

Investment securities may decline in value and require the recognition of an impairment expense, affecting the Corporation’s earnings.

The Corporation invests in various investment securities. Investment securities are exposed to various risks, including interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities may occur in the near term and that such change could materially affect the amounts reported in the accompanying balance sheets. In addition, if impairment in value is determined to be other than temporary, a reduction in earnings may result.

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

Item 1B. Unresolved Staff Comments

The Corporation has no unresolved staff comments.

Item 2.	Properties

The Bank owns and operates its main office at 110 Riverbend Avenue, Lewis Center, Ohio 43035. The Bank operates 14 branches and utilizes 8 other properties, including its corporate center, that are owned or leased as noted below:

1. Corporate Office	110 Riverbend Avenue, Lewis Center, Ohio 43035 (owned)

2. Downtown Delaware Branch	41 N. Sandusky St., Delaware, Ohio 43015 (leased)

3. Delaware Center Branch	199 S. Sandusky Street, Delaware, Ohio 43015 (owned)

4. Galena Branch	10 Park Street, Galena, Ohio 43021 (owned)

5. Ashley Branch Office	2 West High Street, Ashley, Ohio 43003 (owned)

6. Buehler’s Central Office	800 West Central Avenue, Delaware, Ohio 43015 (leased)

7. Sunbury Branch Office	75 S. Miller Dr., Sunbury, Ohio 43074 (owned)

8. Highland Lakes Branch	6156 Highland Lakes Avenue, Westerville, Ohio 43082 (leased)

9. Sawmill Parkway Branch	10149 Brewster Lane, Powell, Ohio 43065 (leased)

10. Willowbrook Branch	100 Willowbrook Way South, Delaware, Ohio 43015 (leased)

11. Olentangy Crossing Branch	81 Gallopers Ridge East, Lewis Center, Ohio 43035 (leased)

12. Corporate Center Drive-Thru	Corner of Evergreen & US 23 S., Lewis Center, OH 43035 (owned)

13. Willowbrook, Delaware Run Branch	100 Delaware Crossing West, Delaware, OH 43015 (leased)

14. Marysville City Gate Branch	181 North Coleman’s Crossing, Marysville, Ohio 43040 (owned)

15. Liberty Branch	7319 Sawmill Parkway, Powell, Ohio 43065 (leased)

16. ATM Express Bank	556 W. Central Ave., Delaware, Ohio 43015 (leased)

17. ATM Express Bank	Ohio Wesleyan University, Delaware, Ohio 43015 (leased)

18. ATM Express Bank	1123 Columbus Pike, Delaware, Ohio 43015 (leased)

19. ATM Express Bank	240 North Liberty Street, Powell, Ohio 43065 (leased)

20. ATM Express Bank	33 W. William St., Delaware, Ohio 43015 (leased)

21. ATM Express Bank	10 West North Street, Ostrander, Ohio 43061 (owned)

22. ATM Express Bank	1942 Polaris Parkway, Columbus, Ohio 43240 (leased)

Management considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All the properties owned by the Bank are unencumbered by any mortgage or security interest and are, in management’s opinion, adequately insured. The lease agreements for two branch properties that were closed in the prior year remained in effect at December 31, 2012. Management intends to sublease those properties where an economic or strategic advantage exists.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

DCB had 7,192,350 common shares outstanding on March 18, 2013, held of record by approximately 1,500 shareholders. There is no established public trading market for DCB’s common shares. DCB’s common shares are traded on a limited basis on the OTC Bulletin Board. At times however, various brokerage firms maintain daily bid and ask prices for DCB’s common stock. The range of high and low transactions as reported by the OTC Bulletin Board is reported below. These transactions are shown without retail mark-up, mark-down or commissions.

	Quarter ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
High	$5.00	$5.50	$5.25	$5.50
Low	2.64	4.55	4.50	3.99
Dividends per share	0.00	0.00	0.00	0.00

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
High	$3.75	$3.84	$3.60	$3.00
Low	3.05	3.10	2.50	2.20
Dividends per share	0.00	0.00	0.00	0.00

Management does not have knowledge of the prices in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for DCB’s stock, these prices may not reflect the prices at which the stock would trade in a more active market. DCB sold no securities during 2012 or 2011 that were not registered under the Securities Act of 1933.

Income of DCB primarily consists of dividends, which may be declared by the Board of Directors of the Bank (the “Board”) and paid on common shares of the Bank held by DCB. During 2009 management of DCB ceased the payment of regular cash dividends and, no assurances can be given that any dividends will be declared or, if declared in the future, what the amount of any such dividends will be. The Bank did not pay dividends to DCB Financial during 2012 or 2011. See Note 13 to the Consolidated Financial Statements for a description of dividend restrictions.

As of December 31, 2012, Broadridge Corporate Issuers Solutions, Inc. acted as the transfer agent for the Corporation’s common stock.

Item 6.	Selected Financial Data

The following tables set forth certain information concerning the consolidated financial condition, results of operations and other data regarding DCB at the dates and for the periods indicated.

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Total assets	$506,492	$522,881	$565,105	$675,022	$712,564
Cash and cash equivalents	63,307	39,314	33,521	41,453	34,658
Securities available for sale	87,197	88,113	69,597	94,100	111,360
Securities held to maturity	1,149	1,010	1,313	1,752	8,002
Net loans	310,623	350,183	412,617	479,003	507,076
Deposits	448,290	445,428	465,076	557,455	565,153
Borrowed funds	7,498	40,036	59,767	66,159	88,384
Shareholders’ equity	48,389	34,699	37,414	49,343	56,059

	At December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Selected Operating Data
Interest income	$18,848	$22,732	$28,118	$32,341	$38,405
Interest expense	3,238	5,113	6,925	10,558	16,743

Net interest income	15,610	17,619	21,193	21,783	21,662
Provision for loan losses	495	5,436	11,040	9,398	8,177

Net interest income after provision for loan losses	15,115	12,183	10,153	12,385	13,485
Noninterest income	5,024	6,358	6,115	3,219	5,487
Noninterest expense	19,606	21,292	23,488	22,989	20,884

Income (loss before income tax)	533	(2,751)	(7,220)	(7,385)	(1,912)
Income tax expense (credit)	(69)	(13)	5,110	(3,185)	(2,241)

Net income (loss)	$602	$(2,738)	$(12,330)	$(4,200)	$329

Per Share Data:
Basic earnings (loss) per share	$0.15	$(0.74)	$(3.32)	$(1.13)	$0.09

Diluted earnings (loss) per share	$0.15	$(0.74)	$(3.32)	$(1.13)	$0.09

Dividends declared per share	$—	$—	$—	$0.06	$0.56

	At or for the year ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios:
Interest rate spread	3.20%	3.26%	3.44%	3.21%	2.97%
Net interest margin	3.34	3.39	3.58	3.38	3.29
Return on average equity	1.73	*	*	*	0.55
Return on average assets	0.12	*	*	*	0.05
Average equity to average assets	6.83	6.56	7.32	7.64	8.42
Allowance for loan losses as a percentage of nonaccrual loans	129.08	100.08	73.82	92.94	130.64

*	Not meaningful

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Introduction

Below is management’s presentation of an analysis of DCB’s consolidated financial condition and results of operations as of and for the year ended December 31, 2012, compared to December 31, 2011. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements, the related footnotes and the selected financial data included elsewhere in this Annual Report on Form 10-K.

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

Recent Accounting Standards

Financial Accounting Standards Board (the “FASB”) In May 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The impact of adoption of this ASU did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the Corporation currently reports comprehensive income in two separate but consecutive statements with all of the components required by ASU 2011-05, the adoption of this guidance did not have an impact on the consolidated financial statements.

Critical Accounting Policies

DCB’s consolidated financial statements are prepared in accordance with GAAP. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

The most significant accounting policies followed by the Corporation are presented in the notes to the Consolidated Financial Statements. These policies are fundamental to the understanding of results of operations and financial condition. The accounting policies considered to be critical by Management are as follows.

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

The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank’s trends in delinquencies and loan losses, as well as trends in delinquencies and loan losses for the region and nationally, and economic factors.

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

The valuation of other assets requires that management utilize a variety of estimates and analysis to determine whether an asset is impaired or other-than-temporarily impaired. After determining the appropriate methodology for fair value measurement, management then evaluates whether or not declines in fair value below book value are temporary or other-than-temporary impairments (“OTTI”). If it is determined that measured impairment is other-than-temporary the appropriate loss recognition is recorded within the period that OTTI is recognized. Generally, management utilizes third parties to provide appraisals, analysis or market pricing in support of OTTI analysis.

Liquidity

Liquidity is the ability of DCB to fund customers’ needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow exists to meet all financial commitments and to capitalize on business expansion opportunities. This ability depends on the institution’s financial strength, asset quality and types of deposit and investment instruments offered by the Bank to its customers. DCB’s principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to obtain funding from other sources including the FHLB, Federal Reserve, and through its other correspondent relationships. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. DCB maintains investments in liquid assets based upon management’s assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents increased $23,993, or 61.0%, to $63,307 at year-end 2012 from $39,314 at year-end 2011. Cash and cash equivalents represented 12.5% of total assets at December 31, 2012 compared to 7.5% on December 31, 2011. The Bank has the ability to borrow funds from the FHLB and has lines with the Federal Reserve Bank of Cleveland in the form of discount window availability and through the Borrower-In-Custody program, should it need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities.

In addition to funding maturing deposits and other deposit liabilities, DCB also has off-balance sheet commitments in the form of lines of credit and letters of credit utilized by customers in the normal course of business. Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. These off-balance sheet commitments are not considered to have a significant effect on the liquidity position of the Corporation. Further, management believes DCB’s liquidity position is adequate based on its stable level of cash equivalents and the stability of its core other funding sources.

Capital Resources

As previously noted, the Corporation’s total shareholders’ equity increased $13,690, or 39.5%, between December 31, 2012 and December 31, 2011. The increase was primarily driven by the issuance of common stock that was completed in December, 2012.

Tier-1 capital is shareholders’ equity excluding the net unrealized gains or losses included in other comprehensive income and a percentage of mortgage-servicing rights. Total capital includes Tier-1 capital plus the allowance for loan losses, not to exceed 1.25% of risk weighted assets. Risk weighted assets are DCB’s total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk.

As previously reported via Form 8-K, the Corporation’s wholly-owned bank subsidiary entered into a Consent Order with the FDIC and a Written Agreement with the Ohio Division of Financial Institutions which requires that Tier-1 and Total Risk Based Capital percentages reach 9.0% and 13.0% respectively. According to the Consent Order and Written Agreement, the Corporation is required to maintain a ratio of total capital to risk-weighted assets of 13.00%, and a Tier-1 risk-based consolidated capital ratio of 9.00%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, and a Tier-1 risk-based consolidated capital ratio of 4.0%. DCB’s consolidated ratio of total capital to risk-weighted assets was 13.46% at year-end 2012, while the Tier-1 risk-based consolidated capital ratio was 12.25%. DCB’s consolidated leverage ratio, defined as Tier-1 capital divided by average assets, was 9.79% at year-end 2012. The Corporation’s wholly-owned bank reported a Tier-1 leverage ratio of 7.93% at December 31, 2012. On December 19, 2012, the Corporation completed a capital raise and on January 9, 2013 invested capital into the wholly-owned bank. Had this capital investment been completed prior to December 31, 2012, the wholly-owned bank would have reported a Tier-1 leverage ratio of 9.54%

Overview of 2012

Through its locations in Delaware, Union and Franklin Counties, the Corporation provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, real estate mortgage loans, installment loans, trust, and other wealth management services.

In December 2012, the Corporation raised $13,205 in connection with the sale of 3,474,964 shares of common stock at $3.80 per share through a rights offering to existing DCB shareholders and a private offering to local standby investors. The net proceeds of the capital raise, $12,932, of which $8,092 was invested in the Bank. This investment materially improved the Corporation’s capital ratios at December 31, 2012. On January 9, 2013, the Corporation invested enough capital into its wholly-owned Bank subsidiary to raise the Bank’s capital ratios to levels that exceed the revised minimum regulatory capital requirements of Total Capital to Risk Weighted Assets of 13.0% and Tier-1 Capital to Average Assets of 9.0%.

The Corporation’s current economic environment has driven down earnings due to higher unemployment and lower real estate values. This has increased credit defaults at the Bank over the last few years. Currently, real estate values within the Bank’s market have stabilized; however, they have not rebounded to pre-recession values. Overall, the local economy has shown some signs of recovery, but it has been slow.

Management has attempted to mitigate the results of these economic issues through a change in infrastructure by increasing its resources related to credit and compliance and by creating strategies for the long term benefit of its shareholders. These strategies include, but are not limited to: reducing the overall size of the balance sheet; reducing staff to control costs; ensuring credit standards are appropriate for the current economic environment; and, pricing loans and other products appropriately. This includes pricing its deposit products to remain competitive, but focusing on developing core deposits through customers in its geographic footprint.

The Corporation has also made significant progress in addressing its credit issues related to problem loans. During 2011 and continuing into 2012, management devoted significant resources in terms of personnel, consultants and legal resources to addressing non-performing and troubled loans. The strategies that were developed include: getting problem credits refinanced outside of the bank; negotiating restructured notes; selling notes to third-parties; charging off uncollectable balances; and when necessary, liquidating collateral.

The following points address financial and other strategic highlights from 2012:

•

The Corporation’s assets totaled $506,492 at December 31, 2012, compared to $522,881 at December 31, 2011, a decrease of $16,389, or 3.13%. The decrease in assets was mainly attributed to a decline in loans due to management initiations to improve credit quality which created liquidity to reduce long-term debt.

•

Net income for 2012 totaled $602 as compared to the net loss of $2,738 for 2011, driven by a decrease in provision for loan losses of $4,941. The improvement is attributable to the following factors: improved credit quality and a reduction in legal and professional fees related to workouts of troubled credits. This is partially offset by declines in net interest income from downward repricing in investment and loan portfolios.

•

The Corporation’s net interest income decreased in 2012 to $15,610 from $17,619 in 2011. This is mainly attributed to the lower level of earning assets from year to year, and the decline in interest rates on loans and investments.

•

The provision for loan losses totaled $495 for the year ended December 31, 2012 compared to $5,436 in 2011. The Bank maintains an allowance for loan losses at a level considered adequate to absorb management’s estimate of probable inherent credit losses in its portfolios.

•

Nonaccrual loans declined from $9,576 to $5,331 from year end 2011 to year end 2012. As previously mentioned, this change resulted from the additional resources and implementation of strategies focusing on improving the overall credit quality of the balance sheet.

I.	Discussion of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Analysis of Financial Condition for the Years Ended December 31, 2012 and December 31, 2011

The Corporation’s assets totaled $506,492 at December 31, 2012, compared to $522,881 at December 31, 2011, a decrease of $16,389, or 3.1%. The decrease is attributable to a $39,560 decrease in net loans, offset by a $23,993 increase in cash and a $777 increase in investment securities. The decrease in loans is due to the previously mentioned continued workout of problem credits. The decrease in other assets is primarily attributable to a decrease in the FDIC prepaid insurance premium. The increase in cash and securities was funded by the payoffs of loans.

Total liabilities decreased from $488,182 to $458,103 in 2012. The decrease is attributable to a $32,538 decrease in advances from the FHLB, partially offset by a $2,862 increase in deposits. Total non-interest bearing deposits were $95,847 which is an increase of $13,418 from year-end 2011. Additionally, time deposits were reduced by $35.6 million or 20.5% from year-end 2011 as the Corporation has focused on building non-interest bearing deposits and low cost transactional account balances.

Total stockholders’ equity increased from $34,699 at December 31, 2011 to $48,389 in December 31, 2012. The increase is attributable to the previously mentioned $13,205 capital raise and $602 of net income for the year ended December 31, 2012. This increase in capital will allow for the Bank to meet the increased capital ratios required by its regulators and provide capital for future growth opportunities.

Comparison of Results of Operations for the Years Ended December 31, 2012 and December 31, 2011

Net Income (loss) – The Corporation reported net income of $602 for 2012, compared to a net loss of $2,738 for 2011. The improved performance in 2012 was driven by reduced operating expenses resulting from the 2011 restructuring that included branch closures and reduced staffing coupled with decreases in provision for loan loss due to improved credit quality.

Net Interest Income – Net interest income of $15,610 for the year ended December 31, 2012 decreased from the $17,619 reported for the year-ended December 31, 2011. This change is mainly due to the year-over-year reduction in earning assets on the balance sheet. Average year-to-date assets at the Bank decreased from $562,882 in 2011 to $510,133 in 2012. Management has focused on deleveraging the balance sheet, specifically by reducing problem credits, reducing FHLB borrowings, and reducing the dependency on CDARS deposit balances. This initiative is designed to reduce the overall size of the balance sheet and improve capital ratios.

Net interest margin was 3.34% for 2012, compared to 3.39% for 2011. The change in margin is attributed to a lower level of loans to deposits compared to the prior year, and the overall decline in market interest rates.

Non-interest bearing deposits increased to $95,847 from $82,429 at December 31, 2011. The Bank continues to focus on core deposit generation as part of its strategy to increase exposure to consumer markets while reducing its reliance on public funds. The Corporation has been able to reduce its overall long-term borrowings from the FHLB as it grows core deposits.

Noninterest Income – Total noninterest income for the year was $5,024, which represents a 21.0% decrease from $6,358 in 2011. This decrease is due to decreases in data processing fees, net gains on sales of assets, and trust department revenue. The decrease in data processing fees is attributable to the closure of the Corporation’s DataTasx subsidiary in 2011. The decrease in net gains on sales of assets is attributable to the losses on sales of bank-owned property, primarily in the fourth quarter. The decrease in trust department revenue is attributable to the loss of a large client during the year that has not been replaced.

Noninterest Expense – The total noninterest expense of $19,606 represented a decline of $1,686, or 7.9%, from the year ended December 31, 2011. The decrease in operating expense is attributable to decreases in occupancy and equipment expenses, a decrease in FDIC premiums, and a decrease in professional services. The decrease in occupancy and equipment expenses is attributable to the previously mentioned branch closures in 2011. The decrease in FDIC premiums is due to the decreasing asset size throughout the year, since premiums are calculated based upon total assets. The decrease in professional services is attributable to the reduction in problem credits in the loan portfolio. Since there have been fewer troubled loans to work out in the current year, legal fees related to these workouts have decreased accordingly.

Provision Expense – The provision for loan losses totaled $495 for the year ended December 31, 2012, compared to $5,436 for 2011. This decline from the previous year is attributable to the improvement in credit quality and decreased delinquent and nonaccrual loans throughout the year. Throughout 2012, analysis has indicated an improvement in credit risk due to reduced problem loans, reduced nonaccrual loans, and reduced delinquency rates. The main reason for the improvement in credit quality is the positive results from workout activities, charge-offs of bad loans and increased collection efforts. The allowance for loan losses was $6,881, or 2.17% of total loans at December 31, 2012, compared to $9,583, or 2.66% of total loans at December 31, 2011. Net charge-offs for the year have also decreased significantly and were $3,198 in 2012, compared to $8,099 for 2011.

Non-accrual loans at year-end 2012 were $5,331, a decrease of $4,245 from a balance of $9,576 at December 31, 2011. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. Management continues to focus on workout related activity to reduce non-accrual and other substandard loans. Delinquent loans over thirty days decreased to 1.30% of total loans at year-end 2012 compared to 2.24% at year-end 2011. The improving delinquency trends are due to improved collection results and, as noted above, the improvement in non-accrual loans. Delinquent loans, similar to non-accrual loans, continue to be mainly attributed to the real estate investment and commercial portfolios.

Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provision expense in the future if needed to maintain the allowance for loan losses at an appropriate level. Management will continue to focus on activities related to monitoring, collection and workout of delinquent loans. In addition, management will continue to monitor exposure related to industry segments, in order to adequately diversify the loan portfolio.

II.	Investment Portfolio

The following table sets forth the carrying amount of securities at December 31, 2012, 2011 and 2010.

(In thousands)	2012	2011	2010
Available for sale
U.S. agency obligations	$16,937	$35,808	$29,986
States and municipal obligations	20,761	15,995	12,262
Corporate bonds	5,165	1,837	—
Mortgage-backed securities	44,334	34,473	27,349

Total	$87,197	$88,113	$69,597

Held to maturity
Collateralized debt obligations	$1,149	$1,010	$1,313

The following table sets forth information regarding scheduled maturities, fair value and weighted average yields of the Corporation’s securities at December 31, 2012. The weighted average yield has been computed using the historical amortized cost for securities available for sale. The weighted average yield on tax-exempt obligations is computed on a taxable equivalent basis based on the statutory federal income tax rate of 34%.

(In thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Fair Value Total
Available for sale
U.S. agency obligations	$10,086	$6,851	$—	$—	$16,937
States and municipal obligations	1,859	6,312	10,275	2,315	20,761
Corporate bonds	1,180	3,008	977	—	5,165
Mortgage-backed securities (1)	1,185	40,878	2,271	—	44,334

Total	$14,310	$57,049	$13,523	$2,315	$87,197

Weighted average yield	2.00%	1.80%	3.37%	5.01%	2.16%

(1)	Based on contractual terms to maturity. Mortgage-backed securities are subject to prepayment without penalty.

(In thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	After Ten Years	Fair Value Total
Held to maturity
Collateralized debt obligations	$—	$—	$—	$2,090	$2,090

III.	Loan Portfolio

Types of Loans

The amounts of gross loans, excluding net deferred loan fees and costs outstanding at December 31, 2012, 2011, 2010, 2009, and 2008 are shown in the following table.

(In thousands)	2012	2011	2010	2009	2008
Commercial and industrial	$112,300	$126,225	$155,410	$176,799	$186,318
Commercial real estate	111,417	129,958	152,374	182,709	180,360
Residential real estate and home equity	72,137	83,814	93,646	98,542	106,938
Consumer and credit card	21,620	19,770	23,411	31,394	39,426

Total	$317,474	$359,767	$424,841	$489,444	$513,042

The following table summarizes maturity for commercial real estate and other commercial loans at December 31, 2012. Commercial real estate loans include construction and land development loans.

	Less than one year		After one year through five years		After five years through ten years		After ten years
(In thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Commercial real estate	$9,505	4.18%	$50,066	4.74%	$15,294	4.62%	$36,552	4.33%
Commercial and industrial	$18,522	5.13%	$29,916	4.26%	$23,244	4.24%	$40,618	4.56%

As of December 31, 2012, there were $71,006 fixed-rate and $122,047 variable-rate commercial loans maturing in more than one year.

Risk Elements

Nonaccrual, Past Due Loans, and Restructured Loans

The following table summarizes nonaccrual loans and accruing loans, past due greater than 90 days or more at December 31, 2012, 2011, 2010, 2009, and 2008.

(In thousands)	2012	2011	2010	2009	2008
Nonaccrual loans	$5,331	$9,576	$16,567	$11,275	$4,698
Accruing loans past due 90 days or more	$8	$985	$1,858	$886	$1,146

Nonaccrual loans are considered to be impaired. The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful, or when loans are past due as to principal and interest 90 days or more, except in certain circumstances when the loan is well secured and in the process of collection. In such cases, loans are individually evaluated in order determine whether to continue income recognition after 90 days beyond the due dates. When loans are placed on nonaccrual, any accrued interest is charged against interest income.

The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $95, $198, and $894 for the years ended December 31, 2012, 2011, and 2010 respectively.

Included in certain impaired loan categories are troubled debt restructurings that were classified as impaired. At December 31, 2012, the Bank had $341 of commercial, $18,212 of commercial real estate, and $38 of consumer that were modified in troubled debt restructurings and performing according to the modified terms. In addition to these amounts, the Bank had troubled debt restructurings that were impaired and no longer performing in accordance with their modified terms. At year-end 2012 there were $1,076 of commercial real estate loans within that category.

Potential Problem Loans

A commercial loan is classified as impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans or loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for commercial and commercial real estate loans.

Loan Concentrations

At year-end 2012, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III above.

Other Interest-Bearing Assets

At year-end 2012, there were no other interest-bearing assets required to be disclosed under Item III if such assets were loans.

IV.	Summary of Loan Loss Experience

Analysis of the Allowance for Loan Losses

The following table sets forth the activity in the Corporation’s allowance for loan and lease losses for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.

(In thousands)	2012	2011	2010	2009	2008
Balance at beginning of year	$9,584	$12,247	10,479	$6,137	$8,298
Loans charged off:
Commercial and industrial	(1,926)	(2,034)	(2,261)	(1,831)	(3,250)
Commercial real estate	(1,366)	(5,562)	(6,175)	(2,575)	(6,177)
Residential real estate and home equity	(74)	(278)	(498)	(269)	(203)
Consumer and credit card	(372)	(567)	(824)	(1,115)	(1,024)

Total loans charged off	(3,738)	(8,441)	(9,758)	(5,790)	(10,654)

Loan recoveries:
Commercial and industrial	251	58	270	99	35
Commercial real estate	47	27	4	261	5
Residential real estate and home equity	18	10	12	10	7
Consumer and credit card	224	247	200	364	269

Total loan recoveries	540	342	486	734	316

Net loans charged off	(3,198)	(8,099)	(9,272)	(5,056)	(10,338)
Provision for loan losses	495	5,436	11,040	9,398	8,177

Balance at end of year	$6,881	$9,584	$12,247	$10,479	$6,137

Ratio of net charge-offs to average loans outstanding	0.97%	2.05%	2.00%	1.00%	2.00%

Allocation of the Allowance for Loan Losses

The following schedule is a breakdown of the allowance for loan losses allocated by category of loan and related ratios. While management’s periodic analysis of the adequacy of allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-off that occurs.

	Allowance amount	Percentage of loans in each category to total loans	Allowance amount	Percentage of loans in each category to total loans
(in thousands)	December 31, 2012		December 31, 2011
Commercial and industrial	$1,620	23.54%	$1,952	35.08%
Commercial real estate	4,692	68.20	6,916	36.12
Residential real estate and home equity	204	2.96	291	23.30
Consumer and credit card	365	5.30	425	5.50

Total	$6,881	100.00%	$9,584	100.00%

	Allowance amount	Percentage of loans in each category to total loans	Allowance amount	Percentage of loans in each category to total loans
	December 31, 2010		December 31, 2009
Commercial and industrial	$4,174	36.58%	$2,476	36.12%
Commercial real estate	6,786	35.86	6,817	37.33
Residential real estate and home equity	491	22.04	312	20.13
Consumer and credit card	796	5.52	874	6.42

Total	$12,247	100.00%	$10,479	100.00%

	Allowance amount	Percentage of loans in each category to total loans
	December 31, 2008
Commercial and industrial	$683	36.32%
Commercial real estate	4,374	35.16
Residential real estate and home equity	410	20.84
Consumer and credit card	670	7.68

Total	$6,137	100.00%

V.	Deposits

Schedule of Average Deposit Amounts and Rates

The average balance of noninterest-bearing demand deposits totaled $72.8 million, $67.6 million, and $64.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. Additional detail regarding the make-up of the Corporation’s average deposit balances and related interest expense can be found under this Item 7A. Management’s Discussion and Analysis of Financial Condition and Results from Operations.

Maturity Analysis of Time Deposits Greater than $100,000

The following is a schedule of maturities of time certificates of deposit in amounts of $100,000 or more as of December 31, 2012.

(In thousands)
Three months or less	$10,409
Over three through six months	9,831
Over six through twelve months	19,678
Over twelve months	11,375

Total	$51,293

VI.	Return on Equity and Assets

See Item 6. Selected Financial Data.

VII.	Short-Term Borrowings

Short term borrowings are defined as obligations with original maturity terms of less than one year. Average outstanding balances of short-term borrowings were $0 for 2012, $804 for 2011, and $1,416 for 2010. The maximum amounts of outstanding short term borrowings were $0, $2,002, and $2,000 for the years 2012, 2011, and 2010, respectively.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

Margin Analysis – The following table presents certain information from the Corporation’s average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2012, 2011, and 2010. Such yields and costs are derived by dividing annual income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from daily balances, net of the allowance for loan losses. Interest on tax-exempt securities is reported on a historical basis without tax-equivalent adjustment. Interest on tax-exempt securities on a tax-equivalent basis was $338 in 2012, $485 in 2011, and $977 in 2010. Average loan balances include nonaccruing loans. Loan income includes cash received on nonaccruing loans.

	Year ended December 31,
	2012			2011			2010
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Federal funds sold and other short term	$54,058	$98	0.18%	$44,298	$108	0.24%	$33,426	$133	0.40%
Taxable securities	85,968	2,185	2.54	72,031	2,208	3.07	75,836	2,697	3.56
Tax-exempt securities	5,564	222	3.99	7,940	320	4.03	16,608	645	3.88
Loans (includes nonaccrual loans)	321,200	16,343	5.09	394,765	20,096	5.09	465,983	24,643	5.29

Total interest-earning assets	466,790	18,848	4.04	519,034	22,732	4.38	591,853	28,118	4.75
Noninterest-earning assets	43,343			43,848			47,403

Total assets	$510,133			$562,882			$639,256

Interest-bearing liabilities:
Interest-bearing demand and money market deposits	$172,280	$405	0.24%	$176,667	$405	0.23%	$199,457	$471	0.24%
Savings deposits	35,039	52	0.15	33,100	49	0.15	33,607	49	0.15
Certificates of deposit	158,724	1,894	1.19	190,217	2,355	1.24	232,474	3,662	1.58

Total deposits	366,043	2,351		399,984	2,809		465,538	4,182
Borrowed funds	21,118	887	4.20	53,825	2,304	4.28	64,647	2,743	4.24

Total interest-bearing liabilities	387,161	3,238	0.84	453,809	5,113	1.13	530,185	6,925	1.31
Noninterest-bearing liabilities	88,133			72,129			62,251

Total liabilities	475,294			525,938			592,436
Shareholders’ equity	34,839			36,944			46,820

Total liabilities and shareholders’ equity	$510,133			$562,882			$639,256

Net interest income; interest rate spread		$15,610	3.20%		$17,619	3.25%		$21,193	3.44%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.34%			3.39%			3.58%

Average interest-earning assets to average interest-bearing liabilities			120.57%			114.37%			111.63%

The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected DCB’s interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume; (2) changes in rate; and, (3) total changes in rate and volume. The combined effects of changes in both volume and rate, that are not separately identified, have been allocated proportionately to the change due to volume and change due to rate:

	Year ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Federal funds sold and other short term borrowings	$23	$(33)	$(10)	$45	$(70)	$(25)
Taxable securities	429	(452)	(23)	(136)	(353)	(489)
Tax-exempt securities	(96)	(2)	(98)	(337)	12	(325)
Loans	(3,751)	(2)	(3,753)	(3,766)	(780)	(4,546)

Total interest income	(3,395)	(489)	(3,884)	(4,194)	(1,191)	(5,385)
Interest expense attributable to:
Interest bearing demand and money market deposits	(19)	19	—	(54)	(12)	(66)
Savings deposits	2	1	3	(1)	1	—
Certificates of deposit	(385)	(76)	(461)	(666)	(641)	(1,307)
Borrowed funds	(1,401)	(16)	(1,417)	(456)	18	(438)

Total interest expense	(1,803)	(72)	(1,875)	(1,177)	(634)	(1,811)

Increase (decrease) in net interest income	$(1,592)	$(417)	$(2,009)	$(3,017)	$(557)	$(3,574)

Asset and Liability Management and Market Risk

The Asset/Liability Committee (“ALCO”) of DCB utilizes a variety of tools to measure and monitor interest rate risk. This is defined as the risk that DCB’s financial condition will be adversely affected due to movements in interest rates. To a lesser extent, DCB is also exposed to liquidity risk, or the risk that changes in cash flows could adversely affect its ability to honor its financial obligations. The ALCO committee monitors changes in the interest rate environment, and how these changes affect its lending and deposit rates, liquidity and profitability.

In order to reduce the adverse effect of changing interest rates, the Corporation developed a matched funding program through the FHLB to match longer term commercial and real estate loans with liabilities of similar term and rate structures. Also, the Corporation offered special deposit programs correlated to prevailing asset maturities.

Since income of the Bank is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities, the ALCO committee places great importance on monitoring and controlling interest rate risk. The measurement and analysis of the exposure of DCB’s primary operating subsidiary, the Bank, to changes in the interest rate environment are referred to as asset/liability modeling. One method used to analyze DCB’s sensitivity to changes in interest rates is the “net portfolio value” (“NPV”) methodology.

NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities. For example, the asset/liability model that DCB currently employs attempts to measure the change in NPV for a variety of interest rate scenarios, typically for parallel and sustained shifts of +400/-300 basis points in market rates.

Presented below is an analysis depicting the changes in DCB’s interest rate risk as of December 31, 2012 and December 31, 2011, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +400 basis points in market interest rates. These parallel shifts were used to more accurately represent the current interest rate environment in which the Corporation operates. Certain shortcomings are inherent in this method of analysis presented in the computation of estimated NPV.

As illustrated in the tables below, the Bank’s balance sheet, as measured by changes in NPV, is favorably impacted in a rising rate environment and negatively impacted in a decreasing rate environment. Further, the Bank’s net interest income as of December 31, 2012, also enjoys a moderately favorable impact from a rising interest rate environment. The overall favorability reflects the institutions efforts to employ variable loan structures to better match the varying time frames for liabilities and the use of matched funding principles for longer term loans, where longer term liability structures are used to provide similar cash flow structures. Such tactics are employed by management realizing that as interest rates rise borrowers are less likely to refinance or payoff loans prior to contractual maturity, which potentially increases the risk that the bank may hold below market rate loans in a rising rate environment.

The following table depicts the ALCO’s most likely interest rate scenarios and their affect on NPV. As depicted below, in a rising rate environment a liability sensitive balance sheet results in a moderate change in NPV. The Corporation operates within the ALCO’s interest rate risk limits.

Change in	December 31, 2012			December 31, 2011
Interest Rate (Basis Points)	$ Change in NPV	% Change in NPV	NPV Ratio	$ Change in NPV	% Change in NPV	NPV Ratio
+400	$11,300	21.91%	13.32%	$1,970	4.78%	8.80%
+300	14,430	27.98	13.74	2,556	6.21	8.75
+200	13,938	27.03	13.39	2,472	6.00	8.58
+100	7,744	15.02	11.92	1,811	4.40	8.29
Base	—	—	—	—	—	—
-100	(10,892)	(21.12)	7.95	(9,463)	(22.98)	5.96

Moreover, rising interest rates could negatively affect DCB’s earnings due to diminished loan demand. The balance sheet has shown improved sensitivity to rising interest rates due to an increased percentage of variable rate assets and an increase in non-interest bearing liabilities compared to December 31, 2011.

As part of its interest rate risk strategy, DCB has attempted to utilize adjustable-rate and short-term-duration loans and investments. DCB intends to limit the addition of unhedged fixed-rate long-duration loans and securities to its portfolio. Certain assets such as adjustable-rate loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the portion of adjustable-rate loans in the Corporation’s portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the case of an increase in interest rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

DCB Financial Corp

Lewis Center, Ohio

We have audited the accompanying consolidated balance sheets of DCB Financial Corp as of December 31, 2012 and 2011, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCB Financial Corp as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran PLLC

Columbus, Ohio

March 28, 2013

DCB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except per share data)

	2012	2011
ASSETS
Cash and due from financial institutions	$9,663	$11,067
Interest-bearing deposits	53,644	28,247

Total cash and cash equivalents	63,307	39,314
Securities available-for-sale	87,197	88,113
Securities held-to-maturity	1,149	1,010

Total securities	88,346	89,123
Loans	317,504	359,767
Less allowance for loan losses	(6,881)	(9,584)

Net Loans	310,623	350,183
Real estate owned	3,671	4,605
Investment in FHLB Stock	3,799	3,799
Premises and equipment, net	12,036	12,107
Bank owned life insurance	18,564	17,822
Accrued interest receivable and other assets	6,146	5,928

Total assets	$506,492	$522,881

LIABILITIES
Noninterest bearing deposits	$95,847	$82,429
Interest bearing deposits	352,443	362,999

Total deposits	448,290	445,428
Federal Home Loan Bank advances	7,498	40,036
Accrued interest payable and other liabilities	2,315	2,718

Total liabilities	458,103	488,182
STOCKHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized at December 31, 2012 and 2011; 7,500,000 and 4,274,908 shares issued at December 31, 2012 and 2011, respectively	15,771	3,785
Retained earnings	40,614	45,145
Treasury stock, at cost, 307,650 and 556,523 shares at December 31, 2012 and 2011, respectively	(7,416)	(13,494)
Accumulated other comprehensive loss	(580)	(737)

Total stockholders’ equity	48,389	34,699

Total liabilities and stockholders’ equity	$506,492	$522,881

See Notes to the consolidated financial statements.

DCB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2012	2011
Interest and dividend income
Loans	$16,343	$20,096
Taxable securities	2,185	2,208
Tax-exempt securities	222	320
Federal funds sold and other	98	108

Total interest income	18,848	22,732
Interest expense
Deposits	2,351	2,809
Borrowings	887	2,304

Total interest expense	3,238	5,113

Net interest income	15,610	17,619
Provision for loan losses	495	5,436

Net interest income after provision for loan losses	15,115	12,183
Non-interest income
Service charges on deposit accounts	2,601	2,724
Trust department income	702	855
Gain on sales of securities	508	957
Net gain on sale of loans	—	77
Treasury management fees	257	345
Data processing servicing fees	—	506
Earnings on bank owned life insurance	742	749
Total other-than-temporary impairment losses	—	(75)
Portion of loss reclassified from other comprehensive loss before taxes	—	(17)

Net impairment losses recognized in income	—	(92)
Other	610	600

Total noninterest income	5,420	6,721
Noninterest expense
Salaries and other employee benefits	9,538	9,710
Occupancy and equipment	2,908	3,837
Professional services	1,311	1,517
Advertising	396	348
Loss on sales of assets	396	363
Postage, freight and courier	238	282
Supplies	173	185
State franchise taxes	421	463
Federal deposit insurance premiums	1,149	1,424
Other	3,472	3,526

Total noninterest expense	20,002	21,655

Net income (loss) before income taxes	533	(2,751)
Income tax benefit	(69)	(13)

Net income (loss)	$602	$(2,738)

Basic and diluted earnings (loss) per common share	$0.15	$(0.74)

Dividends per share	$—	$—

See Notes to consolidated financial statements.

DCB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	For the year ended
	December 31,
	2012	2011
Net income (loss)	$602	$(2,738)
Other comprehensive income (loss):
Unrealized gains on securities available-for-sale, net of related taxes of $206 and $410 in 2012 and 2011, respectively	400	794
Net unrealized losses on securities held-to-maturity for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes of $0 and $(118) in 2012 and 2011, respectively	—	(229)
Amortization of unrealized losses on held-to-maturity securities, net of taxes of $47 and $46 in 2012 and 2011, respectively	92	90
Reclassification adjustment for realized gains included in net income, net of taxes of $173 and $325 in 2012 and 2011, respectively	(335)	(632)

Total other comprehensive income	157	23

Comprehensive income (loss)	$759	$(2,715)

See Notes to consolidated financial statements.

DCB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other
	Common	Retained	Treasury	Comprehensive
(In thousands, except per share data)	Stock	Earnings	Stock	Income (Loss)	Total
Balance at January 1, 2011	$3,785	$47,883	$(13,494)	$(760)	$37,414
Net loss	—	(2,738)	—	—	(2,738)
Other comprehensive income	—	—	—	23	23

Balance at December 31, 2011	$3,785	$45,145	$(13,494)	$(737)	$34,699
Net income	—	602	—	—	602
Issuance of 3,226,091 shares of common stock	11,986	—	—	—	11,986
Issuance of 248,873 shares of treasury stock		(5,133)	6,078		945
Other comprehensive income	—	—	—	157	157

Balance at December 31, 2012	$15,771	$40,614	$(7,416)	$(580)	$48,389

See Notes to consolidated financial statements.

DCB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the years ended December 31,

	2012	2011
Cash flows provided by (used in) operating activities
Net income (loss)	$602	$(2,738)
Adjustments to reconcile income (loss) to net cash provided by operating activities
Depreciation	991	1,236
Provision for loan losses	495	5,436
Deferred income taxes	(80)	(13)
Gain on sale of securities	(508)	(957)
Gain on sale of loans	—	(77)
Loss on sale of assets, including other real estate owned	396	363
Stock option plan expense	(235)	90
Premium amortization on securities, net	1,371	501
Other-than-temporary impairment loss	—	92
Loans originated for sale in the secondary market	—	(4,509)
Proceeds from sale of loans	—	5,339
Earnings on bank owned life insurance	(742)	(749)
Net changes to other assets and other liabilities	(386)	1,785

Net cash provided by operating activities	1,904	5,799
Cash flows provided by investing activities
Securities
Purchases	(54,290)	(61,537)
Proceeds from sales	13,409	12,359
Proceeds from maturities, principal payments and calls	41,032	31,364
Net change in loans	36,614	55,047
Proceeds from sale of premises and equipment	94	—
Proceeds from sale of real estate owned	2,926	2,308
Premises and equipment expenditures	(951)	(168)

Net cash flows provided by investing activities	38,834	39,373
Cash flows provided by financing activities
Net change in deposits	2,862	(19,648)
Net change in federal funds purchased and other short-term borrowings	—	(1,265)
Net proceeds from sale of Company stock	12,931	—
Repayment of Federal Home Loan Bank advances	(32,538)	(18,466)

Net cash used in financing activities	(16,745)	(39,379)
Net change in cash and cash equivalents	23,993	5,793
Cash and cash equivalents at beginning of period	39,314	33,521

Cash and cash equivalents at end of period	$63,307	$39,314

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$3,379	$5,116
Supplemental disclosures of non-cash investing and financing activities
Transfers from loans to real estate owned	$2,451	$1,951

See Notes to consolidated financial statements.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of DCB Financial Corp (“DCB”) and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, DataTasx LLC, DCB Insurance Services, Inc., and ORECO (collectively referred to hereinafter as the “Corporation”). All intercompany transactions and balances have been eliminated in the consolidated financial statements. Subsequent to the end of the first quarter 2011, management entered into an agreement to sell the outstanding contracts serviced through DataTasx LLC. Those services were discontinued in September 2011, and were not a significant part of operations or revenue.

Nature of Operations: The Corporation provides financial services in Delaware, Franklin, and Union Counties, Ohio through its 14 banking locations. Its primary deposit products are checking, savings, and term certificate accounts and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. The Bank also operates a trust department and engages in other personal wealth management activities, including brokerage services and private banking.

Business Segments: While DCB’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of DCB’s operations are considered by management to be aggregated in one operating segment.

Use of Estimates: To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, fair value of financial instruments, determination of other-than-temporary impairment, status of contingencies and deferred tax asset valuation are particularly subject to change.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, federal funds sold and deposits with other financial institutions with original maturities of less than ninety days. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased and other short-term borrowings.

Securities: Securities are classified as held-to-maturity and carried at adjusted amortized cost when management has the positive intent and ability to hold them to maturity. Securities classified as available-for-sale might be sold before maturity. Securities classified as available-for-sale are carried at fair value, with unrealized holding gains and losses excluded from earnings and reported as a component of other comprehensive income. Realized gains and losses on sale of securities are recognized using the specific identification method. The Corporation does not engage in securities trading activities.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest income includes premium amortization and accretion of discounts on securities. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

Management considers, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. The Bank discontinued originating loans for sale in 2011.

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

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The allowance consists of both specific and general components. The specific component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the collateral value, or value of expected discounted cash flows of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Management utilizes an average of a three year historical loss period. Management has the ability to adjust these loss rates by utilizing risk ratings based on current period trends. If current period trends differ either positively or negatively from the given weighted historical loss rates, adjustments can be made. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risking rating data.

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

Uncollectability is usually determined based on a pre-determined number of days delinquent in the case of consumer loans, or, in the case of commercial loans, is based on a combination of factors including delinquency, collateral and other legal considerations. Consumer loans are charged-off prior to 120 days of delinquency, but could be charged off earlier, depending on the individual circumstances. Mortgage loans are charged down prior to 180 days of delinquency, but could be charged off sooner, again, depending upon individual circumstance. Typically, loans collateralized by consumer real estate are partially charged down to the estimated liquidation value, which is generally based on appraisal less costs to hold and liquidate. Commercial and commercial real estate loans are evaluated for impairment and typically reserved based on the results of the analysis, then subsequently charged down to a recoverable value when loan repayment is deemed to be collateral dependent. Loans can be partially charged down depending on a number of factors including: the remaining strength of the borrower and guarantor; the type and value of the collateral, and the ease of liquidating collateral; and whether or not collateral is brought onto the bank’s balance sheet via repossession. In the case of commercial and commercial real estate loans, charge-offs, partial or whole, take place when Management determines that full collectability of principal balance is unlikely to occur. Subsequent recoveries, if any, are credited to the allowance. Management’s policies for determining impairment, reserves and charge-offs are reviewed and approved by the Board of Directors on an annual basis, and were not materially changed in 2012.

Troubled debt restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All modified loans are evaluated to determine whether the loans should be reported as a Troubled Debt Restructure (TDR). A loan is a TDR when the Corporation, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Corporation would not otherwise consider. To make this determination, the Corporation must determine whether (a) the borrower is experiencing financial difficulties and (b) the Corporation granted the borrower a concession. This determination requires consideration of all of the facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment in Federal Home Loan Bank Stock: The Corporation is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (“FHLB”) to maintain an investment in FHLB common stock. The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value. The Corporation’s ability to redeem FHLB shares is dependent on the redemption practices of the FHLB. The stock is carried at cost and evaluated for impairment.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets’ useful lives, estimated to be 5 to 39 years for buildings, improvements and leasehold improvements. The Corporation generally uses three to five years for the useful lives of furniture, fixtures, and equipment, using the straight line method, depending on the nature of the asset. Premises and equipment are reviewed for impairment when events indicate the carrying amount may not be recoverable. Maintenance and repairs are expensed and major improvements are capitalized.

Foreclosed Assets: Assets acquired through foreclosure are initially recorded at the lower of cost or fair value less selling costs when acquired. If fair value declines below the recorded amount, a valuation allowance is recorded through expense. The Corporation generally evaluates fair market values of foreclosed assets on a quarterly basis, and adjusts accordingly. Holding costs after acquisition are expensed as incurred; however, construction costs to improve a property’s value may be capitalized as part of the asset value.

Servicing Assets: Servicing assets represent the allocated value of retained servicing on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates, and then secondarily as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. Loans serviced for others totaled $4,578 and $6,844 at December 31, 2012 and 2011, respectively. The Corporation had net servicing assets of $11 and $16 at December 31, 2012 and 2011, respectively.

Bank Owned Life Insurance: The Corporation has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the lower of its cash surrender value.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes: The Corporation accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Corporation determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred tax assets are reduced by a valuation allowance, if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to the management’s judgment. The Corporation recognizes interest and penalties on income taxes, if applicable, as a component of income tax expense. The Corporation files consolidated income tax returns with its subsidiaries.

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

Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed including the dilutive effect of additional potential common shares issuable under stock options. Diluted earnings (loss) per share are not computed for periods in which an operating loss is sustained.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The computation of earnings (loss) per share is based upon the following weighted-average shares outstanding for the years ended December 31:

	2012	2011
Weighted-average common shares outstanding (basic)	3,902,196	3,717,385
Dilutive effect of assumed exercise of stock options	16,884	—

Weighted-average common shares outstanding (diluted)	3,919,080	3,717,385

Stock-Based Compensation: The Corporation has a stock option plan for employees and directors as described in Note 9 (Stock-Based Compensation). In addition to equity settlement, the stock option plan also allows for cash settlement of options at the recipient’s discretion; therefore, liability accounting applies to this plan. Compensation expense is recognized based on the fair value of these awards at the reporting date. A Black Scholes model is utilized to estimate the fair value of stock options at the date of grant and subsequent remeasurement dates. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards. The Corporation’s stock option awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. Changes in fair value of the options between the vesting date and option expiration date are also recognized in the Consolidated Statement of Operations.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), net of applicable income tax effects. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities, unrealized appreciation (depreciation) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income and unrealized appreciation (depreciation) on held-to-maturity securities for which a portion of an other-than-temporary impairment has been recognized in income.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $0 and $1,000 was required to meet regulatory clearing balance requirements at December 31, 2012 and 2011, respectively. The regulatory clearing balances maintained do not earn interest, but do provide an earnings credit used to offset transaction fees. Other deposits at the Federal Reserve Bank above the clearing balance requirements earn interest at an overnight right, and are not restricted. In addition, $1,080 is held in another institution and is under the control of a third party due to a contractual agreement.

Dividend Restrictions: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to DCB or by DCB to shareholders. Due to limitations imposed by regulators for DCB and the Bank, both entities are required to receive regulatory approval prior to paying dividends.

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

Advertising and Marketing: Advertising and other marketing costs are expensed as incurred.

Reclassification: Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 2012 presentation. These reclassifications had no effect on net income for any period presented.

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

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FASB ASU 2011-05, Presentation of Comprehensive Income. In September 2011, the FASB issued ASU 2011-05, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As the Corporation currently reports comprehensive income in two separate but consecutive statements with all of the components required by ASU 2011-05, the adoption of this guidance has had no impact on the consolidated financial statements.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 2 – SECURITIES

As of December 31, 2012:

The amortized cost and estimated fair values of securities available-for-sale were as follows:

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$16,821	$134	$18	$16,937
Corporate bonds	5,081	86	2	5,165
States and municipal obligations	19,874	918	31	20,761
Mortgage-backed securities	43,432	931	29	44,334

Total	$85,208	$2,069	$80	$87,197

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	Adjusted Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Collateralized debt obligations	$1,149	$941	$2,090

As of December 31, 2011:

The amortized cost and estimated fair values of securities available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$35,393	$439	$24	$35,808
Corporate bonds	1,854	—	17	1,837
States and municipal obligations	15,497	548	50	15,995
Mortgage-backed securities	33,478	1,021	26	34,473

Total	$86,222	$2,008	$117	$88,113

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	Adjusted Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Collateralized debt obligations	$1,010	$350	$1,360

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 2 – SECURITIES (continued)

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011:

December 31, 2012

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	3	$3,649	$18	—	$—	$—	3	$3,649	$18
Corporate bonds	1	501	2	—	—	—	1	501	2
State and municipal obligations	5	1,630	31	—	—	—	5	1,630	31
Mortgage- backed securities and other	6	4,065	29	—	—	—	6	4,065	29

Total temporarily impaired securities	15	$9,845	$80	—	$—	—	15	$9,845	$80

December 31, 2011

	(Less than 12 months)			(12 months or longer)				Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	5	$5,498	$24	0	$—	$—	5	$5,498	$24
State and municipal obligations	11	4,516	50	0	—	—	11	4,516	50
Corporate bonds	3	1,562	17	0	—	—	3	1,562	17
Mortgage-backed securities and other	5	5,435	26	0	—	—	5	5,435	26

Total securities	24	$17,011	$117	0	$—	$—	24	$17,011	$117

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. These declines primarily resulted from changes in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Should the impairment of any of these securities become other-than-temporary, the unrealized losses will be recorded to operations in the period the determination of other-than-temporary impairment is made.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 2 – SECURITIES (continued)

The unrealized losses on the Corporation’s investments in U.S. Government and agency obligations, corporate bonds, state and political subdivision obligations, and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

Credit Losses Recognized on Investments

The following table provides information about debt securities for which only a credit loss was recognized in income. Other losses are recorded in other comprehensive income for the years ended December 31, 2012 and 2011.

	Accumulated Credit Losses
	2012	2011
Credit losses on debt securities held to maturity
Beginning of year	$4,015	$3,923
Additions related to other-than-temporary losses not previously recognized	—	92

End of year	$4,015	$4,015

The Corporation recognized other-than-temporary impairment of $92 to an original aggregate $8,000 investment in pooled trust securities during the year ended December 31, 2011. No other-than-temporary impairment was recognized in 2012. The accumulated other-than-temporary impairment recognized was $4,015 as of December 31, 2012 and 2011. The impairment was primarily caused by (a) decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (b) sector downgrade by industry analysts. The Corporation currently expects the obligations to be settled at a price less than the amortized cost basis of the investments (that is, the Corporation expects to recover less than the entire amortized cost basis of the security). The Corporation has recognized a loss equal to the credit loss, establishing a new, and lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in the securities to be other-than-temporarily impaired at December 31, 2012.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 2 – SECURITIES (continued)

At December 31, 2012, the $8,000 original investment in pooled trust securities was being carried by the Corporation at $1,149. Based on the current carrying value, those pooled trust securities are 2.09% of total shareholders’ equity. There are no securities from the same issuer, besides agency investments, greater than 10% of total equity at December 31, 2012.

The amortized cost and estimated fair value of debt securities, including securities held-to-maturity, at December 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$984	$999	$—	$—
Due from one to five years	8,838	8,961	—	—
Due from five to ten years	19,188	19,770	—	—
Due after ten years	12,766	13,133	1,149	2,090
Mortgage-backed and related securities	43,432	44,334	—	—

Total	$85,208	$87,197	$1,149	$2,090

Sales of investment securities during the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Proceeds from investments sales	$13,442	$12,359
Gross gains on investment sales	$508	$957
Gross losses on investment sales	$—	$—

Securities with a carrying amount of $64,009 and $80,771 at December 31, 2012 and 2011, respectively, were pledged to secure public deposits and other obligations.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 3 – LOANS

At December 31, 2012 and 2011, loans were comprised of the following:

	2012	2011
Commercial and industrial	$112,300	$126,225
Commercial real estate	111,417	129,958
Residential real estate and home equity	72,137	83,814
Consumer and credit card	21,620	19,770

Subtotal	317,474	359,767
Add: Net deferred loan origination fees	30	—

Total loans receivable	$317,504	$359,767

Loans to principal officers, directors, and their related affiliates during 2012 and 2011 in the normal course of business were as follows.

	2012	2011
Balance at beginning of year	$638	$716
New loans	371	—
Repayments	(540)	(78)

Balance at end of year	$469	$638

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 4 – CREDIT QUALITY

Allowance for Credit Losses

The Corporation’s methodology for estimating probable future losses on loans utilizes a combination of probability of loss by loan grade and loss given defaults for its portfolios. The probability of default is based on both market data from a third-party independent source and actual historical default rates within the Corporation’s portfolio. A loan is impaired when full payment of interest and principal under the original contractual loan terms is not expected. Commercial and industrial loans, commercial real estate, including construction and land development, and multi-family real estate loans are individually evaluated for impairment. If a loan is impaired, the loan amount exceeding fair value, based on the most current information available is reserved. Management has developed a process by which commercial and commercial real estate loans receiving an internal grade of substandard or doubtful are individually evaluated for impairment through a loan quality review (LQR). The LQR details the various attributes of the relationship and collateral and determines based on the most recent available information if a specific reserve needs to be applied and at what level. The LQR process for all loans meeting the specific review criteria is completed on a quarterly basis. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, such loans are not separately identified for impairment disclosures. This methodology recognizes portfolio behavior while allowing for reasonable loss ratios on which to estimate allowance calculations.

Further, the process for estimating probable loan losses is divided into reviewing impaired loans on an individual basis for probable losses and, as noted above, calculating probable future losses based on historical and market data for homogenous loan portfolios. As the Corporation’s troubled loan portfolios have been reduced through charge-off, the remaining loan portfolios possess better overall credit characteristics, and based on the Corporation’s methodology require lower rates of reserving than historical levels.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 4 – CREDIT QUALITY (continued)

The table below presents allowance for credit losses by loan portfolio. As presented within this note, commercial real estate includes real estate construction and land development loans.

For the Year Ended December 31, 2012:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Allowance for credit losses:
Beginning balance:	$425	$1,952	$6,916	$291	$9,584
Chargeoffs	(372)	(1,926)	(1,366)	(74)	(3,738)
Recoveries	224	251	47	18	540
Provision	88	1,343	(905)	(31)	495

Ending balance:	$365	$1,620	$4,692	$204	$6,881

Allowance from loans:
Individually evaluated for impairment	$—	$340	$3,400	$—	$3,740
Collectively evaluated for impairment	365	1,280	1,292	204	3,141

Ending balance:	$365	$1,620	$4,692	$204	$6,881

As of December 31, 2012:
Loans:
Individually evaluated for impairment	$—	$5,471	$21,883	$—	$27,354
Collectively evaluated for impairment	21,620	106,829	89,534	72,137	290,120

Ending balance:	$21,620	$112,300	$111,417	$72,137	$317,474

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 4 – CREDIT QUALITY (continued)

For the year ended December 31, 2011

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Allowance for credit losses: Beginning Balance	$796	$4,174	$6,786	$491	$12,247
Charge Offs	(567)	(2,034)	(5,562)	(278)	(8,441)
Recoveries	247	58	27	10	342
Provision	(51)	(246)	5,665	68	5,436

Ending Balance	$425	$1,952	$6,916	$291	$9,584

Allowance for loan losses:
Individually evaluated for impairment	$—	$345	$5,748	$—	$6,093
Collectively evaluated for impairment	425	1,607	1,168	291	3,491

Ending Balance	$425	$1,952	$6,916	$291	$9,584

At December 31, 2011
Loans:
Individually evaluated for impairment	$—	$12,620	$31,416	$—	$44,036
Collectively evaluated for impairment	19,770	113,605	98,542	83,814	315,731

Total	$19,770	$126,225	$129,958	$83,814	$359,767

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 4 – CREDIT QUALITY (continued)

Impaired Loans

A loan is considered impaired when based on current information and events it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Commercial and commercial real estate loans with risk grades Substandard, Vulnerable, Doubtful, or Loss are evaluated for impairment.

The following table indicates impaired loans with and without an allocated allowance at December 31, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded
Consumer and Credit Card	$—	$—	$—	$—	$—
Commercial and Industrial	4,288	4,437	—	3,557	268
Commercial Real Estate	5,507	5,998	—	10,067	241
Residential RE and Home Equity	—	—	—	—	—
With Allowance Recorded
Consumer and Credit Card	—	—	—	—	—
Commercial and Industrial	1,183	1,248	340	6,208	65
Commercial Real Estate	16,376	20,008	3,400	15,965	820
Residential RE and Home Equity	—	—	—	—	—
Total
Consumer and Credit Card	$—	$—	$—	$—	$—
Commercial and Industrial	5,471	5,685	340	9,765	333
Commercial Real Estate	21,883	26,006	3,400	26,032	1,061
Residential RE and Home Equity	—	—	—	—	—

Total	$27,354	$31,691	$3,740	$35,797	$1,394

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 4 – CREDIT QUALITY (continued)

The following table indicates impaired loans with and without an allocated allowance at December 31, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded
Consumer and Credit Card	$—	$—	$—	$—	$—
Commercial and Industrial	4,400	5,303	—	4,324	200
Commercial Real Estate	16,061	21,116	—	12,501	663
Residential RE and Home Equity	—	—	—	—	—
With Allowance Recorded
Consumer and Credit Card	—	—	—	—	—
Commercial and Industrial	8,220	9,647	2,003	10,844	593
Commercial Real Estate	15,355	18,740	4,090	26,399	778
Residential RE and Home Equity	—	—	—	—	—
Total
Consumer and Credit Card	$—	$—	$—	$—	$—
Commercial and Industrial	12,620	14,950	2,003	15,168	793
Commercial Real Estate	31,416	39,856	4,090	38,900	1,441
Residential RE and Home Equity	—	—	—	—	—

Total	$44,036	$54,806	$6,093	$54,068	$2,234

Included in certain impaired loan categories are troubled debt restructurings that by definition are classified as impaired. At December 31, 2012 and 2011, the Bank had $1,452 and $1,621 of commercial, $16,889 and $20,540 of commercial real estate, and $0 and $58 of consumer that were modified in troubled debt restructurings and performing according to the modified terms.

In addition to these amounts, the Bank had troubled debt restructurings that were impaired and no longer performing in accordance with their modified terms. At year-end 2012, there were $961 1-4 family residential, $108 of commercial, and $1,076 of multi-family residential real estate within that category. At year-end 2011 there were $1,310 1-4 family residential, $121 of commercial, and $5,002 of commercial real estate within that category.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 4 – CREDIT QUALITY (continued)

During 2012, the Corporation modified $25,944 of loans that were not troubled debt restructures. This consisted of $15,173 of commercial loans, $10,134 of commercial real estate loans and $637 of other loans including consumer and residential loans. These non-troubled debt restructures generally consist of renewals of operating lines of credit, renewals of project development lines of credit and extensions of loans related to real estate.

During 2011, the Corporation modified $19,100 of loans that were not troubled debt restructures. This consisted of $5,700 of commercial loans, $11,800 of commercial real estate loans and $1,600 of other loans including consumer and residential loans. These non-troubled debt restructures generally consist of renewals of operating lines of credit, renewals of project development lines of credit and extensions of loans related to real estate.

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Interest income that would have been recognized had nonperforming loans performed in accordance with contractual terms totaled $95 and $198 for years ended December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, management viewed all loans past due and still accruing interest as well-secured and in the process of collection.

Loans on nonaccrual status for the year ending December 31, 2012 and 2011 are as follows:

	2012	2011
Consumer and credit card	$—	$46
Commercial and industrial	2,815	2,381
Commercial real estate	2,195	6,698
Residential real estate and home equity	321	451

Total	$5,331	$9,576

Credit Quality Indicators

Corporate risk exposure by risk profile was as follows at year-end 2012.

Category	Commercial and Industrial	Commercial Real Estate
Pass-1-4	$90,516	$76,708
Vulnerable-5	12,240	12,289
Substandard-6	9,544	22,420
Doubtful-7	—	—
Loss-8	—	—

Total	$112,300	$111,417

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 4 – CREDIT QUALITY (continued)

Corporate risk exposure by risk profile was as follows at year-end 2011.

Category	Commercial and Industrial	Commercial Real Estate
Pass-1-4	$88,948	$90,364
Vulnerable-5	15,265	5,605
Substandard-6	22,012	33,989
Doubtful-7	—	—
Loss-8	—	—

Total	$126,225	$129,958

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

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 4 – CREDIT QUALITY (continued)

Substandard – 6

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

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 4 – CREDIT QUALITY (continued)

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

Consumer Risk

Consumer risk based on payment activity at December 31, 2012 is as follows.

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$21,592	$71,816
Non-Performing	28	321

Total	$21,620	$72,137

Consumer risk based on payment activity at December 31, 2011 is as follows.

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$19,525	$83,317
Non-Performing	245	497

Total	$19,770	$83,814

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 4 – CREDIT QUALITY (continued)

Age Analysis of Past Due Loans

The following table presents past due loans aged as of December 31, 2012.

Category	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Consumer and Credit Card	$37	$101	$28	$166	$21,454	$21,620	$28
Commercial and Industrial	20	—	26	46	112,254	112,300	—
Commercial Real Estate	538	114	2,195	2,847	108,570	111,417	—
Residential Real Estate and Home Equity	444	289	321	1,054	71,083	72,137	—

Total	$1,039	$504	$2,570	$4,113	$313,361	$317,474	$28

The following table presents past due loans aged as of December 31, 2011.

Category	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Consumer and credit card	$250	$177	$245	$672	$19,098	$19,770	$199
Commercial and industrial	9	165	706	880	125,345	126,225	740
Commercial real estate	—	—	5,803	5,803	124,155	129,958	—
Residential real estate and home equity	135	67	497	699	83,115	83,814	46

Total	$394	$409	$7,251	$8,054	$351,713	$359,767	$985

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 4 – CREDIT QUALITY (continued)

Troubled Debt Restructurings

Information regarding Troubled Debt Restructuring (“TDR”) loans for the year ended December 31, 2012 and 2011 is as follows:

	2012		2011
	Number of contracts	Post-modification outstanding recorded investment	Number of contracts	Post-modification outstanding recorded investment
Consumer and credit card	8	$201	8	$45
Commercial and industrial	—	—	2	1,400
Commercial real estate	4	6,113	17	16,172
Residential real estate and home equity	—		1	8

Total	12	$6,314	28	$17,625

The following presents by class loans modified in a TDR during the years ended December 31, 2012 and 2011 that subsequently defaulted (i.e. 60 days or more past due following a modification) during the next twelve month periods.

	Loans modified as a TDR within the previous twelve months that subsequently defaulted during the Twelve Months Ended
	December 31, 2012		December 31, 2011
	Number of Contracts	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Post-Modification Outstanding Recorded Investment (1)
Consumer and Credit Card	1	$1	1	$11
Commercial and Industrial	—	—	1	115
Commercial Real Estate	1	1,076	3	2,290
Residential Real Estate and Home Equity	—	—	—	—

Total	2	$1,077	5	$2,416

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

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

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 5 – PREMISES AND EQUIPMENT

Year-end fixed assets were as follows:

	2012	2011
Land	$1,899	$1,899
Buildings	13,787	13,916
Furniture and equipment	9,603	11,880

Subtotal	25,289	27,695
Accumulated depreciation	(13,635)	(15,788)

Total premises and equipment	11,654	11,907
Software, net of accumulated amortization	382	200

Total fixed assets	$12,036	$12,107

Depreciation expense totaled $991 and $1,235 for the years ended December 31, 2012 and 2011, respectively.

The Corporation has entered into operating lease agreements for branch offices and equipment, which expire at various dates through 2023, and provide options for renewals. Rental expense on lease commitments for 2012 and 2011 amounted to $559 and $754, respectively. The total future minimum lease commitments at December 31, 2012 under these leases are summarized as follows.

2013	$601
2014	483
2015	465
2016	446
2017	258
Thereafter	178

Total	$2,431

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 6 – INTEREST-BEARING DEPOSITS

Year-end interest-bearing deposits were as follows:

	2012	2011
Interest-bearing demand	$74,993	$66,651
Money market	101,954	88,681
Savings deposits	36,895	33,448
Time deposits
In denominations under $100,000	87,308	139,841
In denominations of $100,000 or more	51,293	34,378

Total	$352,443	$362,999

Scheduled maturities of time deposits were as follows:

2013	$109,072
2014	23,182
2015	5,283
2016	856
2017	208

Total	$138,601

At December 31, 2012 and 2011 deposits received from officers, directors and related affiliates were considered to be immaterial to the total amount of deposits held at the institution.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 7 – BORROWED FUNDS

There were no short-term borrowings outstanding at December 31, 2012. As a member of the FHLB of Cincinnati, the Bank has the ability to obtain borrowings based on its investment in FHLB stock and other qualified collateral. FHLB advances are collateralized by a blanket pledge of the Bank’s qualifying 1-4 family and multi-family loan portfolios and all shares of FHLB stock. At December 31, 2012 total pledged loan collateral was $65,859 and investment in FHLB stock was $3,799. Those amounts at December 31, 2011 were $51,428 and $3,799 respectively.

Advances from the Federal Home Loan Bank at year-end were as follows.

Interest rate range	Maturing year ending December 31,	2012	2011
3.36%—4.68%	2012	—	$29,500
2.59%—3.67%	2013	454	1,298
2.97%—4.27%	2014	888	1,415
4.03%—5.72%	2015	4,048	5,206
	2016 – 2017	—	—
3.47%—5.44%	2018 and Thereafter	2,108	2,617

	Total	7,498	$40,036

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 8 – RETIREMENT PLANS

The Corporation provides a 401(k) savings plan (the “Plan”) for all eligible employees. To be eligible, an individual must complete six months of employment and be 20 or more years of age. Under provisions of the Plan, a participant can contribute a certain percentage of their compensation to the Plan up to the maximum allowed by the IRS. The Corporation also matches a certain percentage of those contributions up to a maximum match of up to 3% of the participant’s compensation. The Corporation may also provide additional discretionary contributions. Employee voluntary contributions are vested immediately and Corporation contributions are fully vested after three years. The 2012 and 2011 expenses related to the Plan were $127 and $138, respectively.

The Corporation maintains a deferred compensation plan for the benefit of certain officers. The plan is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The amount of each officer’s benefit will generally depend on their salary, and their length of employment. The Corporation accrues the cost of this deferred compensation plan during the working careers of the officers. Expense under this plan totaled $108 and $230 in 2012 and 2011, respectively. The total accrued liability under this plan was $707 and $719 at December 31, 2012 and 2011, respectively. In addition to recognizing expense associated with the plan, the Corporation funds the vested amounts, $457, into separate accounts custodied by the Corporation’s trust department.

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

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 9 – STOCK-BASED COMPENSATION

Stock Option Plan: The Corporation’s shareholders approved an employee share option Plan (the “Plan”) in May 2004. This Plan grants certain employees the right to purchase shares at a predetermined price. The Plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. During the years ended December 31, 2012 and 2011, options for 75,958 and 500 shares, respectively, were granted to employees under the Plan, at an exercise price of $4.50 and $3.35, respectively. At December 31, 2012, 122,437 shares were exercisable and 38,902 shares were available for grant under this Plan.

The Corporation recorded $(235) and $33 in compensation cost for equity-based awards for the years ended December 31, 2012 and 2011, respectively. A summary of the status of the Corporation’s stock option plan as of December 31, 2012, and changes during the year is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	216,179	$12.47	7.1 years
Granted	75,958	4.50	9.9 years
Exercised	(820)	3.50
Forfeited	(30,219)	10.73	—

Outstanding at end of year	261,098	$10.38	7.2 years	$93

Options exercisable at year end	122,437	$16.46	5.3 years	$34

Weighted-average fair value of options granted during the year ended December 31, 2012		$1.97

Weighted-average fair value of options granted during the year ended December 31, 2011		$1.56

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 9 – STOCK-BASED COMPENSATION (continued)

In determining the fair value of the stock options granted in 2012, the Company utilized a Black-Scholes valuation model with a risk-free interest rate of 1.77%, an expected dividend yield of 0%, an expected common stock price volatility of 30%, and an expected life of 10 years. In determining the fair value of the stock options granted in 2011, the Company utilized a Black-Scholes valuation model with a risk-free interest rate of 3.18%, an expected dividend yield of 0%, an expected common stock price volatility of 30%, and an expected life of 10 years. For the options that were granted in 2011, they were subsequently forfeited and no expense was recognized during the year.

The following table depicts nonvested shares at December 31, 2012.

Nonvested
Shares
Nonvested at January 1, 2012	110,280
Granted	75,958
Vested	(30,853)
Forfeited or expired	(16,724)

Nonvested at December 31, 2012	138,661

At December 31, 2012, unrecognized compensation expense to be recognized over the remaining life of outstanding options is $216.

The following information applies to options outstanding at December 31, 2012:

Number Outstanding	Range Of Exercise Prices
52,848	$19.96 - $30.70
54,392	$6.76 - $19.95
75,958	$4.01 - $ 6.75
77,900	$3.50 - $4.00

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 10 – FEDERAL INCOME TAXES

The Corporation files income tax returns in the U.S. federal jurisdiction and franchise tax returns in Ohio. Income tax expense (credits) for the years ended December 31, 2012 and 2011 included the following components.

	2012	2011
Current	$—	$—
Deferred	88	(1,635)
Valuation Allowance	(157)	1,622

Totals	$(69)	$(13)

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax rate to income before income taxes was as follows:

	2012	2011
Income taxes (credits) computed at the statutory federal income tax rate	$181	$(935)
Tax exempt income	(360)	(401)
Change in valuation allowance	217	1,622
Other	(107)	(299)

Totals	$(69)	$(13)

Year-end deferred tax assets and liabilities were comprised of the following.

	2012	2011
Deferred tax assets
Allowance for loan losses	$2,340	$3,259
Depreciation	117	227
Deferred compensation	159	244
Alternative minimum tax carry forward	145	145
Other-than-temporary impairment losses	1,365	1,365
Other	200	62
Expenses on foreclosed real estate	370	132
Unrealized loss on other-than-temporary impairment on held-to-maturity securities	975	1,021
NOL carry forward	5,012	4,049

Subtotal	10,683	10,504
Deferred tax liabilities
FHLB stock dividends	(455)	(455)
Unrealized gain on available-for-sale securities	(676)	(643)
Other	(4)	(6)

Subtotal	(1,135)	(1,104)

Net deferred tax asset	9,548	9,400
Less: valuation allowance	(9,548)	(9,400)

Total	$—	$—

At December 31, 2012, the Corporation has a $14,800 net operating loss carry forward that begins to expire in 2030.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 11 – COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Some financial instruments such as loan commitments, credit lines, letters of credit and overdraft protection are issued to meet customer financing needs. These financing arrangements to provide credit typically have predetermined expiration dates, but can be withdrawn if certain conditions are not met. The commitments may expire without ever having been drawn on by the customer; therefore the total commitment amount does not necessarily represent future cash requirements. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used for loans, including obtaining various forms of collateral, such as real estate or securities at exercise of the commitment or letter of credit.

The Bank grants retail, commercial and commercial real estate loans in central Ohio. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based upon management’s credit evaluation of each customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

The contractual amount of financing instruments with off-balance sheet risk was as follows at year-end.

	2012		2011
	Fixed rate	Variable rate	Fixed rate	Variable rate
Commitments to extend credit	$3,769	$27,074	$62	$195
Unused lines of credit and letters of credit	$1,230	$87,251	$1,313	$63,369

Commitments to make loans are generally made for periods of 30 days or less. Maturities for loans subject to these fixed-rate commitments range from up to 1 to 30 years. In the opinion of management, outstanding loan commitments equaled or exceeded prevalent market interest rates at December 31, 2012, such commitments were underwritten in accordance with normal loan underwriting policies, and all disbursements will be funded via normal cash flows from operations and existing excess liquidity.

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

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 12 – ISSUANCE AND SALE OF COMMON STOCK

In December 2012, the Corporation raised $13,205 in connection with the sale of 3,474,964 shares of common stock at $3.80 per share. The sale was comprised of 3,226,091 shares that were newly issued and 248,873 shares of treasury stock. This increase in shareholders’ equity materially improved the Corporation’s capital ratios at December 31, 2012. Capital was then invested into the wholly-owned bank subsidiary on January 9, 2013 to improve the Bank’s capital to levels that are in compliance with the Consent Order and Written Agreement discussed further in Note 13.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 13 – REGULATORY CAPITAL

The Corporation is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Capital adequacy guidelines and, additionally for banks, prompt corrective-action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank met the well-capitalized requirements, as publicly defined, at December 31, 2012, however, because the Bank operates under the Consent Order, it is considered by regulation to be “adequately” capitalized.

The Corporation’s wholly-owned subsidiary, the Bank entered into the Written Agreement with the ODFI and the Consent Order with the FDIC effective October 28, 2010, which address matters pertaining to, among other things: management and operations of the Bank; credit risk management practices and credit administration policies and procedures; Bank actions with respect to problem assets; reserves for loan and lease losses; strengthening the capital position of the Bank; the strategic plan and budget for fiscal 2012; staffing; and submitting a funding contingency plan for the Bank that identifies available sources of liquidity and includes a plan for dealing with potential adverse economic and market conditions.

The Consent Order and the Written Agreement contain substantially similar provisions. Among other things they require the Bank to attain a minimum 9% Tier-1 capital ratio within 90 days of the effective date, and total risk-based capital ratio of not less than 13% within that same time period; submission of plans related to the reduction of non-performing assets; and a review of accounting matters related to subsidiary companies. The Written Agreement and Consent Order also provide that the Bank may not declare or pay dividends to DCB without the prior approval of the FDIC and ODFI. And, as announced earlier this year by DCB, without the prior approval of the Federal Reserve, if applicable, DCB may not declare or pay cash dividends, repurchase any of its shares, make payments on trust preferred securities or incur or guarantee any debt.

As previously noted, the Bank is required to achieve a Tier-1 capital ratio of not less than 9.0% and a total risk-based capital ratio of not less than 13.0% within 90 days of the effective date of the Written Agreement and Consent Order, and, to maintain those capital levels during the remaining term of the Written Agreement and the Consent Order. It may do so by, among other alternatives, raising additional capital, generating sufficient earnings, reducing the Bank’s assets, or a combination thereof. DCB raised capital on December 19, 2012 and on January 9, 2013 invested sufficient capital into the Bank to reach the levels required by the Written Agreement and Consent.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 13 – REGULATORY CAPITAL (continued)

Additionally, the Bank is required to submit periodic progress reports to the ODFI and the FDIC regarding various aspects of the foregoing actions and requirements, and the Bank board has appointed a compliance committee to monitor and coordinate the Bank’s performance under the Written Agreement and Consent Order. The Written Agreement and Consent Order will remain in effect until modified or terminated by the ODFI and/or the FDIC. The Bank entered into the Written Agreement and the Consent Order without admitting or denying any unsafe or unsound banking practices, violations, rule or regulation.

On June 29, 2010, DCB entered into an MOU with the FRB. This MOU provides that DCB may not declare or pay cash dividends to its shareholders, repurchase any of its shares, or incur or guarantee any debt without the prior approval of the FRB.

Actual and required capital ratios are presented below at year-end.

	Actual		For capital adequacy purposes		To be well capitalized under Consent Order and Written Agreement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Total capital to risk-weighted assets
Consolidated	$53,808	13.46%	$31,990	8.0%	N/A	N/A
Bank(1)	$44,505	11.02%	$32,320	8.0%	$52,519	13.0%
Tier-1 (core) capital to risk-weighted assets
Consolidated	$48,968	12.25%	$15,995	4.0%	N/A	N/A
Bank(1)	$39,665	9.82%	$16,160	4.0%	$36,360	9.0%
Tier-1 (core) capital to average assets
Consolidated	$48,968	9.79%	$20,017	4.0%	N/A	N/A
Bank(1)	$39,665	7.93%	$20,017	4.0%	$45,038	9.0%
December 31, 2011:
Total capital to risk-weighted assets
Consolidated	$40,510	10.1%	$32,124	8.0%	N/A	N/A
Bank	$40,069	10.0%	$32,124	8.0%	$52,217	13.0%
Tier-1 (core) capital to risk-weighted assets
Consolidated	$35,434	8.8%	$16,062	4.0%	N/A	N/A
Bank	$34,993	8.7%	$16,062	4.0%	$36,150	9.0%
Tier-1 (core) capital to average assets
Consolidated	$35,634	6.6%	$21,433	4.0%	N/A	N/A
Bank	$34,993	6.5%	$21,498	4.0%	$48,370	9.0%

(1)	Had the previously mentioned investment of capital that was done on January 9, 2013 been completed as of December 31, 2012, Total capital to risk-weighted assets would have been 13.15%, Tier-1 (core) capital to risk-weighted assets would have been 11.94%, and Tier-1 (core) capital to average assets would have been 9.54%.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 13 – REGULATORY CAPITAL (continued)

Banking regulations limit capital distributions by the Bank. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2012 and 2011, the Bank was unable to make dividend distributions to the Corporation without prior regulatory approval.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 14 – FAIR VALUE MEASUREMENTS

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

The carrying value of certain financial assets and liabilities is impacted by the application of fair value measurements, either directly or indirectly. In certain cases, an asset or liability is measured and reported at fair value on a recurring basis, such as available-for-sale investment securities. In other cases, management must rely on estimates or judgments to determine if an asset or liability not measured at fair value warrants an impairment write-down or whether a valuation reserve should be established. Given the inherent volatility, the use of fair value measurements may have a significant impact on the carrying value of assets or liabilities, or result in material changes to the financial statements, from period to period.

Fair value is defined as the price that would be received to sell an asset or transfer a liability between market participants at the balance sheet date. When possible, the Corporation looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Corporation looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and the Corporation must use other valuation methods to develop a fair value. The fair value of impaired loans is based on the fair value of the underlying collateral, which is estimated through third party appraisals or internal estimates of collateral values.

The following methods, assumptions, and valuation techniques were used by the Corporation to measure different financial assets and liabilities at fair value and in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents: The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents is deemed to approximate fair value and are classified as Level 1 of the fair value hierarchy.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 14 – FAIR VALUE MEASUREMENTS (continued)

Available for Sale Investment Securities: Fair values for investment securities are determined by quoted market prices if available (Level 1). For securities where quoted prices are not available, fair values are estimated based on market prices of similar securities. For securities where quoted prices or market prices of similar securities are not available, fair values are estimated using matrix pricing, which is a mathematical technique widely used in the industry to value investment securities without relying exclusively on quoted prices for the specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities (Level 2). Any investment securities not valued based upon the methods above is considered Level 3.

The Corporation utilizes information provided by a third-party investment securities portfolio manager in analyzing the investment securities portfolio in accordance with the fair value hierarchy of the Fair Value Topic. The portfolio manager’s evaluation of investment security portfolio pricing is performed using a combination of prices and data from other sources, along with internally developed matrix pricing models. The third-party’s month-end pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, previous evaluation prices, and between the various pricing services. These processes produce a series of quality assurance reports on which price exceptions are identified, reviewed and where appropriate, securities are re-priced. In the event of a materially different price, the third party will report the variance and review the pricing methodology in detail. The results of the quality assurance process are incorporated into the selection of pricing providers by the third party.

Held to Maturity Investment Securities: Estimated fair value for held-to-maturity securities is based on independent third-party evaluations including discounted cash flows and other market assumptions. The methods used to estimate the fair value of the securities do not necessarily represent an exit price and due to the significant judgment involved, these securities are classified within the Level 3 classification.

Loans: For fixed rate loans and for variable rate loans with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. For loans held on balance sheet, the discounted fair value is further reduced by the amount of reserves held against the loan portfolios. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price and due to the significant judgment involved in evaluating credit quality, loans are classified within Level 3 classification.

Federal Home Loan Bank Stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

Accrued Interest Receivable and Payable: The fair value for accrued interest approximates its carrying amounts due to the short duration before collection. The valuation is a Level 3 classification which is consistent with its underlying asset or liability.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 14 – FAIR VALUE MEASUREMENTS (continued)

Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts have been analyzed by management and assigned estimated maturities and cash flows which are then discounted to derive a value. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The Corporation classifies the estimated fair value of deposit liabilities as Level 2 in the fair value hierarchy.

Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2012 and December 31, 2011, the fair value of loan commitments was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

At December 31, 2012:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$63,307	$63,307	$63,307
Securities available-for-sale	87,197	87,197		87,197
Securities held-to-maturity	1,149	2,090			2,090
Loans (net of allowance)	310,623	307,729			307,729
FHLB stock	3,799	3,799		3,799
Accrued interest receivable	1,287	1,287			1,287
Financial liabilities
Noninterest-bearing deposits	$95,847	$95,847		$95,847
Interest-bearing deposits	352,443	352,759		352,759
FHLB advances	7,498	7,498		7,498
Accrued interest payable	208	208			208

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 14 – FAIR VALUE MEASUREMENTS (continued)

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and December 31, 2011:

December 31, 2012

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$16,937	$—	$16,937	$—
State and municipal obligations	20,761	—	20,761	—
Corporate bonds	5,165	—	5,165	—
Mortgage-backed securities and other	44,334	—	44,334	—

Total	$87,197	$—	$87,197	$—

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 14 – FAIR VALUE MEASUREMENTS (continued)

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

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

Certain collateralized debt obligations are classified as held to maturity. The Corporation recognized other-than-temporary impairment on the securities as of December 31, 2012, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.

Impaired loans

At December 31, 2012 and 2011, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 14 – FAIR VALUE MEASUREMENTS (continued)

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011.

December 31, 2012

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateralized debt obligations	$2,090	$—	$—	$2,090
Impaired loans	23,370	—	—	23,370
Real estate owned	3,671	—	—	3,671

December 31, 2011

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateralized debt obligations	$1,360	$—	$—	$1,360
Impaired loans	17,483	—	—	17,483
Real estate owned	1,590	—	—	1,590

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 15 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of DCB Financial Corp was as follows:

CONDENSED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
Assets
Cash	$13,332	$413
Investment in subsidiaries	39,249	34,311

Total assets	$52,581	$34,724

Liabilities
Other liabilities	$84	$25
Payables to subsidiaries	4,108	3,735
Shareholders’ Equity	48,389	30,964

Total liabilities and shareholders’ equity	$52,581	$34,724

Note: At December 31, 2011, DCB Financial Corp had a payable to the Bank in the amount of $3,735. In 2009, the Bank evaluated the corresponding receivable for collectability and it was written off. At December 31, 2011, the payable to the Bank represented the difference between consolidated shareholders’ equity and the shareholders’ equity of DCB Financial Corp. As of December 31, 2012, the Bank receivable was deemed collectable and was accordingly reflected in the Bank’s financial statements. This amount was fully repaid on January 9, 2013.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 15 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION (continued)

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31, 2012 and 2011

	2012	2011
Dividends from subsidiaries	$—	$492
Equity in undistributed earnings (loss) of subsidiaries	4,781	(3,154)
Other	—	(2)

Total income (loss)	4,781	(2,664)
Operating expenses	444	74
Federal income tax expense (credit)	—	—

Net income (loss)	$4,337	$(2,738)

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 15 – PARENT CORPORATION ONLY CONDENSED FINANCIAL INFORMATION (continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net income (loss)	$4,337	$(2,738)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Excess distributions from subsidiaries	(4,781)	3,154
Net change in other assets and liabilities	59	2

Net cash from operating activities	(385)	418
Cash flows used in investing activities
Investments in affiliates	—	—

Net cash from investing activities	—	—
Cash flows from financing activities
Repayment of short-term borrowings	—	(80)
Capitalized interest of intercompany payable	373	—
Proceeds from issuance of common stock	12,931	—

Net cash from financing activities	13,304	(80)

Net change in cash	12,919	338
Cash at beginning of year	413	75

Cash at end of year	$13,332	$413

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 16 – SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk. Other significant estimates and concentrations not discussed in those footnotes include:

Deposit Concentration

At December 31, 2012, approximately 10.19% of the Bank’s deposits were received from public institutions. These concentrations pose possible liquidity and earnings risk to the Corporation. However, in the opinion of management, the potential risks associated with such deposit concentration is more than offset at December 31, 2012 by the Corporation’s available lending and borrowing capacity.

Investments

The Corporation invests in various investment securities. Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such change could materially affect the amounts reported in the accompanying balance sheets.

Current Economic Conditions

The current protracted economic decline continues to present financial institutions with unprecedented circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

The accompanying financial statements have been prepared using values and information currently available to the Corporation.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and, capital that could negatively impact the Corporation’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 17 – DETAILS OF OPERATING EXPENSES

The following table details the composition of occupancy and equipment expenses for the years ended December 31, 2012 and 2011.

	2012	2011
Bank occupancy expense	$748	$1,060
Equipment lease	46	143
Depreciation	879	1,236
Software maintenance	750	774
Other	485	624

Total	$2,908	$3,837

The following table details the composition of other operating expenses for the years ended December 31, 2012 and 2011.

	2012	2011
ATM and debit cards	$653	$622
Telephone	331	440
Loan	529	942
Stationary and supplies	173	185
OREO expenses	298	—
Other operating	1,488	1,337

Total	$3,472	$3,526

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012 and 2011

(Dollars in thousands)

NOTE 18 – QUARTERLY FINANCIAL DATA (Unaudited)

The following tables summarize the Corporation’s quarterly results for the years ended December 31, 2012 and 2011.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2012:
Total interest income	$4,505	$4,579	$4,725	$5,039
Total interest expense	605	743	857	1,033

Net interest income	3,900	3,836	3,868	4,006
Provision for losses on loans	(300)	65	255	475
Noninterest income	944	1,158	1,234	1,688
Noninterest expense	5,203	4,750	4,782	4,871

Income (loss) before income tax expense (benefit)	(59)	179	65	348
Federal income tax expense (benefit)	87	(127)	(218)	189

Net income (loss)	$(146)	$306	$283	$159

Income (loss) per share:
Basic	$(0.03)	$0.08	$0.08	$0.04
Diluted	$(0.03)	$0.08	$0.08	$0.04

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2011:
Total interest income	$5,413	$5,597	$5,770	$5,952
Total interest expense	1,223	1,269	1,282	1,339

Net interest income	4,190	4,328	4,488	4,613
Provision for losses on loans	1,600	625	2,536	675
Noninterest income	1,782	1,329	1,745	1,502
Noninterest expense	5,045	4,995	5,821	5,431

Income (loss) before income taxes (benefit)	(673)	37	(2,124)	9
Federal income tax expense (benefit)	518	(239)	(268)	(24)

Net income (loss)	$(1,191)	$276	$(1,856)	$33

Loss per share:
Basic	$(0.32)	$0.07	$(0.50)	$0.01
Diluted	$(0.32)	$0.07	$(0.50)	$0.01

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

There were no changes in internal control over financial reporting during the quarter ended December 31, 2012, that materially impacted, or are likely to materially impact, internal control over financial reporting in the future.

Management’s Report on Internal Control over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting at December 31, 2012, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and was designed to provide reasonable assurance that the Corporation maintained effective internal control over financial reporting as of December 31, 2012. Based on this assessment, management determined that the Corporation maintained effective internal control over financial reporting as of December 31, 2012.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in the Corporation’s Proxy Statement to Shareholders in connection with its 2013 Annual Meeting, under the sections captioned “Proposal 1 — Election of Directors and Information with Respect to Directors and Officers”, “Board of Directors and Selected Committees”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

The Corporation’s Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers, and employees, including its principal executive, principal financial, and principal accounting officers. A copy of the code of ethics will be provided, at no cost, upon written request to the attention of Mr. Jay D. Wolf, First Vice President Marketing and Customer Relations, at the Corporation’s main office, 110 Riverbend Avenue Lewis Center, Ohio 43035. In addition, a copy of the Code of Ethics and Business Conduct is posted on our website at http://www.dcbfinancialcorp.com. In the event we make any amendment to, or grant any waiver of, a provision of the Code of Ethics and Business Conduct that applies to the principal executive officer, a principal financial officer, principal accounting officer, or controller, or persons performing similar functions that require disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the reasons for it, and the nature of any waiver, the name of the person to whom it was granted, and the date, on our internet website.

Item 11.	Executive Compensation

The information required by this item is set forth in the Corporation’s Proxy Statement to Shareholders in connection with its 2013 Annual Meeting, under the section captioned “Executive Compensation and Other Information” and “Board of Directors and Selected Committees.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about beneficial ownership of DCB common shares required by this item is set forth in the Corporation’s Proxy Statement to Shareholders in connection with its 2013 annual meeting, under the section captioned “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	261,098	$10.38	38,902
Equity compensation plan not approved by security holders	0	0.00	0

Total	261,098	$10.38	38,902

On May 20, 2004 the Corporation’s shareholders approved the DCB Financial Corp Long-Term Stock Incentive Plan. This plan authorizes the issuance of up to 300,000 DCB common shares upon exercise of stock options awarded under the plan and in the form of restricted stock and stock awards. Beginning in January 2006, the Corporation started to expense these options under the methodology set forth in ASC 718 Compensation – Stock Compensation. Options are granted for a maximum of ten years. The options vest at an annual rate of 20% over five years, assuming credited service by the designated employee.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth in the Corporation’s Proxy Statement to Shareholders in connection with its 2013 Annual Meeting, under the sections captioned “Certain Relationships and Related Transactions” and “Board of Directors and Selected Committees”, “Selection of Auditors” and “Principal Accounting Firm Fees.” Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item is set forth in the Corporation’s Proxy Statement to Shareholders in connection with its 2013 Annual Meeting under the section captioned “Information Concerning Independent Registered Public Accountants”, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Exhibits

3.1	Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 3.1 (File No.000-22387)

3.2	Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 3.2 (File No. 000-22387)

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt. (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)

10.1*	Employment agreement with Ronald J. Seiffert (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)

10.2*	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)

10.3*	Special Incentive Agreement with Ronald J. Seiffert (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)

10.4*	Plan for Payment of Fees in DCB Financial Corp Common Stock (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)

10.5*	The Delaware County Bank & Trust Company Senior Manager Severance Policy (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)

10.6*	Annual Incentive Compensation Program Description (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)

10.7*	The Delaware County Bank & Trust Company Executive Deferred Compensation Plan, with amendments (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)

10.8	Consent order by and between The Delaware County Bank and Trust Company, Lewis Center, Ohio and the Federal Deposit Insurance Corporation, dated effective October 28, 2010 (incorporated by reference to Registrant’s Form 8-K filed on October 29, 2010, Exhibit 10.1 (File no. 000-22387)

10.9	Written Agreement by and among The Delaware County Bank and Trust Company, Lewis Center, OH and the State of Ohio, Division of Financial Institutions, Columbus, Ohio, dated effective October 28, 2010 (incorporated by reference to Registrant’s For 8-K filed on October 29, 2010, Exhibit 10.2 (File No. 000-22387)

21	Subsidiaries of DCB Financial Corp

23	Consent of Plante & Moran PLLC

31.1	Rule 13a-14 (a) Certifications

31.2	Rule 13a-14 (a) Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

**101	The following materials have been furnished, not filed from DCB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*	Compensatory agreement or arrangement.
**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2013	DCB FINANCIAL CORP

Signatures	Title

/s/ RONALD J. SEIFFERT	President (Principal Executive Officer),
Ronald J. Seiffert	CEO and Director

/s/ MICHAEL B. SHANNON,	Controller and Financial
Michael B. Shannon	Officer

/s/ VICKI J. LEWIS	Director, Chairman of the Board
Vicki J. Lewis

/s/ EDWARD A. POWERS	Director
Edward A. Powers

/s/ ADAM STEVENSON	Director
Adam Stevenson

/s/ DONALD J. WOLF	Director
Donald J. Wolf

/s/ GERALD L. KREMER, MD	Director
Gerald L. Kremer

/s/ MARK H. SHIPPS	Director
Mark H. Shipps

/s/ BART E. JOHNSON	Director
Bart E. Johnson