Form 10-Q
period 2013-03-31
DCB FINANCIAL CORP
filed 2013-05-14
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2013

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

As of May 1, 2013, the latest practicable date, 7,192,350 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP

FORM 10-Q

For the Three Month Periods Ended March 31, 2013 and 2012

Item 1. Financial Statements

DCB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from financial institutions	$7,877	$9,663
Interest-bearing deposits	46,406	53,644

Total cash and cash equivalents	54,283	63,307
Securities available-for-sale	84,221	87,197
Securities held-to-maturity	1,184	1,149

Total securities	85,405	88,346
Loans	328,815	317,504
Less allowance for loan losses	(6,758)	(6,881)

Net Loans	322,057	310,623
Real estate owned	2,362	3,671
Investment in FHLB Stock	3,799	3,799
Premises and equipment, net	12,071	12,036
Bank owned life insurance	18,804	18,564
Accrued interest receivable and other assets	5,882	6,146

Total assets	$504,663	$506,492

LIABILITIES
Noninterest bearing deposits	$90,553	$95,847
Interest bearing deposits	356,736	352,443

Total deposits	447,289	448,290
Federal Home Loan Bank advances	6,384	7,498
Accrued interest payable and other liabilities	2,414	2,315

Total liabilities	456,087	458,103
STOCKHOLDERS’ EQUITY
Common stock, no par value, 7,500,000 shares authorized and issued at March 31, 2013 and December 31, 2012. 7,192,350 shares outstanding at March 31, 2013 and December 31, 2012.	15,771	15,771
Retained earnings	40,755	40,614
Treasury stock, at cost, 307,650 shares at March 31, 2013 and December 31, 2012	(7,416)	(7,416)
Accumulated other comprehensive loss	(534)	(580)

Total stockholders’ equity	48,576	48,389

Total liabilities and stockholders’ equity	$504,663	$506,492

See Notes to the consolidated financial statements.

DCB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31,

(Unaudited)

(Dollars in thousands, except per share data)

	2013	2012
Interest and dividend income
Loans	$3,551	$4,366
Taxable securities	520	591
Tax-exempt securities	46	61
Federal funds sold and other	29	21

Total interest income	4,146	5,039
Interest expense
Deposits	451	665
Borrowings	79	368

Total interest expense	530	1,033

Net interest income	3,616	4,006
Provision for loan losses	(650)	475

Net interest income after provision for loan losses	4,266	3,531
Non-interest income
Service charges on deposit accounts	675	598
Trust department income	188	226
Gain on sales of securities	—	512
Net gain (loss) on sale of REO	84	(156)
Treasury management fees	62	67
Earnings on bank owned life insurance	240	244
Other	59	197

Total noninterest income	1,308	1,688
Noninterest expense
Salaries and other employee benefits	2,972	2,255
Occupancy and equipment	859	843
Professional services	456	391
Advertising	107	84
Postage, freight and courier	53	51
Supplies	70	38
State franchise taxes	212	104
Federal deposit insurance premiums	207	291
Other	520	814

Total noninterest expense	5,456	4,871

Net income (loss) before income taxes	118	348
Income tax expense (benefit)	(24)	189

Net income	$142	$159

Basic and diluted earnings per common share	$0.02	$0.04

Dividends per share	$—	$—

See Notes to consolidated financial statements.

DCB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	For the three months ended
	March 31,
	2013	2012
Net income	$142	$159
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale, net of related taxes of $12 and $(201) in 2013 and 2012, respectively	23	(391)
Amortization of unrealized losses on held-to-maturity securities, net of taxes of $12 and $12 in 2013 and 2012 respectively	23	23

Total other comprehensive income (loss)	46	(368)

Comprehensive income (loss)	$188	$(209)

See Notes to consolidated financial statements.

DCB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

For the three months ended March 31,

	2013	2012
Cash flows provided by (used in) operating activites	743	$156
Cash flows provided by (used in) investing activities
Securities
Purchases	(6,730)	(23,679)
Proceeds from maturities, principal payments and calls	9,299	22,587
Net change in loans	(11,184)	22,816
Proceeds from sale of real estate owned	1,314	1,614
Premises and equipment expenditures	(351)	(168)

Net cash flows provided by (used in) investing activities	(7,652)	23,170
Cash flows used in financing activities
Net change in deposits	(1,001)	(19,648)
Net change in federal funds purchased and other short-term borrowings	—	(1,265)
Repayment of Federal Home Loan Bank advances	(1,114)	(18,466)

Net cash used in financing activities	(2,115)	(39,379)
Net change in cash and cash equivalents	(9,024)	(16,053)
Cash and cash equivalents at beginning of period	63,307	33,521

Cash and cash equivalents at end of period	$54,283	$17,468

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$537	$990
Supplemental disclosures of non-cash investing and financing activites
Transfers from loans to real estate owned	$—	$1,675

See Notes to consolidated financial statements.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at March 31, 2013, and its results of operations and cash flows for the three month periods ended March 31, 2013 and 2012. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its Annual Report as of December 31, 2012. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s Annual Report as of December 31, 2012. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the entire year.

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, Datatasx LLC, DCB Insurance Services, Inc. and ORECO, Inc. (collectively referred to herein after as the “Corporation”). Datatasx LLC was inactive during 2012 and 2013. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Management considers the Corporation to operate within one business segment, banking.

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

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

	Three Months Ended March 31,
	2013	2012
Weighted-average common shares outstanding (basic)	7,192,350	3,717,385
Dilutive effect of assumed exercise of stock options	30,794	6,808

Weighted-average common shares outstanding (diluted)	7,223,144	3,724,193

Options to purchase 122,437 shares of common stock with a weighted-average exercise price of $16.46 were outstanding at March 31, 2013. There were 144,344 shares included in the computation of common share equivalents for the three-month period then ended because the average fair value of the shares was greater than the exercise price.

Options to purchase 201,999 shares of common stock with a weighted-average exercise price of $12.43 were outstanding at March 31, 2012. There were 17,707 shares included in the computation of common share equivalents for the three-month period then ended because the average fair value of the shares was greater than the exercise price.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Corporation has a stock option plan for employees and directors as described in Note 6 (Stock-Based Compensation). In addition to equity settlement, the stock option plan also allows for cash settlement of options at the recipient’s discretion; therefore, liability accounting applies to this plan. Compensation expense is recognized based on the fair value of these awards at the reporting date. A Black Scholes model is utilized to estimate the fair value of stock options at the date of grant and subsequent remeasurement dates. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards. The Corporation’s stock option awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. Changes in fair value of the options between the vesting date and option expiration date are also recognized in the Consolidated Statement of Operations.

Application of Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

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

The valuation of other assets requires that management utilize a variety of estimates and analysis to determine whether an asset is impaired or other-than-temporarily impaired (“OTTI”). After determining the appropriate methodology for fair value measurement, management then evaluates whether or not declines in fair value below book value are temporary or OTTI. When the Corporation does not intend to sell a debt security, and it is more likely than not that the Corporation will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Dollars in thousands, except per share data)

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

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES

As of March 31, 2013:

The amortized cost and estimated fair values of securities available-for-sale were as follows:

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$14,877	$112	$13	$14,976
Corporate bonds	6,731	89	12	6,808
States and municipal obligations	20,436	930	51	21,315
Mortgage-backed securities	40,153	1,026	57	41,122

Total	$82,197	$2,157	$133	$84,221

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	Adjusted Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Collateralized debt obligations	$1,184	$1,286	$2,470

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES (continued)

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

There were no credit losses recognized on investments in the three months ended March 31, 2013 and 2012.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES (continued)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

March 31, 2013

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	3	$3,601	$13	—	$—	$—	3	$3,601	$13
Corporate bonds	5	2,018	12	—	—	—	5	2,018	12
State and municipal obligations	4	1,704	35	3	927	16	7	2,631	51
Mortgage-backed securities and other	6	4,730	57	1	726	—	7	5,456	57

Total temporarily impaired securities	18	$12,053	$117	4	$1,653	$16	22	$13,706	$133

December 31, 2012

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	3	$3,649	$18	—	$—	$—	3	$3,649	$18
Corporate bonds	1	501	2	—	—	—	1	501	2
State and municipal obligations	5	1,630	31	—	—	—	5	1,630	31
Mortgage-backed securities and other	6	4,065	29	—	—	—	6	4,065	29

Total temporarily impaired securities	15	$9,845	$80	—	$—	$—	15	$9,845	$80

The unrealized losses on the Corporation’s investments in U.S. Government and agency obligations, state and political subdivision obligations, corporate bonds and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation does not consider those investments to be other-than-temporarily impaired at March 31, 2013 or December 31, 2012.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

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

Credit losses on these securities are calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Because the Corporation does not intend to sell the investment and it is not more likely than not the Corporation will be required to sell the investment before recovery of its new, lower amortized cost basis, which may be maturity, it does not consider the remainder of the investment in the securities to be OTTI at March 31, 2013.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

At March 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies and the pooled trust securities noted above, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of all debt securities at March 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,533	$1,542	$—	$—
Due after one to five years	9,898	10,020	—	—
Due after five to ten years	20,220	20,794	—	—
Due after ten years	10,393	10,743	1,184	2,470
Mortgage-backed and related securities	40,153	41,122	—	—

Total	$82,197	$84,221	$1,184	$2,470

Securities with a fair value of $58,544 at March 31, 2013 were pledged to secure public deposits and other obligations.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Dollars in thousands, except per share data)

NOTE 3 – LOANS

At March 31, 2013 and December 31, 2012, loans were comprised of the following:

	March 31, 2013	December 31, 2012
Commercial and industrial	$121,652	$112,300
Commercial real estate	109,625	111,417
Residential real estate and home equity	73,026	72,137
Consumer and credit card	24,452	21,620

Subtotal	328,755	317,474
Add: Net deferred loan origination fees	60	30

Total loans receivable	$328,815	$317,504

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

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

The table below presents allowance for credit losses by loan portfolio. As presented within this note, commercial real estate includes real estate construction and land development loans.

Three Months Ended March 31, 2013

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Beginning balance	$365	$1,621	$4,692	$204	$6,882
Charge-offs	(39)	(64)	(102)	(42)	(247)
Recoveries	60	688	10	15	773
Provision	(99)	(659)	124	(16)	(650)

Ending balance	$287	$1,586	$4,724	$161	$6,758

Individually evaluated for impairment	$—	$737	$2,983	$—	$3,720
Collectively evaluated for impairment	287	849	1,741	161	3,038

Ending balance	$287	$1,586	$4,724	$161	$6,758

Loans
Individually evaluated for impairment	$—	$5,586	$20,980	$—	$26,566
Collectively evaluated for impairment	24,452	116,066	88,645	73,026	302,189

Total	$24,452	$121,652	$109,625	$73,026	$328,755

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

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

Loans
Individually evaluated for impairment	$—	$11,731	$27,964	$—	$39,695
Collectively evaluated for impairment	18,193	103,347	94,695	78,637	294,872

Total	$18,193	$115,078	$122,659	$78,637	$334,567

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

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

The following presents by class, information related to the Corporation’s impaired loans as of March 31, 2013 and December 31, 2012.

At March 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-date Average Recorded Investment	Year-to-date Interest Income Recognized
With No Related Allowance Recorded
Consumer and Credit Card	$—	$—	$—	$—	$—
Commercial and Industrial	3,231	3,308	—	3,831	33
Commercial Real Estate	11,271	13,430	—	8,691	167
Residential RE and Home Equity	—	—	—	—	—
With Allowance Recorded
Consumer and Credit Card	—	—	—	—	—
Commercial and Industrial	2,355	2,491	737	1,521	26
Commercial Real Estate	9,709	11,355	2,983	12,579	86
Residential RE and Home Equity	—	—	—	—	—
Total
Consumer and Credit Card	$—	$—	$—	$—	$—
Commercial and Industrial	5,586	5,799	737	5,352	59
Commercial Real Estate	20,980	24,785	2,983	21,270	253
Residential RE and Home Equity	—	—	—	—	—

Total	$26,566	$30,584	$3,720	$26,622	$312

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

At December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-date Average Recorded Investment	Year-to-date Interest Income Recognized
With No Related Allowance Recorded
Consumer and Credit Card	$—	$—	$—	$—	$—
Commercial and Industrial	4,288	4,437	—	3,557	268
Commercial Real Estate	5,507	5,998	—	10,067	241
Residential RE and Home Equity	—	—	—	—	—
With Allowance Recorded
Consumer and Credit Card	—	—	—	—	—
Commercial and Industrial	1,183	1,248	340	6,208	65
Commercial Real Estate	16,376	20,008	3,400	15,965	820
Residential RE and Home Equity	—	—	—	—	—
Total
Consumer and Credit Card	$—	$—	$—	$—	$—
Commercial and Industrial	5,471	5,685	340	9,765	333
Commercial Real Estate	21,883	26,006	3,400	26,032	1,061
Residential RE and Home Equity	—	—	—	—	—

Total	$27,354	$31,691	$3,740	$35,797	$1,394

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

The allowance for impaired loans is included in the Corporation’s overall allowance for loan losses. The provision necessary to increase this allowance is included in the Corporation’s overall provision for losses on loans.

Loans on nonaccrual status at March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2012	2012
Consumer and credit card	$—	$—
Commercial and industrial	1,119	2,815
Commercial real estate	3,929	2,195
Residential real estate and home equity	312	321

Total	$5,440	$5,331

Credit Quality Indicators

Corporate risk exposure by risk profile was as follows at March 31, 2013:

Category	Commercial and Industrial	Commercial Real Estate
Pass-1-4	$101,068	$77,068
Vulnerable-5	12,426	11,023
Substandard-6	8,158	21,534
Doubtful-7	—	—
Loss-8	—	—

Total	$121,652	$109,625

Corporate risk exposure by risk profile was as follows at December 31, 2012:

Category	Commercial and Industrial	Commercial Real Estate
Pass-1-4	$90,516	$76,708
Vulnerable-5	12,240	12,289
Substandard-6	9,544	22,420
Doubtful-7	—	—
Loss-8	—	—

Total	$112,300	$111,417

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

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

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

Consumer Risk

Consumer risk based on payment activity at March 31, 2013 is as follows.

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$24,452	$72,705
Non-performing	0	321

Total	$24,452	$78,637

Consumer risk based on payment activity at December 31, 2012 is as follows.

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$21,592	$72,714
Non-Performing	28	312

Total	$21,620	$73,026

Age Analysis of Past Due Loans

The following table presents past due loans aged as of March 31, 2013.

Category	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 days and Accruing
Consumer and credit card	$34	$124	$0	$158	$24,294	$24,452	$—
Commercial and industrial	204	18	0	222	121,430	121,652	—
Commercial real estate	378	225	2,325	2,928	106,697	109,625	—
Residential real estate and home equity	165	220	312	697	72,329	73,026	—

Total	$781	$587	$2,637	$4,005	$324,750	$328,755	$—

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

The following table presents past due loans aged as of December 31, 2012.

Category	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Consumer and Credit Card	$37	$101	$28	$166	$21,454	$21,620	$28
Commercial and Industrial	20	—	26	46	112,254	112,300	—
Commercial Real Estate	538	114	2,195	2,847	108,570	111,417	—
Residential Real Estate and Home Equity	444	289	321	1,054	71,083	72,137	—

Total	$1,039	$504	$2,570	$4,113	$313,361	$317,474	$28

Troubled Debt Restructurings

Information regarding Troubled Debt Restructuring (“TDR”) loans for the three month period ended March 31, 2013 is as follows:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and Credit Card	—	$—	2	$2
Commercial and Industrial	3	2,230	—	—
Commercial Real Estate	—	—	—	—
Residential Real Estate and Home Equity	—	—	—	—

Total	3	$2,230	2	$2

The following presents by class loans modified in a TDR from April 1, 2012 through March 31, 2013 that subsequently defaulted (i.e. 60 days or more past due following a modification) during the three month period ended March 31, 2013.

TDRs that defaulted during the period, within twelve months of their modification date

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and Credit Card	—	$—	1	10
Commercial and Industrial	—	—	1	113
Commercial Real Estate	—	—	—	—
Residential Real Estate and Home Equity	—	—	—	—

Total	—	$—	2	$123

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

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

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

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

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

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

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At March 31, 2013 and December 31, 2012, the fair value of loan commitments was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

At March 31, 2013:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$54,283	$54,283	$54,283
Securities available-for-sale	84,221	84,221		84,221
Securities held-to-maturity	1,184	2,470			2,470
Loans (net of allowance)	322,057	316,959			316,959
FHLB stock	3,799	3,799		3,799
Accrued interest receivable	1,475	1,475			1,475
Financial liabilities
Noninterest-bearing deposits	$90,553	$90,553		$90,553
Interest-bearing deposits	356,736	352,759		352,759
FHLB advances	6,384	6,384		6,384
Accrued interest payable	201	201			201

At December 31, 2012:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$63,307	$63,307	$63,307
Securities available-for-sale	87,197	87,197		87,197
Securities held-to-maturity	1,149	2,090			2,090
Loans (net of allowance)	310,623	307,729			307,729
FHLB stock	3,799	3,799		3,799
Accrued interest receivable	1,287	1,287			1,287
Financial liabilities
Noninterest-bearing deposits	$95,847	$95,847		$95,847
Interest-bearing deposits	352,443	352,759		352,759
FHLB advances	7,498	7,498		7,498
Accrued interest payable	208	208			208

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Dollars in thousands, except per share data)

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:

		Fair Value Measurements Using
March 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$14,976	$—	$14,976	$—
State and municipal obligations	21,315	—	21,315	—
Corporate bonds	6,808	—	6,808	—
Mortgage-backed securities and other	41,122	—	41,122	—

Total	$84,221	$—	$84,221	$—

		Fair Value Measurements Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$16,937	$—	$16,937	$—
State and municipal obligations	20,761	—	20,761	—
Corporate bonds	5,165	—	5,165	—
Mortgage-backed securities and other	44,334	—	44,334	—

Total	$87,197	$—	$87,197	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

Certain collateralized debt obligations are classified as held to maturity. The Corporation calculates fair value based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.

Impaired loans

At March 31, 2013 and December 31, 2012, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012.

		Fair Value Measurements Using
March 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateralized debt obligations	$2,470	$—	$—	$2,470
Impaired loans	9,503	—	—	9,503
Real estate owned	2,362	—	—	2,362

		Fair Value Measurements Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateralized debt obligations	$2,090	$—	$—	$2,090
Impaired loans	23,370	—	—	23,370
Real estate owned	3,671	—	—	3,671

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Dollars in thousands, except per share data)

NOTE 6 – STOCK BASED COMPENSATION

The Corporation’s shareholders approved the 2004 Long-Term Stock Incentive Plan in May 2004. This Plan enables the Corporation to grant equity awards to certain employees. The Plan is limited to 300,000 shares. The shares granted to employees under the Plan vest 20% per year over a five year period. The options expire after ten years. At March 31, 2013, options to purchase 123,513 shares were exercisable, and 29,973 shares remained available for grant under this plan.

The Corporation recognizes compensation cost for vested equity-based awards based on their March 31, 2013 fair value. The Corporation recorded $91 and $8 in compensation cost for equity-based awards that vested during the three months ended March 31, 2013 and 2012, respectively.

In determining the fair value of the stock options at March 31, 2013, the Corporation utilized a Black-Scholes valuation model with a risk-free interest rate that corresponds to the expected remaining life of each award, an expected dividend yield of 0%, an expected common stock price volatility of 30%, and an expected life of 8 years from the grant date.

A summary of the status of the Corporation’s equity compensation plan as of March 31, 2013, and changes during the period then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	261,098	$10.38	6.9 years
Granted	13,889	5.40	9.9 years
Exercised	(2,250)	3.50	—
Forfeited	(2,710)	19.54	—

Outstanding at end of year	270,027	$10.38	7.1 years	$159

Options exercisable at period end	122,437	$16.46	5.0 years	$93

Weighted-average fair value of options granted during the three months ended ended March 31, 2013		$1.73

Weighted-average fair value of options granted during the year ended December 31, 2012		$1.97

At March 31, 2013, unrecognized compensation expense to be recognized over the remaining life of outstanding options is $280.

The following information applies to options outstanding at March 31, 2013:

Number Outstanding	Range Of Exercise Prices
79,689	$16.90–$30.70
38,730	$5.40–$9.00
151,608	$3.50–$4.50

DCB FINANCIAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at March 31, 2013, compared to December 31, 2012, and the consolidated results of operations for the three months ended March 31, 2013, compared to the same period in 2012. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute “forward-looking statements”. Such as statements relating to the financial condition and prospects, lending risks, plans for future business development and marketing activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the prospective business of both the Corporation and its wholly-owned subsidiary The Delaware County Bank & Trust Company. Where used in this report, the word “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar words and expressions, as they relate to the Corporation or the Bank or their respective management, identify forward-looking statements. Such forward-looking statements reflect the current views of the Corporation and are based on information currently available to the management of the Corporation and the Bank and upon current expectations, estimates, and projections about the Corporation and its industry, management’s belief with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) changes in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in central Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets; (v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii) changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission.

The Corporation does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview of the First Quarter of 2013

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

The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. General economic conditions in the Corporation’s market area have been under some pressures mainly attributable to an overall slowdown in economic activity and related increases in unemployment levels, loan foreclosure volume and a decline in real estate values. The Corporation’s current economic environment has driven down earnings due to higher unemployment, and lower real estate values. This has increased credit defaults at the Bank over the last few years. Currently, real estate values within the Bank’s market have stabilized; however, they have not rebounded to pre-recession values. The Bank has also been impacted by the low interest rate environment and its impact on net interest margin. Overall, the local economy has shown some signs of recovery, but it has been slow.

.

DCB FINANCIAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

ANALYSIS OF FINANCIAL CONDITION

The Corporation’s assets totaled $504,663 at March 31, 2013, compared to $506,492 at December 31, 2012, a decrease of $1,829, or 0.4%. Cash and cash equivalents decreased $9,024 from year end, totaling $54,283 at March 31, 2013 and available-for-sale securities decreased $2,976 to $84,221 over that same period. These decreases funded the increase in loans receivable of $11,311. Loans receivable were $328,815 at March 31, 2013, a 3.6% increase from December 31, 2012. The overall improvement in credit quality throughout 2012 has allowed management to focus on disciplined growth in the loan portfolio in the current year.

Total deposits were $447,289 at March 31, 2013, a slight decrease from $448,290 at December 31, 2012. Borrowings have decreased 14.9% from $7,498 at December 31, 2012 to $6,384 at March 31, 2013. Overall, liabilities have remained flat as the growth in the loan portfolio has been funded from decreases in cash and investments, not growth in the balance sheet.

COMPARISON OF RESULTS OF OPERATIONS

Net Income. The Corporation reported net income of $142 for the three months ended March 31, 2013, compared to net income of $159 for the same period in 2012. Results for the current year quarter reflect the continued improvement in the credit quality of the existing loan portfolio as well as recoveries of loans previously charged off resulting in a release of the allowance for loan losses of $650. This is partially offset by a decrease in net interest income of $390 from the prior year quarter. The decrease in net interest income is a result of approximately a $20,000 decline in higher yielding problem loans, coupled with the effect of the current low interest rate environment and its impact on new and refinanced loans.

Net Interest Income. Net interest income of $3,616 for the three months ended March 31, 2013 is a decrease from $4,006 for the same quarter in the prior year. This change is attributed to a year-over-year decline in earning assets and a decline in net interest margin. Net interest margin was 3.11% for the first quarter 2013, compared to 3.35% for the first quarter 2012. This change in the margin is primarily a result of a $20,000 decline in higher yielding problem loans, coupled with the effect of the current low interest rate environment on new and refinanced loans. Deposit levels have remained relatively flat for that same period.

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

For the three months ended March 31, 2013, $650 in income was recognized in the provision for loan losses, compared to expense of $475 for the same period in 2012. This release from the allowance is primarily attributable to gross recoveries during the quarter of $774, and continued improvement in the quality of the Bank’s loan portfolio.

Non-accrual loans at March 31, 2013 were $5,440, up slightly from $5,331 at December 31, 2012, but down from $7,068 at March 31, 2012. Over the last 12 months, problems loans have stabilized in response to workout activities. The majority of non-accrual balances are attributed to loans in the investment real estate sector that were not generating sufficient cash flow to service the debt. Delinquent loans over thirty days past due decreased to 1.22% of total loans at March 31, 2013 from 1.30% at December 31, 2012. Delinquent loans are mainly attributed to the real estate investment and commercial portfolios.

The allowance for loan losses was $6,758, or 2.06% of total loans at March 31, 2013, compared to $6,881, or 2.17% of total loans at December 31, 2012. Net recoveries for the first quarter were $527, which were mainly attributed to residential and commercial real estate loans. Management will continue to monitor the credit quality of the loan portfolio and may recognize additional provisions in the future if needed to maintain the allowance for loan losses at an appropriate level.

DCB FINANCIAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Noninterest Income. Total noninterest income for the quarter was $1,308, a decrease of 22.5% from $1,688 recognized in the first quarter 2012. The decrease is primarily due to recognition of gains from sales of assets in the prior year and no such sales in the current year. In the prior year quarter, the Bank recognized gains from sales of loans and investments of $512, this was partially offset by losses and writedowns on sales of other real estate owned (“OREO”).

Noninterest Expense. The total noninterest expense of $5,456 for the first quarter represents an increase of $585, or 12.0%, from the first quarter 2012. The increase in operating expense is attributed to an increase in salary and benefits, offset by a decline in occupancy expense and a reduction in insurance costs including Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums. The increase in salary and benefits is driven by an increase in headcount associated primarily with the addition of new business development officers and their related incentive compensation. The effect of these increases has already had an impact in growing the loan portfolio.

Income Taxes. The Corporation recorded a tax benefit of $24 for the three months ended March 31, 2013, compared to a tax provision of $189 in the first quarter of 2012. The change in taxes reflects to the change in fair value of the available-for-sale investment portfolio and the accretion of the other comprehensive loss on the held-to-maturity portfolio as the Corporation currently is fully reserved for deferred tax assets.

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

Cash and cash equivalents totaled $54,283 at March 31, 2013, compared to $63,307 at December 31, 2012. Cash and equivalents represented 10.8% of total assets at March 31, 2013 and 12.5% of total assets at December 31, 2012. The Corporation has the ability to borrow funds from the Federal Home Loan Bank and the Federal Reserve Bank should the Corporation need to supplement its future liquidity. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

CAPITAL RESOURCES

Total shareholders’ equity increased $187 between December 31, 2012 and March 31, 2013. The increase was due to changes in accumulated other comprehensive loss and the period’s net income of $142.

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

The Corporation and its subsidiaries meet all published regulatory capital requirements. For the Corporation’s wholly-owned bank, the Tier 1 leverage ratio was 9.47% the ratio of Tier 1 risk-based capital ratio was 12.26% at March 31, 2013, and the total capital to risk-weighted assets was 13.48%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. As previously reported, in October 2010, the Corporation’s wholly-owned bank subsidiary entered into a Consent Order with the FDIC and a Written Agreement with the Ohio Division of Financial Institutions, each of which requires that Tier-1 and Total Risk Based Capital percentages reach 9.0% and 13.0% respectively.

DCB FINANCIAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of March 31, 2013.

Contractual Obligations	PAYMENT DUE BY YEAR
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB advances	$6,384	$386	$4,175	$1,218	$605
Federal funds purchased and other short-term borrowings	—	—	—	—	—
Operating lease obligations	2,319	601	948	629	141
Loan and line of credit commitments	113,571	52,919	—	—	60,652

Total Contractual Obligations	$122,274	$53,906	$5,123	$1,847	$61,398

Item 3. Quantitative and Qualitative Disclosure about Market Risk

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

The Corporation’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the possibility that the Corporation’s financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk. The measurement and analysis of the exposure of the Corporation’s primary operating subsidiary, the Bank, and to changes in the interest rate environment are referred to as asset/liability management. One method used to analyze the Corporation’s sensitivity to changes in interest rates is the “net portfolio value” (“NPV”) methodology.

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

The Corporation’s Annual Report for the year ended December 31, 2012 includes a table depicting the changes in the Corporation’s interest rate risk as of December 31, 2012, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +400 basis points in market interest rates. Management believes that no events have occurred since December 31, 2012 that would significantly change their ratio of rate sensitive assets to rate sensitive liabilities.

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

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13Q-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2013.

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2013

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There are no matters required to be reported under this item.

Item 1A. Risk Factors

There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no matters required to be reported under this item.

Item 3. Defaults upon Senior Securities

There are no matters required to be reported under this item.

Item 4. Mine Safety Disclosures

There are no matters required to be reported under this item.

Item 5. Other Information

There are no matters required to be reported under this item.

Item 6. Exhibits

Exhibits – The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003 (File No. 000-22387).

3.2	Amended and Restated Code of Regulations of DCB Financial Corp, incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003. (File No. 000-22387)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2013 and 2012 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

Pursuant to Rule 406T of Regulation S-T, the interactive data files included as Exhibit 101 are furnished and not deemed files or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

DCB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP (Registrant)

Date: May 13, 2013	/s/ Ronald J. Seiffert
Ronald J. Seiffert
President and Chief Executive Officer

Date: May 13, 2013	/s/ Michael B. Shannon
Michael B. Shannon
Controller and Principal Financial Officer