Form 10-Q
period 2013-06-30
DCB FINANCIAL CORP
filed 2013-08-14
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2013

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

12b-2).

Yes  ☐          No  ☒

As of August 5, 2013, the latest practicable date, 7,192,350 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP

FORM 10-Q

For the Three and Six Month Periods Ended June 30, 2013 and 2012

2.

Item 1. Financial Statements

DCB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from financial institutions	$9,439	$9,663
Interest-bearing deposits	28,861	53,644
Total cash and cash equivalents	38,300	63,307
Securities available-for-sale	87,499	87,197
Securities held-to-maturity	-	1,149
Total securities	87,499	88,346
Loans	345,637	317,504
Less allowance for loan losses	(6,503)	(6,881)
Net Loans	339,134	310,623
Real estate owned	2,100	3,671
Investment in FHLB Stock	3,799	3,799
Premises and equipment, net	12,110	12,036
Bank owned life insurance	18,969	18,564
Accrued interest receivable and other assets	3,246	6,146
Total assets	$505,157	$506,492

LIABILITIES
Noninterest bearing deposits	$96,875	$95,847
Interest bearing deposits	349,313	352,443
Total deposits	446,188	448,290
FHLB advances	5,760	7,498
Accrued interest payable and other liabilities	3,980	2,315
Total liabilities	455,928	458,103

STOCKHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized, 7,500,000 shares issued, and 7,192,350 shares outstanding at June 30, 2013 and December 31, 2012	15,771	15,771
Retained earnings	40,912	40,614
Treasury stock, at cost, 307,650 shares at June 30, 2013 and December 31, 2012	(7,416)	(7,416)
Accumulated other comprehensive loss	(38)	(580)
Total stockholders' equity	49,229	48,389
Total liabilities and stockholders' equity	$505,157	$506,492

See Notes to the consolidated financial statements.

3.

DCB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Interest and dividend income

Loans	$3,735	$4,081	$7,286	$8,447
Taxable securities	442	560	962	1,151
Tax-exempt securities	47	56	93	117
Federal funds sold and other	21	28	50	49
Total interest income	4,245	4,725	8,391	9,764

Interest expense

Deposits	422	631	873	1,296
Borrowings	72	226	151	594
Total interest expense	494	857	1,024	1,890

Net interest income	3,751	3,868	7,367	7,874

Provision for loan losses	(240)	255	(890)	730

Net interest income after provision for loan losses	3,991	3,613	8,257	7,144

Non-interest income
Service charges on deposit accounts	447	596	1,122	1,194
Trust department income	184	224	372	450
Gain on sales of securities	135	-	135	475
Net gain (loss) on sale of REO	2	(42)	86	(161)
Treasury management fees	64	65	126	132
Earnings on bank owned life insurance	165	166	405	410
Other	354	225	413	422
Total noninterest income	1,351	1,234	2,659	2,922

Noninterest expense
Salaries and other employee benefits	2,864	2,358	5,836	4,613
Occupancy and equipment	734	695	1,593	1,538
Professional services	511	307	967	698
Advertising	66	104	173	188
Postage, freight and courier	44	32	97	83
Supplies	65	51	135	89
State franchise taxes	42	104	254	208
Federal deposit insurance premiums	137	284	344	575
Other	977	847	1,497	1,661
Total noninterest expense	5,440	4,782	10,896	9,653

Net income (loss) before income taxes	(98)	65	20	413

Income tax expense (benefit)	(254)	(218)	(278)	(29)

Net income	$156	$283	$298	$442

Basic and diluted earnings per common share	$0.01	$0.08	$0.03	$0.12
Dividends per share	$-	$-	$-	$-

See Notes to consolidated financial statements.

4.

DCB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$156	$283	$298	$442

Other comprehensive income (loss):

Reclassification of previously recognized noncredit other-than-temporary impairment on sale of security, net of tax of $512	995	-	995	-

Unrealized gains (losses) on securities available-for-sale, net of related taxes of $(398), $206, $(386), and $24 in 2013 and 2012, respectively	(772)	400	(749)	46

Unrealized gains on securities transferred into available-for-sale, net of related taxes of $131	254	-	254	-

Amortization of unrealized losses on held-to-maturity securities, net of taxes of $9, $12, $21, and $5 in 2013 and 2012 respectively	19	23	42	10

Total other comprehensive income	496	423	542	56

Comprehensive income	$652	$706	$840	$498

See Notes to consolidated financial statements.

5.

DCB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

For the six months ended June 30,

	2013	2012

Cash flows provided by (used in) operating activites	6,315	$5,389

Cash flows provided by (used in) investing activities
Securities
Purchases	(17,035)	(37,563)
Proceeds from maturities, principal payments and calls	15,417	17,149
Sales	2,561	12,934
Net change in loans	(30,012)	36,554
Proceeds from sale of real estate owned	1,314	1,672
Premises and equipment expenditures	(351)	(44)
Net cash flows provided by (used in) investing activities	(28,106)	30,702

Cash flows used in financing activities
Net change in deposits	(2,102)	4,216
Repayment of FHLB advances	(1,114)	(22,468)
Net cash used in financing activities	(3,216)	(18,252)

Net change in cash and cash equivalents	(25,007)	17,839

Cash and cash equivalents at beginning of period	63,307	39,314

Cash and cash equivalents at end of period	$38,300	$57,153

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,042	$1,866

Supplemental disclosures of non-cash investing and financing activites
Transfers from loans to real estate owned	$10	$2,158

See Notes to consolidated financial statements.

6.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Corporation”) at June 30, 2013 and December 31, 2012, and its results of operations and cash flows for the three and six month periods ended June 30, 2013 and 2012. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its Annual Report as of December 31, 2012. Refer to the accounting policies of the Corporation described in the Notes to Consolidated Financial Statements contained in the Corporation’s Annual Report as of December 31, 2012. The Corporation has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the entire year.

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, Datatasx LLC, DCB Insurance Services, Inc. and ORECO, Inc. (collectively referred to herein after as the “Corporation”). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Management considers the Corporation to operate within one business segment, banking. Datatasx LLC was inactive for all of 2012 and 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average common shares outstanding (basic)	7,192,350	3,717,385	7,192,350	3,717,385

Dilutive effect of assumed exercise of stock options	35,551	22,964	33,223	15,745

Weighted-average common shares outstanding (diluted)	7,227,901	3,740,349	7,225,573	3,733,130

Options to purchase 252,086 shares of common stock with a weighted-average exercise price of $9.87 were outstanding at June 30, 2013. There were 144,344 shares included in the computation of common share equivalents for the three-month and six-month periods then ended because the average fair value of the shares was greater than the exercise price.

Options to purchase 199,856 shares of common stock with a weighted-average exercise price of $12.52 were outstanding at June 30, 2012. There were 17,707 and 15,745 shares included in the computation of common share equivalents for the three-month and six-month periods then ended because the average fair value of the shares was greater than the exercise price.

Equity compensation plan

The corporation has a stock option plan for employees and directors as described in Note 6 (Stock-Based Compensation). In addition to equity settlement, the stock option plan also allows for cash settlement of options at the recipient’s discretion; therefore, liability accounting applies to this plan. Compensation expense is recognized based on the fair value of these awards at the reporting date. A Black-Scholes model is utilized to estimate the fair value of stock options at the date of grant and subsequent remeasurement dates. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards. The Corporation’s stock option awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. Changes in fair value of the options between the vesting date and option expiration date are also recognized in the Consolidated Statement of Operations.

7.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Application of Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with US GAAP and follow general practices within the financial services industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

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

The valuation of other assets requires that management utilize a variety of estimates and analyses to determine whether an asset is impaired or other-than-temporarily impaired (“OTTI”). After determining the appropriate methodology for fair value measurement, management then evaluates whether or not declines in fair value below book value are temporary or OTTIs. When the Corporation does not intend to sell a debt security, and it is more likely than not that the Corporation will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Uncollectability is usually determined based on a pre-determined number of days delinquent in the case of consumer loans, or, in the case of commercial loans, is based on a combination of factors including delinquency, collateral and other legal considerations. Consumer loans are charged-off prior to 120 days of delinquency, but could be charged off earlier, depending on the individual circumstances. Mortgage loans are charged down prior to 180 days of delinquency, but could be charged off sooner, again, depending upon individual circumstance. Typically, loans collateralized by consumer real estate are partially charged down to the estimated liquidation value, which is generally based on appraisal less costs to hold and liquidate. Commercial and commercial real estate loans are evaluated for impairment and typically reserved based on the results of the analysis, then subsequently charged down to a recoverable value when loan repayment is deemed to be collateral dependent. Loans can be partially charged down depending on a number of factors including: the remaining strength of the borrower and guarantor; the type and value of the collateral, and the ease of liquidating collateral; and whether or not collateral is brought onto the bank’s balance sheet via repossession. In the case of commercial and commercial real estate loans, charge-offs, partial or whole, take place when Management determines that full collectability of principal balance is unlikely to occur. Subsequent recoveries, if any, are credited to the allowance. Management’s policies for determining impairment, reserves and charge-offs are reviewed and approved by the Board of Directors on an annual basis, and have not materially changed in 2013.

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

9.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES

As of June 30, 2013:

The amortized cost and estimated fair values of securities available-for-sale were as follows:

	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$17,848	$36	$156	$17,728
Corporate bonds	6,716	57	58	6,715
States and municipal obligations	20,612	628	163	21,077
Collateralized debt obligations	1,916	-	912	1,004
Mortgage-backed securities	40,465	742	232	40,975
Total	$87,557	$1,463	$1,521	$87,499

During the quarter ended June 30, 2013, the Corporation sold investments in collateralized debt obligations for proceeds of $2.6 million. This reflects a gain on sale of $135,000 from this transaction. These securities that were sold were from the held-to-maturity portfolio and as a result of the sale the remaining held-to-maturity securities have been reclassified as available-for-sale and are included in the table above.

As of December 31, 2012:

The amortized cost and estimated fair values of securities available-for-sale were as follows:

	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$16,821	$134	$18	$16,937
Corporate bonds	5,081	86	2	5,165
States and municipal obligations	19,874	918	31	20,761
Mortgage-backed securities	43,432	931	29	44,334
Total	$85,208	$2,069	$80	$87,197

The amortized cost and estimated fair values of securities held-to-maturity were as follows:

	Adjusted Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

Collateralized debt obligations	$1,149	$941	$2,090

There were no credit losses recognized on investments in the three and six months ended June 30, 2013 and 2012.

10.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES (continued)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

June 30, 2013

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	9	$8,968	$156	-	$-	$-	9	$8,968	$156
Collateralized debt obligations	-	-	-	1	1,004	912	1	1,004	912
Corporate bonds	6	2,497	58	-	-	-	6	2,497	58
State and municipal obligations	17	5,971	152	1	498	11	18	6,469	163
Mortgage-backed securities and other	14	10,807	230	1	476	2	15	11,283	232
Total temporarily impaired securities	46	$28,243	$596	2	$974	$13	48	$29,217	$609

December 31, 2012

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	3	$3,649	$18	-	$-	$-	3	$3,649	$18
Corporate bonds	1	501	2	-	-	-	1	501	2
State and municipal obligations	5	1,630	31	-	-	-	5	1,630	31
Mortgage-backed securities and other	6	4,065	29	-	-	-	6	4,065	29
Total temporarily impaired securities	15	$9,845	$80	-	$-	$-	15	$9,845	$80

The unrealized losses on the Corporation’s investments in U.S. Government and agency obligations, state and political subdivision obligations, corporate bonds and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Corporation does not intend to sell the investments and it is not more likely than not the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Corporation did not consider those investments to be OTTI June 30, 2013 or December 31, 2012.

11.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES (continued)

The Corporation’s investments in collateralized debt obligations relate to an original investment of $8,000 in pooled trust securities. In 2009, the Corporation recognized an OTTI on these securities and recognized a loss equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. The Corporation evaluates the investments on a quarterly basis for OTTI and other unrealized gains or losses due to temporary market factors. Historically these securities were classified as held-to-maturity. As previously mentioned above, one security was sold from this portfolio during the six months ended June 30, 2013. In connection with this sale, the remaining securities in this portfolio have been reclassified as available-for-sale as of June 30, 2013.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

At June 30, 2013, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of all debt securities at June 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,547	$1,557	$-	$-
Due after one to five years	8,041	8,110	-	-
Due after five to ten years	25,011	25,150	-	-
Due after ten years	12,493	11,707	-	-
Mortgage-backed and related securities	40,465	40,975	-	-
Total	$87,557	$87,499	$-	$-

Securities with a fair value of $76,709 at June 30, 2013 were pledged to secure public deposits and other obligations.

NOTE 3 - LOANS

At June 30, 2013 and December 31, 2012, loans were comprised of the following:

	June 30, 2013	December 31, 2012

Commercial and industrial	$125,309	$112,300
Commercial real estate	107,498	111,417
Residential real estate and home equity	83,472	72,137
Consumer and credit card	29,277	21,620
Subtotal	345,556	317,474
Add: Net deferred loan origination fees	81	30

Total loans	$345,637	$317,504

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

Three Months Ended June 30, 2013

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Beginning balance	$287	$1,586	$4,724	$161	$6,758

Charge-offs	(98)	(15)	(28)	(46)	(187)
Recoveries	50	86	13	22	172
Provision	129	(85)	(346)	63	(240)

Ending balance	$368	$1,572	$4,363	$200	$6,503

Individually evaluated for impairment	$-	$733	$2,532	$-	$3,265
Collectively evaluated for impairment	368	839	1,831	200	3,238

Ending balance	$368	$1,572	$4,363	$200	$6,503

Loans

Individually evaluated for impairment	$-	$5,586	$20,980	$-	$26,566
Collectively evaluated for impairment	29,277	119,723	86,518	83,472	318,990

Total	$29,277	$125,309	$107,498	$83,472	$345,556

14.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

Three Months Ended June 30, 2012

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Beginning balance	$393	$2214	$6,524	$212	$9,343

Charge-offs	(88)	(30)	(414)	(20)	(552)
Recoveries	47	43	5	7	102
Provision	21	(95)	321	8	255

Ending balance	$373	$2132	$6,436	$207	$9,148

Individually evaluated for impairment	$-	$494	$5,353	$-	$5,847
Collectively evaluated for impairment	373	1,638	1,083	207	3,301

Ending balance	$373	$2,132	$6,436	$207	$9,148

Loans

Individually evaluated for impairment	$-	$11,079	$27,443	$-	$38,522
Collectively evaluated for impairment	18,312	100,727	89,744	75,437	284,220

Total	$18,312	$111,806	$117,187	$75,437	$322,742

Six months ended June 30, 2013

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Beginning balance	$365	$1,621	$4,692	$204	$6,882

Charge-offs	(136)	(79)	(130)	(89)	(434)
Recoveries	110	774	23	38	945
Provision	29	(744)	(222)	47	(890)

Ending balance	$368	$1,572	$4,363	$200	$6,503

Six months ended June 30, 2012

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Beginning balance	$425	$1,952	$6,916	$291	$9,584

Charge-offs	(212)	(147)	(1,074)	(19)	(1,451)
Recoveries	111	151	13	11	285
Provision	49	176	581	(76)	730

Ending balance	$373	$2,132	$6,436	$207	$9,148

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

The following presents by class, information related to the Corporation’s impaired loans as of June 30, 2013 and December 31, 2012.

At June 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	6 Months Average Recorded Investment	6 Months Interest Income Recognized	3 Months Average Recorded Investment	3 Months Interest Income Recognized
With No Related Allowance
Recorded
Consumer and Credit Card	$-	$-	$-	$-	$-	$-	$-
Commercial and Industrial	3,050	3,127	-	3,532	73	3,233	40
Commercial Real Estate	11,068	13,152	-	9,221	333	9,751	166
Residential RE and Home Equity	-	-	-	-	-	-	-

With Allowance Recorded
Consumer and Credit Card	-	-	-	-	-	-	-
Commercial and Industrial	2,536	4,179	733	1,957	111	2,393	85
Commercial Real Estate	9,912	10,837	2,532	11,792	164	11,005	78
Residential RE and Home Equity	-	-	-	-	-	-	-

Total
Consumer and Credit Card	$-	$-	$-	$-	$-	$-	-
Commercial and Industrial	5,586	7,306	733	5,489	184	5,626	125
Commercial Real Estate	20,980	23,989	2,532	21,013	497	20,756	244
Residential RE and Home Equity	-	-	-	-	-	-	-

Total	$26,566	$31,295	$3,265	$26,502	$681	$26,382	369

16.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

At December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Recorded
Consumer and Credit Card	$-	$-	$-	$-	$-
Commercial and Industrial	4,288	4,437	-	3,557	268
Commercial Real Estate	5,507	5,998	-	10,067	241
Residential RE and Home Equity	-	-	-	-	-

With Allowance Recorded
Consumer and Credit Card	-	-	-	-	-
Commercial and Industrial	1,183	1,248	340	6,208	65
Commercial Real Estate	16,376	20,008	3,400	15,965	820
Residential RE and Home Equity	-	-	-	-	-

Total
Consumer and Credit Card	$-	$-	$-	$-	$-
Commercial and Industrial	5,471	5,685	340	9,765	333
Commercial Real Estate	21,883	26,006	3,400	26,032	1,061
Residential RE and Home Equity	-	-	-	-	-

Total	$27,354	$31,691	$3,740	$35,797	$1,394

17.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

The allowance for impaired loans is included in the Corporation’s overall allowance for loan losses. The provision necessary to increase this allowance is included in the Corporation’s overall provision for losses on loans.

Loans on nonaccrual status at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012
Consumer and credit card	$-	$-
Commercial and industrial	1,794	2,815
Commercial real estate	3,632	2,195
Residential real estate and home equity	271	321

Total	$5,697	$5,331

Credit Quality Indicators

Corporate risk exposure by risk profile was as follows at June 30, 2013:

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$104,963	$76,539
Vulnerable-5	11,195	13,704
Substandard-6	9,151	17,255
Doubtful-7	-	-
Loss-8	-	-

Total	$125,309	$107,498

Corporate risk exposure by risk profile was as follows at December 31, 2012:

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$90,516	$76,708
Vulnerable-5	12,240	12,289
Substandard-6	9,544	22,420
Doubtful-7	-	-
Loss-8	-	-

Total	$112,300	$111,417

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

19.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

Consumer Risk

Consumer risk based on payment activity at June 30, 2013 is as follows.

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity

Performing	$29,201	$83,201
Non-performing	76	271

Total	$29,277	$83,472

Consumer risk based on payment activity at December 31, 2012 is as follows.

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity

Performing	$21,592	$71,816
Non-Performing	28	321

Total	$21,620	$72,137

Age Analysis of Past Due Loans

The following table presents past due loans aged as of June 30, 2013.

Category	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Consumer and credit card	$59	$43	$76	$178	$29,099	$29,277	$76
Commercial and industrial	1,296	289	-	1,585	123,724	125,309	-
Commercial real estate	-	212	2,586	2,798	104,700	107,498	-
Residential real estate and home equity	281	40	271	592	82,880	83,472	-
Total	$1,636	$584	$2,933	$5,153	$340,403	$345,556	$76

20.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

The following table presents past due loans aged as of December 31, 2012.

Category	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Consumer and Credit Card	$37	$101	$28	$166	$21,454	$21,620	$28
Commercial and Industrial	20	-	26	46	112,254	112,300	-
Commercial Real Estate	538	114	2,195	2,847	108,570	111,417	-
Residential Real Estate and Home Equity	444	289	321	1,054	71,083	72,137	-
Total	$1,039	$504	$2,570	$4,113	$313,361	$317,474	$28

Troubled Debt Restructurings

Information regarding Troubled Debt Restructuring (“TDR”) loans for the three and six month periods ended June 30, 2013 and 2012 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and Credit Card	1	$1	1	$1
Commercial and Industrial	-	-	3	903
Commercial Real Estate	3	163	5	3,600
Residential Real Estate and Home Equity	-	-	-	-

Total	4	$164	9	$4,504

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and Credit Card	5	$92	6	$93
Commercial and Industrial	-	-	-	-
Commercial Real Estate	2	3,929	2	3,929
Residential Real Estate and Home Equity	-	-	-	-

Total	7	$4,021	8	$4,022

TDRs that defaulted during the period, within twelve months of their modification date

The following presents by class loans modified in a TDR from July 1, 2012 through June 30, 2013 that subsequently defaulted (i.e. 60 days or more past due following a modification) during the three and six month periods ended June 30, 2013.

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and Credit Card	1	$8	1	$8
Commercial and Industrial	-	-	-	-
Commercial Real Estate	2	114	2	114
Residential Real Estate and Home Equity	-	-	-	-

Total	3	$122	3	$122

The following presents class loans modified in a TDR from July 1, 2011 through June 30, 2012 that subsequently defaulted (i.e. 60 days or more past due following a modification) during the three and six month periods ended June 30, 2012.

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and Credit Card	-	$-	-	-
Commercial and Industrial	-	-	-	-
Commercial Real Estate	1	1,540	1	1,540
Residential Real Estate and Home Equity	-	-	-	-

Total	1	$1,540	1	$1,540

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

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

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At June 30, 2013 and December 31, 2012, the fair value of loan commitments was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation’s financial instruments are as follows:

At June 30, 2013:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$38,300	$38,300	$38,300	$-	$-
Securities available-for-sale	87,499	87,499	-	86,495	1,004
Securities held-to-maturity	-	-	-	-	-
Loans (net of allowance)	339,134	331,564			331,564
FHLB stock	3,799	3,799		3,799
Accrued interest receivable	1,529	1,529			1,529

Financial liabilities
Noninterest-bearing deposits	$96,875	$96,875		$96,875
Interest-bearing deposits	349,313	349,871		349,871
FHLB advances	5,760	5,760		5,760
Accrued interest payable	189	189			189

At December 31, 2012:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$63,307	$63,307	$63,307
Securities available-for-sale	87,197	87,197		87,197
Securities held-to-maturity	1,149	2,090			2,090
Loans (net of allowance)	310,623	307,729			307,729
FHLB stock	3,799	3,799		3,799
Accrued interest receivable	1,287	1,287			1,287

Financial liabilities
Noninterest-bearing deposits	$95,847	$95,847		$95,847
Interest-bearing deposits	352,443	352,759		352,759
FHLB advances	7,498	7,498		7,498
Accrued interest payable	208	208			208

24.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
June 30, 2013		Quoted Prices
	Fair Value	in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government and agency obligations	$17,728	$-	$17,728	$-
State and municipal obligations	21,077	-	21,077	-
Collateralized debt obligations	1,004	-	-	1,004
Corporate bonds	6,715	-	6,715	-
Mortgage-backed securities and other	40,975	-	40,975	-
Total	$87,499	$-	$86,495	$1,004

		Fair Value Measurements Using
December 31, 2012		Quoted Prices
	Fair Value	in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government and agency obligations	$16,937	$-	$16,937	$-
State and municipal obligations	20,761	-	20,761	-
Corporate bonds	5,165	-	5,165	-
Mortgage-backed securities and other	44,334	-	44,334	-
Total	$87,197	$-	$87,197	$-

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

The Corporation previously recognized other-than-temporary impairment on the securities classified as collateralized debt obligations, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.

Impaired loans

At June 30, 2013 and December 31, 2012, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012.

June 30, 2013

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	26,566			26,566
Real estate owned	2,100	-	-	2,100

December 31, 2012

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Collateralized debt obligations	$2,090	$-	$-	$2,090
Impaired loans	23,370	-	-	23,370
Real estate owned	3,671	-	-	3,671

26.

DCB FINANCIAL CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 6 – STOCK BASED COMPENSATION

The Corporation’s shareholders approved the 2004 Long-Term Stock Incentive Plan (the “Plan”) in May 2004. This Plan provides for grants of equity-based awards to certain employees. The Plan is limited to 300,000 common shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. At June 30, 2013, options to purchase 115,987 shares were vested and exercisable, and 45,596 shares remained available for grant under the Plan.

The Corporation recognizes compensation cost for vested equity-based awards based on their June 30, 2013 fair value. The Corporation recorded $30 and $79 in compensation cost for equity-based awards that vested during the three months ended June 30, 2013 and 2012, respectively.

In determining the fair value of the stock options at June 30, 2013, the Corporation utilized a Black-Scholes valuation model with a risk-free interest rate that corresponds to the expected remaining life of each award, an expected dividend yield of 0%, an expected common stock price volatility of 30%, and an expected life of 8 years from the grant date.

A summary of the status of the Plan as of and for the six months ended June 30, 2013, and changes during the period then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at beginning of year	261,098	$10.38	6.9 years
Granted	13,889	5.40	9.6 years
Exercised	(2,250)	3.50	—
Forfeited	(20,651)	13.98	—

Outstanding at end of period	252,086	$9.87	6.9 years	$188

Options exercisable at period end	118,333	$16.39	4.9 years	$52

Weighted-average fair value of options granted during the six months ended ended June 30, 2013		$1.73
Weighted-average fair value of options granted during the year ended December 31, 2012		$1.97

At June 30, 2013, unrecognized compensation expense to be recognized over the remaining life of outstanding options is $262,000.

The following information applies to options outstanding at June 30, 2013:

Number Outstanding	Range Of Exercise Prices

72,275	$3.50 - $4.00
72,069	$4.01 - $4.95
36,091	$4.96 - $12.95
40,049	$12.96 - $23.20
31,602	$23.21 – $30.70

27.

DCB FINANCIAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In the following pages, management presents an analysis of the consolidated financial condition of DCB Financial Corp (the “Corporation”) at June 30, 2013, compared to December 31, 2012, and the consolidated results of operations for the three and six months ended June 30, 2013, compared to the same period in 2012. This discussion is designed to provide shareholders with a more comprehensive review of the operating results and financial position than could be obtained from reading the consolidated financial statements alone. This analysis should be read in conjunction with the consolidated financial statements and related footnotes and the selected financial data included elsewhere in this report.

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

Overview of the Second Quarter of 2013

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

The Corporation, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Licking, Morrow, Marion and Union Counties, Ohio. The Corporation’s current economic environment was driven down by the recession and has yet to return to pre-recession levels. General economic conditions in the Corporation’s market area have been stable, and, progress is being seen in a low unemployment rate and stabilized real estate values. The Bank has also been impacted by the low interest rate environment and its impact on net interest margin. Overall, the local economy is recovering.

28.

DCB FINANCIAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

ANALYSIS OF FINANCIAL CONDITION

The Corporation’s assets totaled $505.2 million at June 30, 2013, compared to $506.5 million at December 31, 2012. The previously mentioned growth in the loan portfolio has been funded primarily through cash and proceeds from repayments of investment securities and sales of OREO. OREO has decreased $1.6 million or 42.8% since December 31, 2012. Deposits remained relatively flat from December 31, 2012, while Federal Home Loan Bank (“FHLB”) borrowings are continuing to be paid down and have decreased $1.7 million or 23.2% since December 31, 2012. The changes to other assets and other liabilities offset as they relate to ending balances to sweep accounts for treasury management customers that are re-invested daily. Certain customers, primarily public funds, transfer significant balances throughout the year between operating and investment accounts based on the timing of tax revenue receipts and payouts for their regular operations and capital projects.

COMPARISON OF RESULTS OF OPERATIONS

Net Income. The Corporation reported net income of $156,000 for the three months ended June 30, 2013, compared to net income of $283,000 for the same period in 2012. Net income for the six months ended June 30, 2013 is $298,000, compared to net income of $442,000 in the prior year. On a year-to-date basis, the Bank experienced a significant increase in loans of $28.5 million or 9.2%. In addition, recoveries of loans previously charged off resulted in a benefit from the allowance for loan losses of $240,000 for the quarter and $890,000 for the six months ended June 30, 2013. The positive effects of these two improvements on the income statement were partially offset by a year-over-year increase in non-interest expense of $658,000 and $1.2 million for the three and six months ended, driven principally by salaries and benefits associated with new business development officers and increased collection expenses.

Net Interest Income. Net interest income quarter-over-quarter has increased $135,000 or 3.8%. This increase is attributable to the 9.2% growth in loans at the Bank since the end of 2012. Net interest income of $3.8 million for the three months ended June 30, 2013 reflected a slight decrease from $3.9 million for the same quarter in the prior year. This change is attributed to a decline in yield on loans, offset by the growth in the loan portfolio and a decline in borrowings from the FHLB. The average yield on loans has decreased to 4.47% for the three months ended June 30, 2013 from 4.95% for the prior year quarter. This is offset by a decline in interest expense as average borrowings fell to $6.1 million in the current year quarter from $22.0 million in the prior year quarter. The decline in interest rates is a result of the overall decline in market interest rates. The decline in interest expense reflects the utilization of excess cash to take advantage of early repayments of FHLB borrowings.

Net interest income of $7.4 million for the six months ended June 30, 2013 is a decrease of $507,000 or 6.4% from the same period in the prior year. This change is attributed to the previously mentioned year-over-year decline in earning assets and a decline in net interest margin. The change in the margin is primarily a result of a $20 million decline in higher yielding problem loans, coupled with the effect of the current low interest rate environment on new and refinanced loans. Deposit levels have remained relatively flat for that same period with a slight decline in rates.

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

For the six months ended June 30, 2013, an $890,000 benefit was recognized in the provision for loan losses, compared to expense of $730,000 for the same period in the prior year. This release from the allowance is primarily attributable to gross recoveries of $946,000, and continued improvement in the quality of the Bank’s loan portfolio. This is seen in the decline of the ratio of Criticized and Classified Assets to Tier-1 Capital plus the Allowance for Loan Loss as it has decreased to 55.8% at June 30, 2013 from 72.5% at the end of 2012.

For the three months ended June 30, 2013, a $240,000 benefit was recognized in the provision for loan losses, compared to expense of $255,000 for the same period in 2012. This release from the allowance is primarily attributable to gross recoveries during the quarter of $172,000, and continued improvement in the quality of the Bank’s loan portfolio has required lower release levels in the current year.

The allowance for loan losses was $6.5 million, or 1.88% of total loans at June 30, 2013, compared to $6.9 million, or 2.17% of total loans at December 31, 2012. Net recoveries for the year are $511,000, which is mainly attributed to residential and commercial real estate loans. The decrease in the allowance for loan losses is attributable to the overall improvement in credit quality.

Noninterest Income. Total noninterest income for the quarter was $1.4 million, compared to $1.2 million for the second quarter 2012. The increase is primarily due to recognition of gains from sales of investment securities in the current year quarter of $135,000 and increased fee income in Wealth Management as a result of additional business development officers that were added at the end of 2012.

The gain on sale of investment securities is comprised of one sale of pooled trust preferred securities that were previously classified as held-to-maturity. These securities were initially deemed other than temporarily impaired in 2009. In the last twelve months, the securities’ performance has improved, and management realized there was an opportunity to sell one of these securities at a gain in the current quarter. This sale further reduced the troubled assets of the Bank. The Bank’s remaining investment in this pool of trust preferred securities totals $1.0 million.

Total noninterest income for the six months ended June 30, 2013 was $2.7 million, a decrease of 9.0% from the $2.9 million recognized for the same period in the prior year. The decrease is primarily due to $340,000 less from gains on the sales of securities in the current year, a $78,000 decline in Trust fee income, and a $72,000 decline in service charges on deposit accounts, partially offset by a $247,000 improvement in gains from sales of other real estate owned (“OREO”). The decline in sales from securities is attributable to securities sold in 2012 that were in a significant gain position. This opportunity has not been available in the current year. The decrease in Trust fee income is a result of concessions and other reductions made in order to remain competitive in the market. The decline in service charges is due to the continuing impact of regulatory changes on fee income related to debit card and ATM transactions. The change in gains on sales of other real estate owned is due to properties being sold at a gain in the current year, compared to properties primarily being written down and sold for losses in the prior year.

29.

DCB FINANCIAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Noninterest Expense. Total noninterest expense of $5.4 million for the second quarter represents an increase of $658,000, or 13.8%, from the second quarter 2012. The increase in operating expense is primarily due to an increase in salary and benefits, $506,000 or 21.5%; professional services, $204,000 or 66.5%; and other operating expenses $70,000 or 8.3%, offset by a decline in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums of $147,000 or 51.8%. The increase in salary and benefits is driven by the addition of new business development officers. The effect of these officers has already had an impact in growing the loan portfolio and increasing fee income in Wealth Management. The increase in professional services is primarily related to managing the troubled asset portfolio and a full year of utilizing an outsourced internal audit function. The increase in other operating expenses is attributable to increases in loan expenses due to significantly increased application volume in the current year and additional shareholder related expenses subsequent to the capital raise increasing the number of outstanding shares.

The total noninterest expense of $10.9 million for the six months ended June 30, 2013 represents an increase of $1.2 million, or 12.9%, from the same period in the prior year. The increase in operating expense is attributed to increases in salary and benefits, professional expenses, and state franchise taxes, partially offset by a decrease in other operating expenses. The $1.2 million increase in salaries and benefits expenses is attributable to the previously mentioned addition of business development officers. The $269,000 increase in professional fees is attributable to the managing and recovery work on the troubled assets of the bank and the full year of outsourcing the internal audit function. The $96,000 increase in state franchise taxes is a result of the previously mentioned capital raise and its impact on this assessment. The $231,000 decrease in FDIC insurance premium is attributed to a decline in the premium rate when compared to the prior year. The $164,000 decrease in other operating expenses is primarily attributable to lower expenses in the current year for maintaining OREO properties.

Income Taxes. The Corporation recorded a tax benefit of $254,000 for the three months ended June 30, 2013, compared to a tax benefit of $218,000 in the second quarter of 2012. The change in taxes reflects the recognition of unrealized losses and the impact on the deferred tax asset and related valuation allowance to these now realized losses. These losses were recognized as part of the previously mentioned sale of pooled trust securities. This is partially offset by the impact a decline in the fair value of the available for sale investment portfolio on the fully reserved deferred tax assets.

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

Cash and cash equivalents totaled $38.3 million at June 30, 2013, compared to $63.3 million at December 31, 2012. Cash and equivalents represented 7.6% of total assets at June 30, 2013 and 12.5% of total assets at December 31, 2012. The Corporation has the ability to borrow funds from the FHLB and the Federal Reserve Bank should the Corporation need to supplement its future liquidity. Management believes the Corporation’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

CAPITAL RESOURCES

Total shareholders’ equity increased $840,000 between December 31, 2012 and June 30, 2013. The increase was due to a decrease in accumulated other comprehensive loss and the period’s net income of $298,000.

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

The Corporation and its subsidiaries meet all published regulatory capital requirements. The ratio of Tier 1 capital to risk-weighted assets was 9.51% at June 30, 2013, while the Tier 1 risk-based capital ratio was 13.25%. Regulatory minimums call for a total risk-based capital ratio of 8.0%, at least half of which must be Tier 1 capital. The Corporation’s leverage ratio, defined as Tier 1 capital divided by average assets, was 9.74% at June 30, 2013. The Bank reported total capital to risk-weighted assets of 14.82% at June 30, 2013. As previously reported, in October 2010, the Bank subsidiary entered into a Consent Agreement with the FDIC which requires that Tier-1 and Total Risk Based Capital percentages reach 9.0% and 13.0%, respectively.

30.

DCB FINANCIAL CORP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

The following table sets forth the Corporation’s obligations and commitments to make future payments under contract as of June 30, 2013.

Contractual Obligations	Payment Due by Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

FHLB advances	$5,760	$2,116	$2,099	$394	$1,151
Federal funds purchased and other short-term borrowings	-	-	-	-	-
Operating lease obligations	2,167	573	935	525	134
Loan and line of credit commitments	112,365	80,564		-	32,071

Total Contractual Obligations	$120,562	$83,253	$3,034	$919	$33,356

Item 3. Quantitative and Qualitative Disclosure about Market Risk

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

The Corporation’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the possibility that the Corporation’s financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Corporation places great importance on monitoring and controlling interest rate risk. The measurement and analysis of the exposure of the Bank to changes in the interest rate environment are referred to as asset/liability management. One method used to analyze the Corporation’s sensitivity to changes in interest rates is the “net portfolio value” (“NPV”) methodology.

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

The Corporation’s Annual Report includes a table depicting the changes in the Coproration’s interest rate risk as of December 31, 2012, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +400 basis points in market interest rates. These parallel shifts were used to more accurately represent the current interest rate environment in which the Corporation operates. Certain shortcomings are inherent in this method of analysis in the computation of estimated NPV. Since December 31, 2012, while the ratio of rate sensitive assets to rate sensitive liabilities in the Corporation’s balance sheet has changed, the Corporation remains vafoorably impacted in a rising rate environment and negatively impacted in a decreasing rate environment. Further, the Corporations net interest income since December 31, 2012, continues to display afavorable impact in a rising interest rate environment. The overall favorability reflects the Corporation’s efforts to emply variable loan structures to better match the varying time frames for liabilities and the use of matched funding principles for longer term loans, where longer term liability structures are used to provide similar cash flow structures. Such tactics are employed by management realizing that as interest rates rise borrowers are less likely to refinance or payoff loans prior to contractual maturity, which potentially increases the risk that the Corporation may hold below market rate loans in a rising rate environment.

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

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2013.

There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

32.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended June 30, 2013

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings
There are no matters required to be reported under this item.

Item 1A -	Risk Factors
There has been no material change in the nature of the risk factors set forth in the Corporation’s Form 10-K for the year ended December 31, 2012.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds
There are no matters required to be reported under this item.

Item 3 -	Defaults upon Senior Securities:
There are no matters required to be reported under this item.

Item 4 -	Mine Safety Disclosures:
There are no matters required to be reported under this item.

Item 5 -	Other Information:
There are no matters required to be reported under this item.

Item 6 -	Exhibits:

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to Exhibit 3.1 to the Corporation’s Quarterly Report on Form 10-Q filed November 14, 2003 (File No 000-22387).

3.2	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to Exhibit 3.2 to the Corporation’s Quarterly Report on Form 10-Q filed November 14, 2003 (File No 000-22387).

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2013 and 2012 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2013 and 2012 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended June 30, 2013 and 2012 (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

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

33.

DCB FINANCIAL CORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP
(Registrant)

Date: August 14, 2013	/s/ Ronald J. Seiffert

Ronald J. Seiffert
President and Chief Executive Officer

Date: August 14, 2013	/s/ Michael B. Shannon

Michael B. Shannon
Controller and Principal Financial Officer

34.