Form 10-Q
period 2013-09-30
DCB FINANCIAL CORP
filed 2013-11-14
CIK 1025877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 2013

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
Yes  ☐           No  ☒

As of November 11, 2013, the latest practicable date, 7,192,350 shares of the registrant’s common stock, no par value, were issued and outstanding.

  DCB FINANCIAL CORP

FORM 10-Q

Item 1. Financial Statements

DCB FINANCIAL CORP
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash and due from financial institutions	$7,294	$9,663
Interest-bearing deposits	27,488	53,644
Total cash and cash equivalents	34,782	63,307
Securities available-for-sale	81,071	87,197
Securities held-to-maturity	-	1,149
Total securities	81,071	88,346
Loans	358,290	317,504
Less allowance for loan losses	(6,471)	(6,881)
Net Loans	351,819	310,623
Real estate owned	1,291	3,671
Investment in FHLB Stock	3,799	3,799
Premises and equipment, net	12,151	12,036
Bank owned life insurance	19,135	18,564
Accrued interest receivable and other assets	2,774	6,146
Total assets	$506,822	$506,492

LIABILITIES
Noninterest bearing deposits	$103,762	$95,847
Interest bearing deposits	347,303	352,443
Total deposits	451,065	448,290
Federal Home Loan Bank advances	5,140	7,498
Accrued interest payable and other liabilities	2,138	2,315
Total liabilities	458,343	458,103

STOCKHOLDERS' EQUITY
Common stock, no par value, 7,500,000 shares authorized, 7,500,000 shares issued, and 7,500,000 shares outstanding at September 30, 2013 and December 31, 2012	15,771	15,771
Retained earnings	40,785	40,614
Treasury stock, at cost, 307,650 shares at September 30, 2013 and December 31, 2012	(7,416)	(7,416)
Accumulated other comprehensive loss	(661)	(580)
Total stockholders' equity	48,479	48,389
Total liabilities and stockholders' equity	$506,822	$506,492

See Notes to the consolidated financial statements.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest and dividend income

Loans	$3,814	$3,967	$11,100	$12,414
Taxable securities	434	537	1,396	1,688
Tax-exempt securities	47	54	140	171
Federal funds sold and other	21	21	71	70
Total interest income	4,316	4,579	12,707	14,343

Interest expense

Deposits	362	566	1,235	1,862
Borrowings	63	177	214	771
Total interest expense	425	743	1,449	2,633

Net interest income	3,891	3,836	11,258	11,710

Provision for loan losses	-	65	(890)	795

Net interest income after provision for loan losses	3,891	3,771	12,148	10,915

Non-interest income
Service charges	543	718	1,665	1,912
Trust department income	181	224	553	674
Gain on sales of securities	-	-	135	508
Net gain (loss) on sale of REO	(51)	(52)	35	(309)
Treasury management fees	57	61	183	193
Earnings on bank owned life insurance	166	165	571	575
Other	296	42	709	527
Total noninterest income	1,192	1,158	3,851	4,080

Noninterest expense
Salaries and other employee benefits	2,924	2,542	8,760	7,155
Occupancy and equipment	685	745	2,278	2,283
Professional services	359	172	1,326	870
Advertising	66	134	239	322
Postage, freight and courier	52	11	149	94
Supplies	79	35	214	124
State franchise taxes	120	70	374	278
Federal deposit insurance premiums	187	287	531	862
Other	758	754	2,255	2,415
Total noninterest expense	5,230	4,750	16,126	14,403

Net income (loss) before income taxes	(147)	179	(127)	592

Income tax benefit	(20)	(127)	(298)	(156)

Net income (loss)	$(127)	$306	$171	$748

Basic and diluted earnings (loss) per common share	$(0.02)	$0.08	$0.02	$0.20
Dividends per share	$-	$-	$-	$-

See Notes to consolidated financial statements.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE  INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss)	$(127)	$306	$171	$748

Other comprehensive income (loss):

Reclassification adjustment of previously recognized noncredit other-than-temporary impairment on sale of security, net of tax of $512	-	-	995	-

Reclassification adjustment for realized gains included in net income, net of taxes of $46 and $173.	-	-	(89)	(335)

Unrealized gains (losses) on securities available-for-sale, net of related taxes of $(326), $116, $(667), and $294 in 2013 and 2012, respectively	(633)	225	(1,294)	570

Unrealized gains on securities transferred into available-for-sale, net of related taxes of $131	-	-	254	-

Amortization of unrealized losses on held-to-maturity securities, net of taxes of $5, $12, $27, and $35 in 2013 and 2012 respectively	10	23	53	69

Total other comprehensive income (loss)	(623)	248	(81)	304

Comprehensive income (loss)	$(750)	$554	$90	$1,052

See Notes to consolidated financial statements.

DCB FINANCIAL CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

For the nine months ended September 30,

	2013	2012

Cash flows provided by (used in) operating activites	$3,509	$(1,500)

Cash flows provided by (used in) investing activities
Securities
Purchases	(17,268)	(42,868)
Proceeds from maturities, principal payments and calls	20,757	19,627
Sales	2,561	12,934
Net change in loans	(40,033)	36,096
Proceeds from sale of real estate owned	2,442	2,358
Premises and equipment expenditures	(910)	(348)
Net cash flows provided by (used in) investing activities	(32,451)	27,799

Cash flows provided by (used in) financing activities
Net change in deposits	2,775	5,891
Repayment of Federal Home Loan Bank advances	(2,358)	(23,347)
Net cash provided by (used in) financing activities	417	(17,456)

Net change in cash and cash equivalents	(28,525)	8,843

Cash and cash equivalents at beginning of period	63,307	39,314

Cash and cash equivalents at end of period	$34,782	$48,157

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,519	$2,687

Supplemental disclosures of non-cash investing and financing activites
Transfers from loans to real estate owned	$27	$2,187

See Notes to consolidated financial statements.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Throughout this report, the terms “Company,” “DCB,” “we,” “our” and “us” refers to the consolidated entity of DCB Financial Corp and its wholly owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, Datatasx LLC, and DCB Insurance Services, Inc.

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2012, and for the two-year period then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments, consisting of only normal recurring items, that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the nine months ended September 30, 2013 and 2012. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results anticipated for the year.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share
Earnings per common share is net income divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares under stock options. Weighted-average shares for basic and diluted earnings per share are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average common shares outstanding (basic)	7,192,350	3,717,385	7,192,350	3,717,385
Dilutive effect of assumed exercise of stock options	-	22,309	34,020	17,795
Weighted-average common shares outstanding (diluted)	7,192,350	3,739,694	7,226,370	3,735,180

Options to purchase 251,400 shares of common stock with a weighted-average exercise price of $9.89 were outstanding at September 30, 2013. There were 143,658 shares included in the computation of common share equivalents for the nine-month period then ended because the average fair value of the shares was greater than the exercise price. Diluted loss per common share is not computed for the three months ended September 30, 2013 in which an operating loss is sustained.

Options to purchase 194,707 shares of common stock with a weighted-average exercise price of $12.65 were outstanding at September 30, 2012. There were 83,965 shares included in the computation of common share equivalents for the three-month and nine-month periods then ended because the average fair value of the shares was greater than the exercise price.

Equity compensation plan
The company has a stock option plan for employees and directors as described in Note 6 (Stock-Based Compensation). In addition to equity settlement, the stock option plan also allows for cash settlement of options at the recipient’s discretion; therefore, liability accounting applies to this plan. Compensation expense is recognized based on the fair value of vested awards at the reporting date. A Black-Scholes model is utilized to estimate the fair value of stock options at the date of grant and subsequent re-measurement dates. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards. The Company’s stock option awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. Changes in fair value of the options between the vesting date and option expiration date are also recognized in the Consolidated Statement of Operations.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were as follows for the dates indicated (in thousands):

September 30, 2013:

	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$16,793	$9	$396	$16,406
Corporate bonds	6,202	51	70	6,183
States and municipal obligations	20,723	331	497	20,557
Collateralized debt obligations	1,932	-	928	1,004
Mortgage-backed securities	36,439	746	264	36,921
Total	$82,089	$1,137	$2,155	$81,071

December 31, 2012:

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$16,821	$134	$18	$16,937
Corporate bonds	5,081	86	2	5,165
States and municipal obligations	19,874	918	31	20,761
Mortgage-backed securities	43,432	931	29	44,334
Total	$85,208	$2,069	$80	$87,197

During the nine months ended September 30, 2013, the Company sold investments in collateralized debt obligations for proceeds of $2.6 million.  This reflects a gain on sale of $135,000 from this transaction.  These securities that were sold were from the held-to-maturity portfolio and as a result of the sale the remaining securities have been reclassified as available-for-sale.

Realized gains on sales of investment securities for the three and nine months ended September 30, 2013 were $0 and $135,000, respectively.  Realized gains on sales of investment securities for the three and nine months ended September 30, 2012 were $0 and $508,000, respectively.

The amortized cost and estimated fair values of securities held-to-maturity at December 31, 2012 were as follows (in thousands):

	Adjusted Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

Collateralized debt obligations	$1,149	$941	$2,090

There were no credit losses recognized on investments in the three and nine months ended September 30, 2013 and 2012.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES (continued)

The table below indicates the length of time individual available for sale securities have been in a continuous unrealized loss position at the dates indicated (in thousands):

September 30, 2013

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investment	Fair Value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	13	$13,285	$396	-	$-	$-	13	$13,285	$396
Corporate bonds	7	3,023	70	-	-	-	7	3,023	70
State and municipal obligations	33	11,139	464	1	475	33	34	11,614	497
Collateralized
debt obligations	-	-	-	1	1,004	928	1	1,004	928
Mortgage-backed securities and other	9	7,047	264	-		-	9	7,047	264
Total temporarily impaired securities	62	$34,494	$1,194	2	$1,479	$961	64	$35,973	$2,155

December 31, 2012

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investment	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	3	$3,649	$18	-	$-	$-	3	$3,649	$18
Corporate bonds	1	501	2	-	-	-	1	501	2
State and municipal obligations	5	1,630	31	-	-	-	5	1,630	31
Mortgage-backed securities and other	6	4,065	29	-	-	-	6	4,065	29
Total temporarily impaired securities	15	$9,845	$80	-	$-	$-	15	$9,845	$80

The unrealized losses on the Company’s investments in U.S. Government and agency obligations, state and political subdivision obligations, corporate bonds and mortgage-backed securities were caused primarily by changes in interest rates.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013 or December 31, 2012.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 2 – SECURITIES (continued)

The Company’s investments in collateralized debt obligations relates to an original investment of $8.0 million in pooled trust securities.  In 2009, the Company recognized an other-than-temporary impairment on these securities and recognized a loss equal to the credit loss, establishing a new, lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment.  The Company evaluates the investments on a quarterly basis for other-than-temporary impairment and other unrealized gains or losses due to temporary market factors. Historically these securities were classified as held-to-maturity.  As mentioned above, one security was sold from this portfolio during the nine months ended September 30, 2013.  In connection with this sale, the remaining securities in this portfolio have been reclassified as available-for-sale as of September 30, 2013.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

At September 30, 2013, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of all debt securities at September 30, 2013, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown separately since they are not due at a single maturity date (in thousands).

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,041	$1,048	$-	$-
Due after one to five years	8,256	8,320	-	-
Due after five to ten years	24,156	23,836	-	-
Due after ten years	12,197	10,946	-	-
Mortgage-backed and related securities	36,439	36,921	-	-
Total	$82,089	$81,071	$-	$-

Securities with a fair value of $70.9 million at September 30, 2013 were pledged to secure public deposits and other obligations.

NOTE 3 –LOANS

The following table presents major classifications of loans at the dates indicated (in thousands):

	September 30, 2013	December 31, 2012
Commercial and industrial	$122,687	$112,300
Commercial real estate	109,933	111,417
Residential real estate and home equity	93,349	72,137
Consumer and credit card	32,169	21,620
Subtotal	358,138	317,474
Add: Net deferred loan origination fees	152	30

Total loans receivable	$358,290	$317,504

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY
Allowance for Credit Losses

The following tables summarize activity in the allowance for loan losses for the periods indicated (in thousands):

For the Three Months Ended September 30, 2013:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Beginning balance:	$368	$1,572	$4,363	$200	$6,503
Chargeoffs	(83)	(6)	(5)	(52)	(146)
Recoveries	82	5	20	7	114
Provision	8	(101)	9	84	-
Ending balance:	$375	$1,470	$4,387	$239	$6,471

For the Nine Months Ended September 30, 2013:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Beginning balance:	$365	$1,620	$4,692	$204	$6,881
Chargeoffs	(219)	(85)	(135)	(141)	(580)
Recoveries	192	780	43	45	1,060
Provision	37	(845)	(213)	131	(890)
Ending balance:	$375	$1,470	$4,387	$239	$6,471

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)
The following tables summarize activity in the allowance for loan losses for the periods indicated, cont. (in thousands):

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

Impaired Loans
A loan is considered impaired when based on current information and events, it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Generally, commercial and commercial real estate loans with risk grades Substandard, Vulnerable, Doubtful, or Loss, with aggregate relationships greater than $250,000 are evaluated for impairment. Interest income on impaired loans is recognized when accrued, for loans that remain in a performing status. Loans that are not performing and in a nonaccrual status recognize interest only on cash basis if circumstances warrant.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

The following table presents information related to the recorded investment, unpaid balance and related allowance on impaired loans at the dates indicated (in thousands):

At September 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	9 Months Average Recorded Investment	9 Months Interest Income Recognized	3 Months Average Recorded Investment	3 Months Interest Income Recognized
With No Related Allowance
Recorded
Consumer and Credit Card	$-	$-	$-	$-	$-	$-	$-
Commercial and Industrial	2,658	2,735	-	3,420	81	3,198	26
Commercial Real Estate	10,790	12,833	-	9,839	498	11,075	166
Residential RE and Home Equity	-	-	-	-	-	-	-

With Allowance Recorded
Consumer and Credit Card	$-	$-	$-	$-	$-	$-	$-
Commercial and Industrial	2,928	2,572	609	2,349	71	3,132	24
Commercial Real Estate	10,190	10,609	2,537	10,947	265	9,256	103
Residential RE and Home Equity	-	-	-	-	-	-	-

Total
Consumer and Credit Card	$-	$-	$-	$-	$-	$-	$-
Commercial and Industrial	5,586	5,307	609	5,769	152	6,330	50
Commercial Real Estate	20,980	23,442	2,537	20,786	763	20,331	269
Residential RE and Home Equity	-	-	-	-	-	-	-

Total	$26,566	$28,749	$3,146	$26,555	$915	$26,661	$319

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)
At December 31, 2012:
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

The allocation of the allowance for loan losses summarized on the basis of the Company’s impairment methodology was as follows at the dates indicated (in thousands):

At September 30, 2013:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Individually evaluated for impairment	$-	$609	$2,537	$-	$3,146
Collectively evaluated for impairment	375	861	1,850	239	3,325
Ending balance:	$375	$1,470	$4,387	$239	$6,471

At December 31, 2012:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Individually evaluated for impairment	$-	$340	$3,400	$-	$3,740
Collectively evaluated for impairment	365	1,280	1,292	204	3,141
Ending balance:	$365	$1,620	$4,692	$204	$6,881

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)
The recorded investment in loans summarized on the basis of the Company’s impairment methodology at the dates indicated was as follows (in thousands):

As of September 30, 2013:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Loans:
Individually evaluated for impairment	$-	$5,586	$20,980	$-	$26,566
Collectively evaluated for impairment	32,169	117,101	88,953	93,349	331,572
Ending balance:	$32,169	$122,687	$109,933	$93,349	$358,138

As of December 31, 2012:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Loans:
Individually evaluated for impairment	$-	$5,471	$21,883	$-	$27,354
Collectively evaluated for impairment	21,620	106,829	89,534	72,137	290,120
Ending balance:	$21,620	$112,300	$111,417	$72,137	$317,474

The following table summarizes loans on nonaccrual status at the dates indicated (in thousands):

	September 30,	December 31,
	2013	2012
Consumer and credit card	$-	$-
Commercial and industrial	1,765	2,815
Commercial real estate	3,529	2,195
Residential real estate and home equity	257	321

Total	$5,551	$5,331

Credit Quality Indicators
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

NOTE 4 – CREDIT QUALITY (continued)
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

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

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

The following table presents as of the dates indicated and based on the most recent analysis performed, the recorded investment by risk category of loans (in thousands):

At September 30, 2013:

Category	Commercial and Industrial	Commercial Real Estate

Pass - 1 through 4	$105,435	$82,212
Vulnerable – 5	9,021	8,826
Substandard – 6	8,231	18,895
Doubtful – 7	-	-
Loss – 8	-	-

Total	$122,687	$109,933

At December 31, 2012:

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$90,516	$76,708
Vulnerable-5	12,240	12,289
Substandard-6	9,544	22,420
Doubtful-7	-	-
Loss-8	-	-

Total	$112,300	$111,417

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)
Consumer Risk
The following table presents the recorded investment in consumer and residential real estate loans based on payment activity as of the dates indicated (in thousands):

At September 30, 2013:

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity

Performing	$32,169	$93,051
Nonperforming	-	298

Total	$32,169	$93,349

At December 31, 2012:

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity

Performing	$21,592	$71,816
Non-Performing	28	321

Total	$21,620	$72,137

The following table presents the aging of past due loans aged at the date indicated (in thousands):

At September 30, 2013:

Category	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Loans	Recorded Investment > 90 days and Accruing

Consumer and credit card	$53	$103	$-	$156	$32,013	$32,169	$-
Commercial and industrial	17	-	1,049	1,066	121,621	122,687	47
Commercial real estate	-	-	2,711	2,711	107,222	109,933	-
Residential real estate and home equity	78	198	298	574	92,775	93,349	40

Total	$168	$412	$4,058	$4,507	$353,631	$358,138	$87

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

The following table presents the aging of past due loans aged at the date indicated, cont. (in thousands):

At December 31, 2012:

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

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)
Troubled Debt Restructurings

Information regarding troubled debt restructuring (“TDR”) loans for the three and nine month periods ended September 30, 2013 and 2012 is as follows:

Three Months Ended
	September 30, 2013		September 30, 2012
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	-	$-	2	$11
Commercial and industrial	-	-	-	-
Commercial real estate	-	-	-	-
Residential real estate and home equity	-	-	-	-

Total	-	$-	2	$11

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	-	$-	6	$56
Commercial and industrial	1	61	-	-
Commercial real estate	5	3,552	2	2,803
Residential real estate and home equity	-	-	-	-

Total	6	$3,613	8	$2,859

The following presents by class loans modified in a TDR from January 1, 2012 through September 30, 2013 that subsequently defaulted (i.e. 60 days or more past due following a modification) during the three and nine month periods ended September 30, 2013.

TDRs that defaulted during the period, within twelve months of their modification date:

Three Months Ended
	September 30, 2013		September 30, 2012
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and credit card	-	$-	-	$-
Commercial and industrial	-	-	-	-
Commercial real estate	3	163	1	1,110
Residential real estate and home equity	-	-	-	-

Total	3	$163	1	$1,110

(1)   Period end balances are inclusive of all partial pay downs and chargeoffs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 4 – CREDIT QUALITY (continued)

Nine Months Ended
	September 30, 2013		September 30, 2012
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and credit card	-	$-	-	$-
Commercial and industrial	-	-	-	-
Commercial real estate	3	163	1	1,110
Residential real estate and home equity	-	-	-	-

Total	3	$163	1	$1,110

(1)   Period end balances are inclusive of all partial pay downs and chargeoffs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company accounts for fair value measurements in accordance with FASB ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Fair value is defined as the price that would be received to sell an asset or transfer a liability between market participants at the balance sheet date. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and the Company must use other valuation methods to develop a fair value. The fair value of impaired loans is based on the fair value of the underlying collateral, which is estimated through third party appraisals or internal estimates of collateral values.

The following methods, assumptions, and valuation techniques were used by the Company to measure different financial assets and liabilities at fair value and in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents: The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents is deemed to approximate fair value and are classified as Level 1 of the fair value hierarchy.

Available for Sale Investment Securities: Fair values for investment securities are determined by quoted market prices if available (Level 1). For securities where quoted prices are not available, fair values are estimated based on market prices of similar securities. For securities where quoted prices or market prices of similar securities are not available, fair values are stimated using matrix pricing, which is a mathematical technique widely used in the industry to value investment securities

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

without relying exclusively on quoted prices for the specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities (Level 2). Any investment securities not valued based upon the methods above is considered Level 3.

The Company utilizes information provided by a third-party investment securities portfolio manager in analyzing the investment securities portfolio in accordance with the fair value hierarchy of the Fair Value Topic. The portfolio manager’s evaluation of investment security portfolio pricing is performed using a combination of prices and data from other sources, along with internally developed matrix pricing models. The third-party’s month-end pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, previous evaluation prices, and between the various pricing services. These processes produce a series of quality assurance reports on which price exceptions are identified, reviewed and where appropriate, securities are re-priced. In the event of a materially different price, the third party will report the variance and review the pricing methodology in detail. The results of the quality assurance process are incorporated into the selection of pricing providers by the third party.
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
Deposits: The fair values of deposits with no stated maturity, such as money market demand deposits, savings and NOW accounts have been analyzed by management and assigned estimated maturities and cash flows which are then discounted to derive a value. The fair value of fixed-rate certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The Company classifies the estimated fair value of deposit liabilities as Level 2 in the fair value hierarchy.
Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.
Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At September 30, 2013 and December 31, 2012, the fair value of loan commitments was not material.
Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments are as follows (in thousands):

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

At September 30, 2013:
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$34,782	$34,782	$34,782	$-	$-
Securities available-for-sale	81,071	81,071	-	80,067	1,004
Securities held-to-maturity	-	-	-	-	-
Loans (net of allowance)	351,819	343,306	-	-	343,306
FHLB stock	3,799	3,799	-	3,799	-
Accrued interest receivable	1,537	1,537	-	-	1,537

Financial liabilities
Noninterest-bearing deposits	$103,762	$103,762	$-	$103,762	$-
Interest-bearing deposits	347,303	347,591	-	347,591	-
FHLB advances	5,140	5,140	-	5,140	-
Accrued interest payable	138	138	-	-	138

At December 31, 2012:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$63,307	$63,307	$63,307	$-	$-
Securities available-for-sale	87,197	87,197	-	87,197	-
Securities held-to-maturity	1,149	2,090	-	-	2,090
Loans (net of allowance)	310,623	307,729	-	-	307,729
FHLB stock	3,799	3,799	-	3,799	-
Accrued interest receivable	1,287	1,287	-	-	1,287

Financial liabilities
Noninterest-bearing deposits	$95,847	$95,847	$-	$95,847	$-
Interest-bearing deposits	352,443	352,759	-	352,759	-
FHLB advances	7,498	7,498	-	7,498	-
Accrued interest payable	208	208	-	-	208

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 5 – FAIR VALUE MEASUREMENTS (continued)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

September 30, 2013

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

U.S. Government and agency obligations	$16,406	$-	$16,406	$-
State and municipal obligations	20,557	-	20,557	-
Collateralized debt obligations	1,004	-	-	1,004
Corporate bonds	6,183	-	6,183	-
Mortgage-backed securities and other	36,921	-	36,921	-
Total	$81,071	$-	$80,067	$1,004

December 31, 2012

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

U.S. Government and agency obligations	$16,937	$-	$16,937	$-
State and municipal obligations	20,761	-	20,761	-
Corporate bonds	5,165	-	5,165	-
Mortgage-backed securities and other	44,334	-	44,334	-
Total	$87,197	$-	$87,197	$-

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities
The Company previously recognized other-than-temporary impairment on the securities classified as collateralized debt obligations as of September 30, 2013, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.

Impaired loans
At September 30, 2013 and December 31, 2012, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012.

September 30, 2013

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$10,035	$-	$-	$10,035
Real estate owned	1,291	-	-	1,291

December 31, 2012

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Collateralized debt obligations	$2,090	$-	$-	$2,090
Impaired loans	23,370	-	-	23,370
Real estate owned	3,671	-	-	3,671

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

NOTE 6 – STOCK BASED COMPENSATION

The Company’s shareholders approved an employee share option Plan (the “Plan”) in May 2004. This Plan grants certain employees the right to purchase shares at a predetermined price. The Plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. At September 30, 2013, options to purchase 117,891 shares were vested and exercisable, and 45,596 shares remained available for grant under this plan.

The Company recognizes compensation cost for vested equity-based awards based on their September 30, 2013 fair value. The Company recorded $60,000 and $79,000 in compensation cost for equity-based awards that vested during the three months ended September 30, 2013 and 2012, respectively. The Company recorded $135,000 and $22,000 in compensation cost for equity-based awards for the nine months ended September 30, 2013 and 2012, respectively.

In determining the fair value of the stock options at September 30, 2013, the Company utilized a Black-Scholes valuation model with a risk-free interest rate that corresponds to the expected remaining life of each award, an expected dividend yield of 0%, an expected common stock price volatility of 30%, and an expected life of 8 years from the grant date.
A summary of the status of the Company’s equity compensation plan as of and for the nine months ended September 30, 2013, and changes during the periods then ended are presented below:

		Weighted	Weighted	Aggregate
		Average Exercise	Average Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Outstanding at beginning of year	261,098	$10.38	6.9 years
Granted	13,889	5.40	9.6 years
Exercised	(2,936)	3.50	—
Forfeited	(20,651)	13.98	—

Outstanding at end of period	251,400	$9.89	6.7 years	$187

Options exercisable at period end	117,891	$16.09	4.9 years	$52

Weighted-average fair value of options granted during the nine months ended September 30, 2013		$1.77
Weighted-average fair value of options granted during the year ended December 31, 2012		$2.13

At September 30, 2013, unrecognized compensation expense to be recognized over the remaining life of outstanding options is $168,000.

The following information applies to options outstanding at September 30, 2013:

Number Outstanding	Range Of Exercise Prices

157,547	$3.50 - $5.40
22,202	$7.50 - $9.00
25,612	$14.15 - $16.90
46,039	$23.00 - $31.00

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, lending risks, plans for future business development and marketing activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the prospective business of both the Company and the Bank. Where used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar words and expressions, related to the Company or the Bank or their respective management, identify forward-looking statements. Such forward-looking statements reflect the current views of the Company and are based on information currently available to the management of the Company and the Bank and upon current expectations, estimates, and projections about the Company and its industry, management’s belief with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) changes in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in central Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets; (v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii) changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Nature of Operations

DCB Financial Corp (the “Company” or “DCB”) is a financial holding company formed under the laws of the State of Ohio. The Company is the parent of The Delaware County Bank & Trust Company (the “Bank”), DCB Title Services LLC, Datatasx LLC and DCB Insurance Services, Inc. The Bank is a state-chartered commercial bank, which conducts business from its main offices at 110 Riverbend Avenue in Lewis Center, Ohio, and through its 14 branch offices located in Delaware County, Ohio and surrounding communities. The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, commercial leases, real estate mortgage loans, night depository facilities and trust and personalized wealth management services. The Bank also provides cash management, bond registrar and payment services. The Bank operates a wholly-owned subsidiary, ORECO, Inc., which is engaged in the ownership and disposition of the Bank’s foreclosed real estate.

Highlights and Overview
The Company, through the Bank, provides customary retail banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, real estate mortgage loans and installment loans. The Bank also provides trust and wealth management products and services through its own trust department and its Raymond James affiliation. It also offers a variety of commercial and commercial real estate loans along with treasury management services to various commercial businesses. The Company, through the Bank, grants residential real estate, commercial real estate, consumer and commercial loans to customers located primarily in Delaware, Franklin, Union, Licking, Morrow, and Marion Counties, Ohio.

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and leases and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for credit losses, securities and loan sale activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, professional services, technology expense, other expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, inflation, government policies and the actions of regulatory authorities.

The following is a summary of key financial results for the quarter and nine months ended September 30, 2013:

• Total assets were $506.8 million and total deposits were $451.1 million at September 30, 2013, compared with $506.5 million and $448.3 million at December 31, 2012, respectively.

• A net loss of $127,000 was recorded for the three months ended September 30, 2013, compared with net income of $306,000 for the same period in 2012. For the nine months ended September 30, 2013, net income was $171,000 compared with $748,000 for the first nine months of 2012.

• Net loss per share was $0.02 for the three months ending September 30, 2013, compared with net income per diluted share of $0.08 for the year-ago period. Net income per diluted share was $0.02 for the nine months ending September 30, 2013 compared with $0.20 per share for the same period in 2012.

• The net interest margin was 3.34% in the third quarter of 2013 compared with 3.36% in the third quarter of 2012.

• Provision for loan losses of $0 in the quarter and a negative provision for loan losses of $890,000 for the nine months ended September 30, 2013, compared with provision expense of $65,000 and $795,000 in the year ago periods, respectively.

• Total non-performing assets were $21.8 million or 4.31% of total assets at September 30, 2013 compared with $29.3 million, or 5.94% at September 30, 2012 and $30.2 million or 5.97% at December 31, 2012.

• Noninterest income was 25.5% of total revenue in the first nine months of 2013 compared with 25.8% in the year ago period.

• Our efficiency ratio was 106.7% in the nine months ended September 30, 2013 compared with 91.2% for the same period in 2012.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2013 and 2012

General
A net loss of $127,000 or $0.02 per share was recorded for the quarter ended September 30, 2013, compared with net income of $306,000 or $0.08 per diluted share in the year-ago quarter. The return on average assets and return on average stockholders’ equity were -0.10% and -1.04%, respectively, for the third quarter of 2013, compared with 0.24% and 3.48%, respectively, for the third quarter of 2012. The third quarter loss is attributable in large part to salaries and incentive compensation for new business development professionals added over the past year in support of the Company’s growth objectives, as well as to expenses related to the continuing efforts to further reduce the level of criticized and classified assets.

Net income for the nine months ended September 30, 2013 was $171,000 or $0.02 per diluted share compared with $748,000 or $0.20 per diluted share in the year ago period. The return on average assets and return on average stockholders’ equity were 0.05% and 0.48%, respectively, for the first nine months of 2013, compared with 0.20% and 2.88%, respectively, for the first nine months of 2012.

Net Interest Income
Net interest income totaled $3.9 million in the three months ended September 30, 2013, compared with $3.8 million in the year-ago quarter and in the second quarter of 2013. The net interest margin was 3.34% in the third quarter of 2013, compared with 3.36% in the year-ago quarter and 3.27% in the second quarter of 2013. The earning asset yield decreased 31 and 1 basis points, respectively, in the third quarter compared with the year-ago period and the second quarter of 2013. These declines were partially offset by a decrease of 27 and 17 basis points, respectively, in the cost of interest-bearing liabilities over the same periods.

Average interest-earning assets totaled $462.6 million in the third quarter, compared with $454.2 million in the year-ago quarter and $459.3 million in the second quarter of 2013. Average loans comprised 76.5% of average interest-earning assets in the third quarter, which is an increase from 70.8% in the year-ago quarter and 73.0% in the second quarter of 2013.

Net interest income for the nine months ended September 30, 2013 totaled $11.3 million, which was down $452,000 or 3.9% compared with the year-ago period. The net interest margin was 3.28% for the nine months ended September 30, 2013, compared to 3.39% for the first nine months of 2012. The earning assets yield decreased 40 basis points in the first nine months of 2013 compared with the year-ago period, which was partially offset by a decrease of 31 basis points in the cost of interest-bearing liabilities over the same period.

Average interest-earning assets were $458.9 million in the first nine months of 2013, compared with $467.8 million in the year-ago period. Total average loans and leases were 73.2% of total interest-earning assets in the first nine months of 2013, compared with 71.4% in the year-ago period.

Since December 2008 the Federal Reserve has maintained its target fed funds rate between zero and 0.25%, and has carried out a number of policy actions designed to lower long-term interest rates. These monetary policy actions, along with weak economic conditions and federal government economic stimulus efforts, among other factors, have caused yields on U.S. Treasury securities to drop to exceptionally low levels throughout much of the past five years. This persistently low interest rate environment has caused an ongoing decline over the past five years in the returns on our interest-earning assets, consistent with much of the financial industry. As a result the yield on our securities portfolio decreased 26 basis points in the third quarter of 2013 compared to the year-ago quarter. The yield on our loans decreased 63 basis points in the third quarter of 2013 compared to the third quarter of 2012.

The cost of our interest-bearing liabilities decreased in the third quarter of 2013 compared to the year-ago quarter due to a combination of the low interest rate environment, our deposit pricing strategies and a deposit mix that currently is more heavily weighted in low-cost interest-bearing transaction accounts (demand, savings and money market) whose rates can be immediately changed at our discretion, instead of higher costing, longer term time deposits. The average cost of time deposits dropped 38 basis points in the third quarter compared to the year-ago quarter. Average time deposits comprised 24.4% of total average interest-bearing deposits in the third quarter, compared to 34.8% in the year-ago period.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

The following table presents certain information from the Company’s average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities. Average balances are derived from daily balances. Interest on tax-exempt securities is reported on a historical basis without tax-equivalent adjustment. Average loan balances include nonaccruing loans. Loan income includes cash received on nonaccruing loans.

	Three months ending September 30,
	2013			2012
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Federal funds sold and other short term	$23,879	$21	0.35%	$38,617	$21	0.22%
Taxable securities	80,131	433	2.14	88,689	537	2.41
Tax-exempt securities	4,912	47	3.80	5,380	54	3.99
Loans (includes nonaccrual loans)	353,697	3,815	4.28	321,559	3,967	4.91
Total interest-earning assets	462,619	4,316	3.70	454,245	4,579	4.01
Noninterest-earning assets	44,632			46,692
Total assets	$507,251			$500,937
Interest-bearing liabilities:
Interest-bearing demand and money market deposits	$297,045	$131	0.17%	$255,532	$101	0.16%
Savings deposits	42,186	16	0.15	35,328	13	0.15
Time deposits	109,777	215	0.78	155,216	452	1.16
Total deposits	449,008	362	0.32	446,076	566	0.50
Borrowed funds	5,482	63	4.56	17,214	177	4.09
Total interest-bearing liabilities	454,490	425	0.37	463,290	743	0.64
Noninterest-bearing liabilities	5,033			3,017
Total liabilities	459,523			465,805

Shareholders’ equity	47,728			34,630

Total liabilities and shareholders’ equity	$507,251			$500,937

Net interest income; interest rate spread		$3,891	3.33%		$3,836	3.37%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.34%			3.36%

Average interest-earning assets to average interest-bearing liabilities			101.79%			98.05%

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

	Nine months ending September 30,
	2013			2012
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Federal funds sold and other short term	$36,001	$71	0.26%	$40,044	$70	0.23%
Taxable securities	82,409	1,396	2.26	87,984	1,688	2.56
Tax-exempt securities	4,704	140	3.98	5,704	171	4.00
Loans (includes nonaccrual loans)	335,749	11,100	4.42	334,020	12,414	4.96
Total interest-earning assets	458,863	12,707	3.70	467,752	14,343	4.10
Noninterest-earning assets	46,759			45,977
Total assets	$505,622			$513,729
Interest-bearing liabilities:
Interest-bearing demand and money market deposits	$285,685	$367	0.17%	$252,265	$293	0.16%
Savings deposits	40,201	45	0.15	34,716	39	0.15
Time deposits	122,842	823	0.90	164,258	1,530	1.24
Total deposits	448,728	1,235	0.37	451,239	1,862	0.55
Borrowed funds	6,213	214	4.61	24,611	771	4.18
Total interest-bearing liabilities	454,941	1,449	0.43	475,850	2,633	0.74
Noninterest-bearing liabilities	3,073			3,249
Total liabilities	458,014			479,099

Shareholders’ equity	47,608			34,630

Total liabilities and shareholders’ equity	$505,622			$513,729

Net interest income; interest rate spread		$11,258	3.28%		$17,619	3.25%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.28%			3.39%

Average interest-earning assets to average interest-bearing liabilities			100.86%			114.37%

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

Asset Quality and the Allowance for Loan Losses
Delinquent loans (30 days or more past due) were $4.5 million at September 30, 2013, compared to $5.2 million at June 30, 2013 and $4.1 million at December 31, 2012. This represents 1.26%, 1.49%, and 1.30% of total loans, respectively.

Nonperforming assets were $21.8 million or 4.31% of total assets compared with $23.8 million or 4.71% of total assets at June 30, 2013 and $30.2 million or 5.97% of total assets at December 31, 2012.

	September 30, 2013	June 30, 2013	December 31, 2012
Nonaccrual loans	$5,551	$5,698	$5,331
Accruing troubled debt restructurings	13,992	14,987	20,080
Other real estate owned	1,291	2,100	3,671
Impaired investment securities	1,004	1,004	1,149
Total nonperforming assets	$21,838	$23,789	$30,231

As a recurring part of our portfolio management program, we identified approximately $6.1 million in potential problem loans at September 30, 2013, compared with $4.3 million in potential problem loans at June 30, 2013 and $4.8 million at December 31, 2012. Potential problem loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems, and are typically classified by our loan rating system as “substandard.” At September 30, 2013, potential problem loans primarily consisted of commercial real estate and commercial loans. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

Net chargeoffs were $32,000 in the three months ended September 30, 2013, compared with $1.1 million in the year-ago quarter. Net recoveries of $480,000 were recorded in the first nine months of 2013, compared with net chargeoffs of $2.2 million in the year-ago period.

Net chargeoffs (annualized) equaled 0.04% and net recoveries equaled 0.19% of average loans and leases in the three months and nine months ended September 30, 2013, respectively, compared to net chargeoffs of 1.32% and 0.89%, respectively, in the year ago periods.

No provision for loan losses was recorded in the third quarter compared to a negative provision expense of $240,000 in the second quarter, and provision expense of $65,000 in the year-ago quarter. The provision for loan losses as a percentage of net chargeoffs was 0.00% in the third quarter of 2013. The provision for loan losses as a percentage of net chargeoffs was not meaningful for the nine months ended September 30, 2013 due to the negative provision that was recorded in that quarter. The provision for loan losses as a percentage of net chargeoffs was 6.12% and 35.67%, respectively, in the quarter and nine months ended September 30, 2012.

The ratio of the allowance for loan losses to total loans was 1.81% at September 30, 2013, compared with 1.88% at June 30, 2013 and 2.17% at December 31, 2012. The ratio of the allowance for credit losses to non-performing loans was 33.1% at September 30, 2013, compared with 31.4% at June 30, 2013 and 27.1% at December 31, 2012.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

Noninterest Income

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Service charges	$543	$718	(24.37)%	$1,665	$1,912	(12.92)%
Trust department income	181	224	(19.20)%	553	674	(17.95)%
Gain on sale of securities	-	-	0.00%	135	508	(73.43)%
Net gain (loss) on sales of REO	(51)	(52)	1.92%	35	(309)	111.33%
Treasury management fees	57	61	(6.56)%	183	193	(5.18)%
Earnings on bank owned life insurance	166	165	0.61%	571	575	(0.70)%
Other	296	42	604.80%	709	464	52.80%
Total noninterest income	$1,192	$1,158	2.90%	$3,851	$4,080	(5.60)%

Noninterest income was $1.2 million in the third quarter of 2013 and in the year-ago quarter, and was $1.4 million in the second quarter of 2013. An increase in fee income from wealth management of $165,000 compared to the year-ago quarter substantially offset a decline in service charges of $175,000. The increase in wealth management income is attributable primarily to an increase in assets under management resulting from gains in stock market indexes and to new business generated by the business development officers that were added at the end of 2012. The decline in service charges is the result of lower fee-based transaction volume due to changes in customer deposit account utilization as well as regulatory changes relating to the manner in which financial institutions administer fee-based services, and to a decline in fees collected on referrals of mortgage loans as we retained most mortgage originations in portfolio in the current year.

Noninterest income accounted for 23.5% of total revenue in the third quarter of 2013, compared with 23.2% in the year-ago quarter and 26.5% in the second quarter of 2013.

Noninterest income for the nine months ended September 30, 2013 was $3.9 million, a decrease of 5.6% from $4.1 million in the prior year period. A decline in service charges of $150,000 was offset by a $256,000 increase in fee income from wealth management. In addition, noninterest income in the year-ago period included gains from sales of loans and investments, net of writedowns on other real estate owned, aggregating $262,000.

Noninterest income was 25.5% of total revenue in the first nine months of 2013 compared with 25.8% in the year-ago period.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

Noninterest Expense

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
Salaries and other employee benefits	$2,924	$2,542	15.0%	$8,760	$7,155	22.4%
Occupancy and equipment	685	745	(8.1)%	2,278	2,283	(0.2)%
Professional services	359	172	108.7%	1,326	870	52.4%
Advertising	66	134	(50.7)%	239	322	(25.8)%
Postage, freight and courier	52	11	372.7%	149	94	58.5%
Supplies	79	35	125.7%	214	124	72.6%
State franchise taxes	120	70	71.4%	374	278	34.5%
Federal deposit insurance premiums	187	287	(34.8)%	531	862	(38.4)%
Other	758	754	0.5%	2,255	2,415	(6.6)%
Total noninterest expense	$5,230	$4,750	10.1%	$16,126	$14,403	12.0%

Noninterest expenses were $5.2 million in the quarter ended September 30, 2013, compared with $4.8 million in the year-ago quarter and $5.4 million in the second quarter of 2013. The increase in noninterest expenses compared with the year-ago quarter is attributed to an increase in salary and benefits and professional expenses, offset by a decline in FDIC deposit insurance premiums that resulted from improvement over the past nine months in the Company’s overall operating performance and capital position. The increase in salary and benefits is driven by the addition of new business development officers, which has contributed to higher wealth management income and growth in loans and net interest income in the current quarter. The increase in professional expenses primarily relates to expenses related to the workout and disposition of criticized and classified assets.

Income Taxes
We had net deferred tax assets totaling $10.4 million and $9.5 million, respectively, at September 30, 2013 and December 31, 2012, of which approximately 75.7% and 77.0%, respectively, were attributable to net operating loss carry-forwards and previously recognized book losses from other than temporary impairments of securities. Valuation allowances are maintained in amounts equal to the amount of the deferred tax assets attributable to the net operating losses and previously recognized book losses from other than temporary impairments of securities. Deferred tax assets at September 30, 2013 were comprised entirely of the tax asset generated by the unrealized loss position of the available for sale securities portfolio.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012
General
Total assets were $506.8 million at September 30, 2013, compared with $505.2 million at June 30, 2013 and $506.5 million at December 31, 2012.

Securities
Investment securities totaled $81.1 million at September 30, 2013, compared with $88.3 million at December 31, 2012. Our portfolio is comprised primarily of investment grade securities. The breakdown of the securities portfolio at September 30, 2013 was 45.6% government-sponsored entity guaranteed mortgage-backed securities, 25.4% municipal securities, 20.2% obligations of U.S. government-sponsored corporations, 7.6% corporate bonds and 1.2% of private issue trust preferred securities. Mortgage-backed securities, which totaled $36.9 million at September 30, 2013, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the U.S. government.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

Loans

	September 30, 2013		December 31, 2012
Commercial and industrial	$122,687	34.3%	$112,300	35.4%
Commercial real estate	109,933	30.7	111,417	35.1
Residential real estate and home equity	93,349	26.0	72,137	22.7
Consumer and credit card	32,169	9.0	21,620	6.8
	358,139	100.0%	317,474	100.0%
Net deferred loan fees costs	151		30
Total loans and leases	358,290		317,504
Allowance for credit losses	(6,471)		(6,881)
Net loans and leases	$351,819		$310,623

Loans receivable, net, totaled $351.8 million at the end of the third quarter, which was an increase of $12.7 million (14.9% annualized growth) from the end of the second quarter and $41.2 million (17.7% annualized growth) from the end of 2012. Residential mortgages increased $9.9 million and $21.2 million in the quarter and year-to-date periods, respectively, as the result of additions to the Company's lending staff over the past year and the Company's decision to retain more of its originations in portfolio.
Consumer loans increased $2.9 million and $10.5 million in the quarter and year-to-date periods, respectively, as the result of additions to the Company's lending staff over the past year along with enhancements to its incentive compensation and loan referral programs.
Commercial and industrial loans and commercial real estate loans decreased $186,000 in the third quarter but increased $8.9 million in the year-to-date period, as the result of new positions added to our commercial lending group over the past year and enhanced business development initiatives and client prospecting. Payoffs of criticized and classified loans in the third quarter of $2.0 million contributed to the decline in the commercial portfolios in the third quarter.
The growth in the loan portfolio was funded primarily through cash and proceeds from repayments of investment securities.

Deposits
Deposits remained relatively unchanged from December 31, 2012, increasing 0.6%. Stockholders' equity increased slightly, with the addition of net income of $171,000 for the year being partially offset by an increase in unrealized loss on securities of $81,000.

LIQUIDITY

Liquidity is the ability of the Company to fund customers’ needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the financial strength, asset quality and types of deposit and investment instruments offered by the Company to its customers. The Company’s principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions, and competition. The Company maintains investments in liquid assets based upon management’s assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.
Cash and cash equivalents totaled $34.8 million at September 30, 2013, compared to $63.3 million at December 31, 2012. Cash and equivalents represented 6.9% of total assets at September 30, 2013 and 12.5% of total assets at December 31, 2012. The Company has the ability to borrow funds from the FHLB and the Federal Reserve Bank should the Company need to supplement its future liquidity. Management believes the Company’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

CAPITAL RESOURCES
Stockholders’ equity was $48.5 million at September 30, 2013, compared with $49.2 million at June 30, 2013. The decline is attributable to the net loss in the quarter of $127,000 and to a decline in other comprehensive income of $623,000, due primarily to a decrease in unrealized gains on securities available for sale. The Bank’s Tier 1 leverage ratio was 9.44% and its total risk-based capital ratio was 14.39% at the end of the third quarter, both of which comfortably exceeded the regulatory thresholds required to be classified as a “well-capitalized” institution, which are 5.0% and 10.0%, respectively.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).

In July 2013, the Federal Reserve Board adopted new rules implementing the Basel III capital standards (“Basel III Capital Rules”), which significantly revise the regulatory capital standards for U.S. financial institutions, including community banks. Among other things, the Basel III Capital Rules revise the definition of various regulatory capital components and related calculation methods, increase the minimum required Tier 1 Capital, implement a new capital conservation buffer and restrict dividends and certain discretionary bonus payments when the buffer is not maintained.  The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The new rules are effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period).  Management is evaluating the potential impact of the new capital rules on the Company and the Bank and monitoring related developments.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well-capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2013
Total risk-based capital
DCB Financial Corp	$53,728	14.70%	$29,222	≥ 8.00%	$	N/A	N/A
Bank	52,560	14.38%	29,222	≥ 8.00%		36,528	≥10.00%
Tier 1 capital
DCB Financial Corp	49,139	13.44%	14,611	≥ 4.00%		N/A	N/A
Bank	47,971	13.12%	14,611	≥ 4.00%		21,917	≥ 6.00%
Leverage
DCB Financial Corp	49,139	9.67%	20,320	≥ 4.00%		N/A	N/A
Bank	47,971	9.44%	20,320	≥ 4.00%		25,400	≥ 5.00%

As of December 31, 2012
Total risk-based capital
DCB Financial Corp	$53,808	13.46%	$31,975	≥ 8.00%	$	N/A	N/A
Bank	44,505	11.02%	32,320	≥ 8.00%		40,400	≥10.00%
Tier 1 capital
DCB Financial Corp	48,968	12.25%	15,987	≥ 4.00%		N/A	N/A
Bank	39,665	9.82%	16,160	≥ 4.00%		24,240	≥ 6.00%
Leverage
DCB Financial Corp	48,968	9.79%	20,017	≥ 4.00%		N/A	N/A
Bank	39,665	7.93%	20,017	≥ 4.00%		25,021	≥ 5.00%

The following table sets forth the Company’s obligations and commitments to make future payments under contract as of September 30, 2013.

	Payment Due by Year
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB advances	$5,140	$1,694	$2,751	$330	$365
Operating lease obligations	2,612	548	1,076	753	235
Loan and line of credit commitments	115,559	83,926	-	-	31,633

Total Contractual Obligations	$123,311	$86,168	$3,827	$1,083	$32,233

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

Item 3. Quantitative and Qualitative Disclosure about Market Risk

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK
The Company’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the possibility that the Company’s financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Company places great importance on monitoring and controlling interest rate risk. The measurement and analysis of the exposure of the Bank to changes in the interest rate environment are referred to as asset/liability management. One method used to analyze the Company’s sensitivity to changes in interest rates is the “net portfolio value” (“NPV”) methodology.

NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities. For example, the asset/liability model that the Company currently employs attempts to measure the change in NPV for a variety of interest rate scenarios, typically for up and down parallel shifts of -100 to +400 basis points in market rates.

Change in	September 30, 2013			December 31, 2012
Interest Rate	$ Change	% Change	NPV	$ Change	% Change	NPV
(Basis Points)	in NPV	in NPV	Ratio	in NPV	in NPV	Ratio

+400	$1,382	2.00%	15.08%	$11,300	21.91%	13.32%
+300	7,866	11.40	16.10	14,430	27.98	13.74
+200	9,828	14.24	16.16	13,938	27.03	13.39
+100	5,362	7.77	14.93	7,744	15.02	11.92
Base	-	-	-	-	-	-
-100	(8,510)	(12.33)	11.70	(10,892)	(21.12)	7.95

The Company’s Annual Report includes a table depicting the changes in the Company’s interest rate risk as of December 31, 2012, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +400 basis points in market interest rates. These parallel shifts were used to more accurately represent the current interest rate environment in which the Company operates. Certain shortcomings are inherent in this method of analysis in the computation of estimated NPV. Since December 31, 2012, while the ratio of rate sensitive assets to rate sensitive liabilities in the Company’s balance sheet has changed, the Company remains positively impacted in a rising rate environment and negatively impacted in a decreasing rate environment. The overall favorability reflects the Company’s efforts to employ variable loan structures to better match the varying time frames for liabilities and the use of matched funding principles for longer term loans, where longer term liability structures are used to provide similar cash flow structures. Such tactics are employed by management realizing that as interest rates rise borrowers are less likely to refinance or payoff loans prior to contractual maturity, which potentially increases the risk that the Company may hold below market rate loans in a rising rate environment.

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

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

The ability to generate earnings is impacted in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U. S. Government Agency and state and political subdivision issues which comprise a significant portion of the Bank’s investment portfolio. The Bank is competitive with interest rates and loan fees that it charges and in its pricing on the variety of accounts it offers to the depositor. The Company confirms its pricing strategies by measuring its rates, costs and fees against competing financial services companies. The dominant pricing mechanism on loans is the prime interest rate as published in the Wall Street Journal, on a fixed rate plus a spread over the index. The interest spread depends on the overall account relationship and the creditworthiness of the borrower. Deposit rates are reviewed weekly by management and are generally discussed by the Asset/Liability Committee on a monthly basis. The Bank’s primary objective in setting deposit rates is to remain competitive in the market area and develop funding opportunities while earning an adequate interest rate margin.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) were effective as of September 30, 2013.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

DCB FINANCIAL CORP
(Dollars in thousands, except per share data)

FORM 10-Q
Quarter ended September 30, 2013
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

3.2	Amended and Restated Code of Regulations of DCB Financial Corp. incorporated by reference to Exhibit 3.2 to the Corporation’s Quarterly Report on Form 10-Q filed November 14, 2003 (File No 000-22387).

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101
The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language ) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited); (v) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

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

DCB FINANCIAL CORP
(Registrant)

Date: November 14, 2013	/s/ Ronald J. Seiffert

Ronald J. Seiffert
President and Chief Executive Officer

Date: November 14, 2013	/s/ J. Daniel Mohr

J. Daniel Mohr
Executive Vice President and Chief Financial Officer

