Form 10-K
period 2013-12-31
DCB FINANCIAL CORP
filed 2014-04-15
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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

Large accelerated filers ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒

At June 30, 2013, the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based on a common share price of $5.30 per share (such price being the closing stock price on such date) was $31,262,575.

At April 11, 2014, the registrant had 7,192,350 common shares outstanding.

PART I

Cautionary Note Regarding Forward-Looking Statements

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to stockholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “intend,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, statements of our goals, intentions and expectations, statements regarding our business plans and prospects and growth and operating strategies, estimates of our risks, and future costs and benefits that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	an increase in competitive pressure in the banking industry;
•	change in interest rates
•	changes in regulatory environment
•	general economic conditions, both nationally and regionally, resulting, among other things, in a deterioration in credit quality;
•	changes in business conditions and inflation;
•	changes in monetary policies;
•	changes in the securities markets;
•	changes in technology used in the banking business;
•	changes in laws and regulations to which we are subject;
•	our ability to maintain and increase market share and control expenses; and
•	other factors detailed from time to time in our SEC filings.

Any or all of our forward-looking statements in this Annual Report on Form 10-K, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Delaware,” “DCB,’ “we,” “us,” “our company,” “corporation” and “our” refer to DCB Financial Corporation and its subsidiaries Delaware County Bank and Trust Company, our wholly owned bank subsidiary (the “Bank”), DCB Title Services, LLC, DCB Insurance Services, LLC, DataTasx LLC, and ORECO, Inc.

Item 1. Business

General

DCB Financial Corp (“DCB” or the “Company” or “we” or “us” or “our”) is a financial holding company headquartered in Lewis Center, Ohio, and was incorporated under the laws of the State of Ohio in 1997, as a bank holding company under the Bank Holding Company Act of 1956, as amended. DCB is the holding company for The Delaware County Bank and Trust Company, a commercial bank organized in 1950 and chartered under the laws of the State of Ohio.

The Company also has three wholly-owned, non-bank subsidiaries, DCB Title Services, LLC, an Ohio limited liability company (“DCB Title”), DCB Insurance Services, LLC, an Ohio limited liability company (“DCB Insurance”), and DataTasx LLC, an Ohio limited liability company. DCB Title provides standard real estate title services, while DCB Insurance provides a variety of insurance products. The activities of each of the three subsidiaries are not material to the Company’s operations. The Bank has one wholly-owned subsidiary, ORECO, Inc., an Ohio corporation (“ORECO”), which is used to hold the Bank’s foreclosed real estate.

At December 31, 2013, we had 148 full-time and 23 part-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Services

We offer full-service banking with a broad range of financial products to meet the needs of our commercial, retail, government, and investment management customers located primarily in Delaware, Franklin and Union Counties in Ohio. Depository account services include interest and non-interest-bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. Our lending activities include the making of residential and commercial mortgage loans, business lines of credit, working capital facilities and business term loans, as well as installment loans, home equity loans, and personal lines of credit to individuals. Investment management and trust services include personal trust, employee benefit trust, investment management, custodial, and financial planning. Through UVEST Financial Services, a subsidiary of LPL Financial Institution Services and member NASD/SIPC, we provide financial counseling and brokerage services. We also offer safe deposit boxes, wire transfers, collection services, drive-up banking facilities, 24-hour night depositories, automated teller machines, 24-hour telephone banking, and on-line internet banking. The Bank’s core business is not significantly affected by a single industry, however, a number of the Bank’s depositors are public fund units which operate within its geographic footprint. Though this group’s deposit base is significant, overall balances do not fluctuate materially. No material industry or group concentrations exist in the loan portfolio.

Competition

Our business is extremely competitive. We compete not only with other commercial banks, but also with other financial institutions such as thrifts, credit unions, money market and mutual funds, insurance companies, brokerage firms, and a variety of other financial services companies. The ability to generate earnings is affected in part by competitive pricing on loans and deposits, and by changes in the rates on various U.S. Treasury, U.S. Government Agency, State and Municipal subdivision issues which comprise a significant portion of the Bank’s investment portfolio, and which rates are used as indices on various loan products. The Bank is competitive with interest rates and loan fees that it charges, and in pricing and the variety of accounts it offers to the depositor.

Supervision and Regulation

The Company and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund and the banking system as a whole, and not for the protection of shareholders. The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a material impact on the Company’s business. This discussion is qualified in its entirety by reference to such regulations and statutes.

Financial Holding Company

The Company is a legal entity separate and distinct from its subsidiaries and affiliated companies. As a financial holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

The Federal Reserve Board also has extensive enforcement authority over financial holding companies. In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The Federal Reserve Board may assess civil money penalties, issue cease and desist or removal orders, and require that a financial holding company divest subsidiaries, including subsidiary banks. The Company is also required to file reports and other information with the Federal Reserve Board regarding its business operations and those of its subsidiaries.

The Bank

The Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI") and by the Federal Deposit Insurance Corporation (the “FDIC”). ODFI and FDIC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters for the Bank. The ODFI and the FDIC have the authority to impose sanctions on the Bank and, under certain circumstances, may place the Bank into receivership.

The Bank is subject to certain restrictions imposed by the Federal Reserve Act and Federal Reserve Board regulations regarding such matters as the maintenance of reserves against deposits, extensions of credit to the Company or any of its subsidiaries, investments in the stock or other securities of the Company or its subsidiaries, and the taking of such stock or securities as collateral for loans to any borrower.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), created the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services, and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive or abusive acts or practices, and ensures consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. The CFPB has rulemaking and interpretive authority with regard to the Bank.

Non-Banking Subsidiaries

The Company’s non-banking subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. DCB Insurance, as a licensed insurance agency, is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states where it may conduct business.

Other Regulatory Agencies

Securities and Exchange Commission (“SEC”). The Company is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. The Company is subject to the registration, disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations promulgated thereunder, as administered by the SEC.

Federal Deposit Insurance Corporation. The FDIC is the primary federal regulator of the Bank. It is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations, and safeguards the safety and soundness of the financial institution industry. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Subject to deposit insurance assessments to maintain the Deposit Insurance Fund. Insurance premiums for each insured depository institution are determined based upon the institution's capital level and supervisory rating provided to the FDIC by the institution's primary federal regulator and other information the FDIC determines to be relevant to the risk posed to the Deposit Insurance Fund by the institution. The assessment rate determined by considering such information is then applied to the amount of the institution's average assets minus average tangible equity to determine the institution's insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected institution, depending on the amount of the increase.

The FDIC may terminate insurance coverage upon a finding that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution's regulatory agency.

Federal Home Loan Bank (“FHLB”). The Bank is a member of the FHLB, although not truly a regulatory agency, provides credit to its members in the form of advances. As a member of the FHLB, the Bank must maintain an investment in the capital stock of the FHLB in a specified amount. Upon the origination or renewal of an advance, the FHLB is required by law to obtain and maintain a security interest in certain types of collateral. The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member's performance under the Community Reinvestment Act of 1977 (the "CRA") and its record of lending to first-time homebuyers.

Legislation and Regulation

Dodd-Frank Act

Federal regulators continue to implement many provisions of the Dodd-Frank Act. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act. The Company and the Bank are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with these regulatory requirements. The following discussion summarizes significant aspects of the Dodd-Frank Act that are already affecting or may affect the Company and the Bank:

•	the CFPB has been established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;
•	the Dodd-Frank Act restricts the preemption of state law by federal law and disallows subsidiaries and affiliates of national banks from availing themselves of such preemption;
•	the deposit insurance assessment base for federal deposit insurance has been expanded from domestic deposits to average assets minus average tangible equity;
•	the prohibition on the payment of interest on commercial demand deposits has been repealed, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•	the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000;
•	financial holding companies, such as the Company, are required to be well capitalized and well managed and must continue to be both well capitalized and well managed in order to acquire banks located outside their home states;
•	new corporate governance requirements, now require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, requiring compensation committees to consider the independence of compensation advisors and meeting new executive compensation disclosure requirements;

•	the Dodd-Frank Act amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer (although the cap is not applicable to the Bank, it may have an adverse effect on the Bank as the debit cards issued by the Bank and other smaller banks, which have higher interchange fees, may become less competitive);
•	new capital regulations have been adopted as discussed below in the section captioned "Capital Adequacy and Prompt Corrective Action"; and
•	the authority of the Federal Reserve Board to examine financial holding companies and their non-bank subsidiaries was expanded.

Many aspects of the Dodd-Frank Act are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its subsidiaries, their respective customers or the financial services industry generally.

Bank Holding Company Act (“BHC Act”)

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Gramm-Leach-Bliley Act of 1999 - also known as the Financial Services Modernization Act of 1999 - which amended the BHC Act to authorize bank holding companies to become, in certain circumstances, financial holding companies. Financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the ODFI) or (2) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA, which is more fully discussed below under “Community Reinvestment Act”. In addition, financial holding companies, like the Company, are permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.

The BHC Act and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company. Under the federal Bank Merger Act and state law, the prior approval of the ODFI and the FDIC is required for a state non-member bank to merge with another bank or purchase the assets or assume the deposits of another bank. Other federal laws and regulations apply to similar transactions with national banks and federal thrift institutions. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization and the applicant's performance record under the CRA and fair housing laws.

Under Federal Reserve Board policy, a financial holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each subsidiary bank. Under this policy, the Federal Reserve Board may require a financial holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W generally:

•	limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate;
•	limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with all affiliates in the aggregate; and
•	require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. The term "covered transaction" includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate and other similar types of transactions.

A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated under that Act by the Federal Reserve Board, as well as state law applicable to the Bank. These loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals, or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

Capital Adequacy and Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. The federal regulatory agencies, including the Federal Reserve Board and the FDIC, have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, as well as established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized” “adequately capitalized” “undercapitalized” “significantly undercapitalized” and “critically undercapitalized”.

The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after the bank becomes “critically undercapitalized” unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. The holding company of any undercapitalized bank must guarantee, in part, specific aspects of the bank's capital plan for the plan to be acceptable.

The Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies and other bank holding companies as well as state member banks. The FDIC has adopted risk-based capital guidelines for state non-member banks. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8%. At least half of the minimum total risk-based capital ratio (4%) must be composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets (commonly known as “Tier 1” risk-based capital). The remainder of total risk-based capital (commonly known as “Tier 2” risk-based capital) may consist of certain types and amounts of each of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, allowance for loan losses and net unrealized gains on available-for-sale equity securities.

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Federal Reserve Board has established minimum leverage ratio guidelines for financial holding companies and other bank holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the allowance for loan losses, goodwill and certain other intangibles), or “leverage ratio,” of 3% for financial holding companies and bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other financial holding companies and bank holding companies. The guidelines further provide that financial holding companies and bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels. The FDIC has also adopted minimum leverage ratio guidelines for state non-member banks, such as the Bank.

In order to be “well capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Banks’ management believes that the Bank meets the ratio requirements to be deemed “well capitalized” according to the guidelines described above.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations. Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). The following is a brief summary of the major changes from the current general risk-based capital rule:

•	higher minimum capital requirements, including a new common equity tier 1 capital ratio of 4.5% and criteria instruments must meet in order to be considered common equity tier 1 capital; a tier 1 capital ratio of 6.0%; the retention of a total capital ratio of 8.0%; and a minimum leverage ratio of 4.0%;
•	stricter eligibility criteria for regulatory capital instruments;
•	restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers, if the organization does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter;
•	replacement of the external credit ratings approach to standards of creditworthiness with a simplified supervisory formula approach, implementing the requirements of Section 939A of the Dodd-Frank Act;

•	stricter limitations on the extent to which mortgage servicing assets, deferred tax assets and significant investments in unconsolidated financial institutions may be included in common equity tier 1 capital and the risk weight to be assigned to any amounts of such assets not deducted; and
•	increased risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and selected other changes in risk weights and credit conversion factors.

Community banking organizations, including the Company and the Bank, will begin transitioning to the new rules on January 1, 2015. The new minimum capital requirements are effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019. The implementation of Basel III is not expected to have a material impact on the Company’s or the Bank's capital ratios.

Community Reinvestment Act (“CRA”)

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. As of December 31, 2013, the FDIC’s most recent performance evaluation of the Bank resulted in an overall rating of “satisfactory”.

Dividend Restrictions

Current state and federal banking regulations impose restrictions on the Bank's ability to pay dividends to the Company. These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the ODFI and a prohibition on paying dividends that would cause the Bank's total capital to be less than the required minimum levels under the risk-based capital requirements imposed by the FRB and the FDIC. The Bank's regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices, or reduce the Bank's total capital below adequate levels. For further discussion regarding regulatory restrictions on dividends, refer to Note 14 of the Notes to the Consolidated Financial Statements.

The Company’s ability to pay dividends to its shareholders may also be restricted. Current Federal Reserve Board policy requires a financial holding company to act as a source of financial strength to each of its banking subsidiaries. Under this policy, the Federal Reserve Board may require the Company to commit resources or contribute additional capital to the Bank, which could restrict the amount of cash available for dividends. The Federal Reserve Board requires a bank holding company to provide advance notification of, and obtain approval for, the declaration and payment of dividends to common shareholders under certain conditions.

Even when the legal ability exists, the Company or the Bank may decide to limit the payment of dividends in order to retain earnings for corporate use.

Customer Privacy and Other Consumer Protections

The Bank is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated party. The Bank is also subject to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Bank Secrecy Act, the Community Reinvestment Act and the Fair Credit Reporting Act.

USA Patriot Act

The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) and related regulations, among other things, require financial institutions to establish programs specifying procedures for obtaining identifying information from customers and establishing enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. The Bank has established policies and procedures that the Bank believes comply with the requirements of the USA Patriot Act.

Monetary Policy

The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against depository institutions' deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, as well as interest rates charged on loans and paid on deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy, the money markets and the activities of monetary and fiscal authorities, the Company can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels or their impact on the Company or the Bank.

Volcker Rule

In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions. We had one security at the end of 2013, with a carrying value of $976,000, which is subject to the Volcker Rule prohibition. We sold this security in the first quarter of 2014. The Bank does not engage in any of the trading activities with any of the types of funds regulated by the Volcker Rule.

Executive and Incentive Compensation

In June 2010, the Federal Reserve Board and the FDIC issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should: (1) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

Pursuant to the Joint Guidance, the Federal Reserve Board and the FDIC will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as the Company and the Bank. Such reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to complete acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness, and prompt and effective measures are not being taken to correct the deficiencies.

Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.

Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.

Effect of Environmental Regulation

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company believes the nature of the operations of its subsidiaries has little, if any, environmental impact and, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future.

The Company believes its primary exposure to environmental risk is through the lending activities of the Bank. In cases where management believes environmental risk potentially exists, the Bank mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. In addition, environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

Future Legislation

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress, as evidenced by the sweeping reforms in the Dodd-Frank Act adopted in 2010. Such legislation may continue to change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease costs of doing business, limit or expand permissible activities, or affect the competitive balance among financial institutions. With the enactment of the Dodd-Frank Act and the continuing implementation of final rules and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable. As a state bank, the Bank is likewise affected by legislative action of the Ohio Legislature which could have a similar impact.

Item 1A. Risk Factors

There are risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Any of the following risks could affect the Company’s financial condition and results of operations and could be material and/or adverse in nature.

Deterioration in local economic conditions may negatively impact our financial performance.

The Company’s success depends primarily on the general economic conditions of central Ohio and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Delaware County, Ohio and surrounding communities.  The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

As a lender with the majority of our loans secured by real estate or made to businesses in Central Ohio, a downturn in these local economies could cause significant increases in nonperforming loans, which could negatively impact our earnings. Declines in real estate values in our market areas could cause any of our loans to become inadequately collateralized, which would expose us to greater risk of loss. Additionally, a decline in real estate values could adversely impact our portfolio of residential and commercial real estate loans and could result in the decline of originations of such loans, as most of our loans, and the collateral securing our loans, are located in those areas.

Variations in interest rates may negatively affect our financial performance.

The Company’s earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense.  High interest rates could also affect the amount of loans that the Company can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost.  The Company may also experience customer attrition due to competitor pricing. With short-term interest rates at historic lows and the current Federal Funds target rate at 25 bps, the Company’s interest-bearing deposit accounts, particularly core deposits, are repricing at historic lows as well.  With the current outlook of the FRB to maintain the Fed Funds target rate at 25 bps for another 24 to 28 months, the Company’s challenge will be managing the magnitude and scope of the repricing.  If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial or unexpected change in, or prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Net Interest Income” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosure About Market Risk located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

Changes in the equity markets could materially affect the level of assets under management and the demand for other fee-based services.

Economic downturns could affect the volume of income from and demand for fee-based services.  Revenues from the trust and wealth management businesses depend in large part on the level of assets under management.  Market volatility that leads customers to liquidate investments, as well as lower asset values, can reduce our level of assets under management and thereby decrease our investment management revenues.

Our lending, and particularly our emphasis on commercial lending, exposes us to the risk of losses upon borrower default.

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across Ohio and the entire United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing those loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2013, approximately 63.7% of the Company’s loan portfolio consisted of commercial and industrial, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number these loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, agricultural, construction and commercial real estate loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

The Company maintains an allowance for loan losses, which is an allowance established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that could be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, environmental, and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. These potential increases in the allowance for loan losses would result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Asset Quality and the Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan losses.

Strong competition within our industry and market area could hurt our performance and slow our growth.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the Company’s market area. Additionally, various banks continue to enter or have announced plans to enter the market in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
•	the ability to expand the Company’s market position;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	the rate at which the Company introduces new products and services relative to its competitors;
•	customer satisfaction with the Company’s level of service;
•	industry and general economic trends; and
•	the ability to attract and retain talented employees.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

The Company, primarily through the Bank and certain non-bank subsidiaries, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” which is located in Item 1. Business in the Company’s Annual Report on Form 10-K.

Compliance with the Dodd-Frank Act and other regulatory reforms may increase our costs of operations and adversely impact our earnings and capital ratios

The Dodd-Frank has significantly changed the bank regulatory landscape and has impacted, and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.

The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. However, it is expected that at a minimum they will increase our operating and compliance costs.  The financial reform legislation and any rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our business. We will apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implemented rules, which may increase our costs of operations and adversely impact our earnings.

The Company is subject to liquidity risk which could adversely affect net interest income and earnings

The purpose of the Company’s liquidity management is to meet the cash flow obligations of its customers for both deposits and loans.  The primary liquidity measurement the Company utilizes is called Basic Surplus which captures the adequacy of the Company’s access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.   However, competitive pressure on deposit pricing could result in a decrease in the Company’s deposit base or an increase in funding costs.  In addition, liquidity will come under additional pressure if loan growth exceeds deposit growth.  These scenarios could lead to a decrease in the Company’s basic surplus measure below the minimum policy level of 5%.  To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies.  Depending on the level of interest rates, the Company’s net interest income, and therefore earnings, could be adversely affected.  See the section captioned “Liquidity” in Item 7.

Our ability to pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from our subsidiaries.

The Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. The Bank did not pay any dividends to the Company in 2013, and we cannot predict when, or if, any such dividends will be paid in the future. The inability of the Bank to pay dividends to the Company may impair the Company’s ability to pay obligations or pay dividends on the Company’s common stock. The continued inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations.

A breach of information security, including as a result of cyber attacks, could disrupt our business and impact our earnings.

We depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet.  In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite existing safeguards, we cannot be certain that all of our systems are free from vulnerability to attack or other technological difficulties or failures.  If information security is breached or difficulties or failures occur, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs and reputational damage to us or damages to others. Such costs or losses could exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

We continually encounter technological change and the failure to understand and adapt to these changes could hurt our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Negative developments in the housing market, financial industry and the domestic and international credit markets may adversely affect our operations and results.

Dramatic declines in the housing market over the past few years, with falling home prices and increasing foreclosures, continued high unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions.

The economic pressure experienced by consumers during the recent recession and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. In particular, we have seen increases in foreclosures in our markets, increases in expenses such as loan collection and other real estate owned (“OREO”) expenses, and a low reinvestment rate environment.  While we believe the financial and housing markets are slowly recovering, we expect that the challenging conditions in these markets are likely to continue in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions. In particular, we may be affected in one or more of the following ways:

•	We currently face increased regulation of our industry and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;
•	Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets; or
•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

The potential withdrawal of the Bank's deposits from public institutions present possible liquidity and earnings risks.

At December 31, 2013, approximately 11.9% of the Bank's deposits were received from public institutions. The possibility of withdrawal of such deposits, which do not tend to be long-term deposits, poses liquidity and earnings risk to the Company.

We are subject to other-than-temporary impairment risk which could negatively impact our financial performance.

The Company recognizes an impairment charge when the decline in the fair value of debt securities below their cost basis is judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and whether the Company has the intent to sell and whether it is more likely than not it will be forced to sell the security in question. Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that we identify as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold securities for a reasonable period of time sufficient for a forecasted recovery of fair value. However, our intent to hold certain of these securities may change in future periods as a result of facts and circumstances impacting a specific security. If our intent to hold a security with an unrealized loss changes, and we do not expect the security to fully recover prior to the expected time of disposition, we will write down the security to its fair value in the period that our intent to hold the security changes.

Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

The preparation of financial statements requires management to make estimates about matters that are inherently uncertain.

Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with United States generally accepted accounting principles (“GAAP”) and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. Due to the inherent nature of these estimates, we cannot provide absolute assurance that the estimates will not significantly change in subsequent periods.

We are exposed to risk of environmental liabilities with respect to properties to which we obtain title.

A significant portion of our loan portfolio at December 31, 2013 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations and prospects.

We may be adversely affected by the soundness of other financial institutions including the FHLB of Cincinnati.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

The Company owns common stock of FHLB of Cincinnati in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of Cincinnati’s advance program.  The carrying value and fair market value of our FHLB of Cincinnati common stock was $3.8 million as of December 31, 2013.

There are 12 branches of the FHLB, including Cincinnati.  The 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.  Any such adverse effects on the FHLB of Cincinnati could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

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

We may acquire other financial institutions or parts of institutions in the future and may open new branches. We also may consider and enter into new lines of business or offer new products or services. Expansions of our business involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions;
•	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to the target institutions;
•	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;
•	our ability to finance an acquisition or other expansion and the possible dilution to our existing shareholders;
•	the diversion of management's attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;
•	entry into unfamiliar markets;
•	the introduction of new products and services into our existing business;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect. Neither can we assure that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

Trading activity in the Company’s common stock could result in material price fluctuations.

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors including, but not limited to:

•	Trading in DCB's common shares is not active, and the spread between the bid and the ask price is often wide. As a result, shareholders may not be able to sell their shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. The price at which a shareholder may be able to sell his or her common shares may be significantly lower than the price at which he or she could buy DCB common shares at that time;

•	Changes in securities analysts’ expectations of financial performance;
•	Volatility of stock market prices and volumes;
•	Incorrect information or speculation;
•	Changes in industry valuations;
•	Variations in operating results from general expectations;
•	Actions taken against the Company by various regulatory agencies;
•	Changes in authoritative accounting guidance by the Financial Accounting Standards Board or other regulatory agencies;
•	Changes in general domestic economic conditions such as inflation rates, tax rates, unemployment rates, labor and healthcare cost trend rates, recessions, and changing government policies, laws and regulations; and
•	Severe weather, natural disasters, acts of war or terrorism and other external events.

The Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in the above risk factors or in any other statement made at any time by any director, officer, employee or other representative of the Company unless and until any such revisions or updates are required to be disclosed by applicable securities laws or regulations.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments.

Item 2.     Properties

The Bank owns and operates its main office at 110 Riverbend Avenue, Lewis Center, Ohio 43035. The Bank operates 14 branches and utilizes 8 other properties, including its corporate center, which are owned or leased as noted below:

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

Management considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All the properties owned by the Bank are unencumbered by any mortgage or security interest and are, in management’s opinion, adequately insured. Lease agreements for two branch properties that were closed in 2011 remained in effect at December 31, 2013.

Item 3.	Legal Proceedings

There is no pending litigation of a material nature, other than routine litigation incidental to the business of the Company and Bank, to which the Company or any of its affiliates is a party or of which any of their property is the subject. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Company is a party or has a material interest which is adverse to the Company or Bank. There is no routine litigation in which the Company or Bank is involved which is expected to have a material adverse impact on the financial position or results of operations of the Company or Bank.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company had 7,192,350 common shares outstanding on April 11, 2014, held of record by approximately 1,500 shareholders. There is no established public trading market for the Company’s common shares, which are traded on a limited basis on the OTC Bulletin Board. At times however, various brokerage firms maintain daily bid and ask prices for the Company’s common stock. The range of high and low transactions as reported by the OTC Bulletin Board is reported below. These transactions are shown without retail mark-up, mark-down or commissions.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013

High	$5.50	$5.60	$5.60	$6.24
Low	4.60	5.00	5.17	5.35
Dividends per share	0.00	0.00	0.00	0.00

	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012

High	$5.00	$5.50	$5.25	$5.50
Low	2.64	4.55	4.50	3.99
Dividends per share	0.00	0.00	0.00	0.00

Management does not have knowledge of the prices in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for the Company’s stock, these prices may not reflect the prices at which the stock would trade in a more active market. The Company sold no securities during 2013 or 2012 that were not registered under the Securities Act of 1933.

The Company’s income primarily consists of dividends, which may be declared by the Board of Directors of the Bank (the “Board”) and paid on common shares of the Bank held by the Company. During 2009 management of the Company ceased the payment of regular cash dividends and, no assurances can be given that any dividends will be declared or, if declared in the future, what the amount of any such dividends will be. The Bank did not pay dividends to the Company during 2013 or 2012, nor the Company did not pay dividends to the shareholders. See Note 14 to the Consolidated Financial Statements for a description of dividend restrictions.

As of December 31, 2013, Broadridge Corporate Issuers Solutions, Inc. acted as the transfer agent for the Company’s common stock.

Item 6.	Selected Financial Data

The following tables set forth certain information concerning the consolidated financial condition, results of operations and other data regarding the Company at the dates and for the periods indicated.

(Dollars in thousands)	At December 31,
	2013	2012	2011	2010	2009
Total assets	$502,419	$506,492	$522,881	$565,105	$675,022
Cash and cash equivalents	25,357	63,307	39,314	33,521	41,453
Securities available for sale	79,948	87,197	88,113	69,597	94,100
Securities held to maturity	-	1,149	1,010	1,313	1,752
Net loans	349,324	310,623	350,183	412,617	479,003
Loans held for sale	7,806	-	-	-	-
Deposits	426,859	448,290	445,428	465,076	557,455
Deposits held for sale	22,571	-	-	-	-
Borrowed funds	4,838	7,498	40,036	59,767	66,159
Shareholders’ equity	45,264	48,389	34,699	37,414	49,343

(Dollars in thousands, except per share data)
Selected Operating Data	At December 31,
	2013	2012	2011	2010	2009
Interest income	$17,079	$18,848	$22,732	$28,118	$32,341
Interest expense	1,818	3,238	5,113	6,925	10,558
Net interest income	15,261	15,610	17,619	21,193	21,783
Provision for loan losses	2,417	495	5,436	11,040	9,398
Net interest income after provision for loan losses	12,844	15,115	12,183	10,153	12,385
Noninterest income	4,967	5,024	6,358	6,115	3,219
Noninterest expense	21,040	19,606	21,292	23,488	22,989
Income (loss) before income tax	(3,229)	533	(2,751)	(7,220)	(7,385)
Income tax expense (credit)	(298)	(69)	(13)	5,110	(3,185)
Net income (loss)	$(2,931)	$602	$(2,738)	$(12,330)	$(4,200)

Per Share Data:
Basic earnings (loss) per share	$(0.41)	$0.15	$(0.74)	$(3.32)	$(1.13)
Diluted earnings (loss) per share	$(0.41)	$0.15	$(0.74)	$(3.32)	$(1.13)
Dividends declared per share	$-	$-	$-	$-	$0.06

Selected Financial Ratios:	At or for the year ended December 31,
	2013	2012	2011	2010	2009
Interest rate spread	3.16%	3.20%	3.26%	3.44%	3.21%
Net interest margin	3.28	3.35	3.39	3.58	3.38
Return on average equity	*	1.73	*	*	*
Return on average assets	*	0.12	*	*	*
Average equity to average assets	9.63	6.83	6.56	7.32	7.64
Allowance for loan losses as a percentage of nonaccrual loans	87.57%	129.08%	100.08%	73.82%	92.94%

*Not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2013 Highlights and Overview

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and leases and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for credit losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, professional services, technology expense, other expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, inflation, government policies and the actions of regulatory authorities.

The following is a summary of key financial results for the year ended December 31, 2013:

•	Total assets were $502.4 and $506.5 million and total deposits were $426.9 million and $448.3 million at December 31, 2013 and December 31, 2012, respectively.
•	Total loans were $356.0 million at the end of 2013, compared with $317.5 million at the end of 2012.
•	A net loss of $2.9 million was recorded in 2013, compared with net income of $602,000 in 2012.
•	Net loss per diluted common share was $(0.41) in 2013 compared with net income of $0.15 in 2012.
•	Net interest income was $15.3 million in 2013, compared with $15.6 million in 2012.
•	The net interest margin was 3.28% in 2013 compared with 3.35% in 2012.
•	Provision for loan losses was $2.4 million in 2013, compared with $495,000 in 2012.
•	Total non-performing assets were $23.0 million or 4.6% of total assets at December 31, 2013 compared with $31.2 million, or 6.2% at December 31, 2012. Troubled debt restructurings which are performing in accordance with the restructured terms and are on an accrual basis, but which are classified as non-performing assets were $13.1 million at December 31, 2013 compared with $20.1 million at December 31, 2012.
•	Non-interest income, excluding securities gains, was 23.9% of total revenue (net-interest income plus non-interest income less gains and losses on sales of securities and OREO) in 2013 and 2012.
•	Our efficiency ratio was 104.9% in 2013 compared with 95.5% in 2012.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Average Balance Sheet

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Non-accrual loans have been included in the average balances. Securities are shown at average amortized cost (dollars in thousands).

	Year ended December 31,
	2013			2012
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Federal funds sold and other short term	$32,799	$87	0.27%	$41,389	$98	0.24%
Taxable securities	85,052	1,878	2.21	89,767	2,185	2.43
Tax-exempt securities	4,738	186	3.93	5,564	222	4.01
Loans	342,112	14,928	4.36	329,878	16,343	4.95
Total interest-earning assets	464,701	17,079	3.68	466,598	18,848	4.04
Noninterest-earning assets	42,111			43,536
Total assets	$506,812			$510,134
Interest-bearing liabilities:
Interest-bearing demand and money market deposits	$191,725	$504	0.26%	$164,400	$405	0.24%
Savings deposits	40,953	61	0.15	35,039	52	0.15
Certificates of deposit	116,151	989	0.85	158,724	1,894	1.19
Total interest-bearing deposits	348,829	1,554	0.45	358,163	2,351	0.66
Borrowed funds	5,916	264	4.46	21,118	887	4.20
Total interest-bearing liabilities	354,745	1,818	0.51	379,281	3,238	0.85
Noninterest-bearing liabilities	103,267			94,717
Total liabilities	458,012			473,998

Shareholders’ equity	48,800			36,136

Total liabilities and shareholders’ equity	$506,812			$510,134

Net interest income; interest rate spread		$15,261	3.17%		$15,610	3.19%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.28%			3.35%

Average interest-earning assets to average interest-bearing liabilities			131.00%			123.02%

Rate/Volume Analysis

The following table sets forth the dollar volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest-earning assets and interest-bearing liabilities, and from changes in rates. Volume changes are computed by multiplying the volume difference by the prior year’s rate. Rate changes are computed by multiplying the rate difference by the prior year’s volume. The change in interest due to both rate and volume has been allocated proportionally between the volume and rate variances (dollars in thousands).

	Year ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Federal funds sold and other short term borrowings	$(20)	$9	$(11)	$23	$(33)	$(10)
Taxable securities	(115)	(192)	(307)	429	(452)	(23)
Tax-exempt securities	(32)	(4)	(36)	(96)	(2)	(98)
Loans	605	(2,020)	(1,415)	(3,751)	(2)	(3,753)
Total interest income	438	(2,207)	(1,769)	(3,395)	(489)	(3,884)

Interest expense attributable to:
Interest bearing demand and money market deposits	87	12	99	(19)	19	-
Savings deposits	9	-	9	2	1	3
Certificates of deposit	(509)	(396)	(905)	(385)	(76)	(461)
Borrowed funds	(639)	16	(623)	(1,401)	(16)	(1,417)
Total interest expense	(1,052)	(368)	(1,420)	(1,803)	(72)	(1,875)

Increase (decrease) in net interest income	$1,490	$(1,839)	$(349)	$(1,592)	$(417)	(2,009)

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General

A net loss of $2.9 million or $(0.41) per diluted common share was recorded for the year ended December 31, 2013, compared with net income of $602,000 or $0.15 per diluted common share in 2012. The provision for loan losses was $2.4 million in 2013, compared with $495,000 in 2012. The return on average assets and return on average shareholders’ equity were (0.58)% and (6.01)%, respectively, in 2013, compared with 0.12% and 1.67%, respectively, in 2012.

Net Interest Income

Net interest income totaled $15.3 million in 2013, which was a decrease of $349,000 or 2.2% compared with $15.6 million in 2012. The decrease in net interest income resulted from slight declines in the net interest margin and average interest-earning assets in 2013.

The net interest margin was 3.28% in 2013, compared to 3.35% in 2012. The earning assets yield decreased 36 basis points in 2013, which was offset by a decrease of 34 basis points in the cost of interest-bearing liabilities over the same period.

Average interest-earning assets totaled $464.7 million in 2013, compared with $466.6 million in 2012. Average loans comprised 73.6% of average interest-earning assets in 2013, which is an increase from 70.7% in 2012.

Since December 2008 the Federal Reserve has maintained its target fed funds rate between zero and 0.25%, and has carried out a number of policy actions designed to lower long-term interest rates. These monetary policy actions, along with weak economic conditions and federal government economic stimulus efforts, among other factors, have caused yields on U.S. Treasury securities to drop to exceptionally low levels throughout much of the past five years. This persistently low interest rate environment has caused an ongoing decline over the past five years in the returns on our interest-earning assets, consistent with much of the financial industry. As a result the yield on our securities portfolio decreased 23 basis points in 2013 compared to 2012, and the yield on our loans decreased 59 basis points.

The cost of our interest-bearing liabilities decreased in 2013 compared to 2012 due to a combination of the low interest rate environment, our deposit pricing strategies and a deposit mix that remains heavily weighted in lower-cost interest-bearing demand, savings and money market accounts, whose rates can be immediately changed at our discretion. The average cost of our money market accounts was 0.36% in 2013, compared with 0.34% in 2012. The average cost of our time deposits dropped 44 basis points, to 0.85% in 2013. Average interest-bearing transaction accounts (non-maturity accounts) comprised 66.7% of total average interest-bearing deposits in 2013, compared to 55.7% in 2012.

Transaction accounts (interest and non-interest-bearing) comprised the majority of our funding sources in 2013 as depositors continue to refrain from investing funds in time accounts at very low, yet competitive rates, and also because of the buildup of cash on corporate customers’ balance sheets. The aggregate average balance of transaction accounts was $333.1 million or 74.1% of total deposits in 2013, compared with $291.4 million or 61.8% in 2012. Average time account balances in 2013 were $116.2 million or 25.9% of total average deposits, compared with $158.7 million or 33.6% in 2012. Our ability to gather and retain transaction deposits reflects a high positive awareness of our brand in the communities in which we operate. Environmental factors such as equity market volatility and risk aversion among retail investors have also played a role in the growth in our transaction accounts.

Over the last three quarters of 2013, net interest income and net interest margin have trended higher as we have used excess liquidity to fund loan growth. Average loans outstanding in the fourth quarter of 2013 were $361.0 million, which was an increase of $42.5 million compared to the first quarter of 2013. This growth was funded primarily from interest-bearing cash on deposit with the Federal Reserve. As a result, net interest income and net interest margin increased $387,000 and 17 basis points, respectively, in the fourth quarter of 2013 compared with the first quarter of 2013. In February 2014 we announced strategies intended to accelerate the disposition of certain classified commercial loans with outstanding balances of $13.8 million at the end of 2013, some of which are on an accrual basis. As a result, commercial loan payoffs may be higher in 2014 than in 2013, which could slow the rate of growth in our loan portfolio and in net interest income and net interest margin during 2014.

Non-Interest Income

Our non-interest income is comprised of service charges on deposits, fees from investment management trust and brokerage services, and other recurring operating income fees from normal banking operations, along with non-core components that primarily consist of net gains or losses from sales of investment securities.

The following table sets forth certain information on non-interest income for the years indicated (dollars in thousands):

	Years ended December 31,
	2013	2012	Change
Service charges	$2,195	$2,601	$(406)	(15.6)%
Wealth management income	1,418	1,073	345	32.2%
Gain on sales of securities	135	508	(373)	(73.4)%
Net gain (loss) on sale of REO	31	(396)	427	107.8%
Treasury management fees	244	257	(13)	(5.1)%
Earnings on bank owned life insurance	733	742	(9)	(1.2)%
Other	211	239	(28)	(11.7)%
	$4,967	$5,024	$(57)	(1.1)%

Non-interest income totaled $5.0 million in 2013 and 2012. Decreases in service charges and gains on the sales of securities in 2013 were offset by increases in wealth management income and lower REO losses. Service charges decreased $406,000 due primarily to lower fee-based transaction volume due to changes in customer deposit account utilization as well as regulatory changes relating to the manner in which financial institutions administer fee-based services, and to a decline in fees collected on referrals of mortgage loans as the Bank has retained most originated mortgage loans in the portfolio in the current year. Wealth management income increased $345,000 due to increases in client accounts and assets under management resulting from the business development activities of new wealth management professionals that the Company hired at the end of 2012.

Non-interest income accounted for 21.8% of total revenue in the fourth quarter of 2013, compared with 21.9% in the year-ago quarter. Non-interest income accounted for 23.9% of total revenue in 2013 and 2012.

The following table sets forth certain information on non-interest income for the years indicated (dollars in thousands):

	Years ended December 31,
	2013	2012	Change
Salaries and other employee benefits	$11,287	$9,538	$1,749	18.3%
Occupancy and equipment	3,069	2,908	161	5.5%
Professional services	1,791	1,311	480	36.6%
Advertising	293	396	(103)	(26.0)%
Office supplies, postage, freight and courier	481	411	70	17.0%
FDIC insurance premium	699	1,149	(450)	(39.2)%
State franchise taxes	478	421	57	13.5%
Other	2,942	3 ,472	(530)	(15.3)%
	$21,040	$19,606	$1,434	7.3%

Non-interest expenses were $21.0 million in 2013, compared with $19.6 million in 2012. The increase is attributable to a $1.7 million increase in salaries and benefits, a $480,000 increase in professional services, and a $161,000 increase in occupancy expense, partially offset by a $530,000 decrease in other expense and a $450,000 decrease in FDIC insurance premiums. The increase in salary and benefits is driven by the addition of new business development professionals, which has contributed to higher wealth management income and growth in loans and net interest income. The increase in professional expenses primarily relates to expenses related to the workout and disposition of criticized and classified assets. The decrease in other expenses is attributable to expenses in the prior year associated with operating and disposing of REO properties, and a decrease in data processing expenses. The decrease in the FDIC deposit insurance premiums is a result of an upgrade in the Bank’s risk classification for insurance assessment purposes.

Our efficiency ratio was 104.9% in 2013, compared with 95.5% in 2012.

Income Taxes

We had net deferred tax assets totaling $11.3 million and $9.5 million, respectively, at December 31, 2013 and December 31, 2012, of which approximately 68.1% and 77.0%, respectively, were primarily attributable to net operating loss carry-forwards and timing differences between the provision for loan losses and the charge-off of loans. Deferred tax assets, net of valuation allowances at December 31, 2013 were comprised entirely of the tax asset generated by the unrealized loss position of the available for sale securities portfolio. At December 31, 2012 a valuation allowance was maintained for the entire deferred tax asset.

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

General

Total assets were $502.4 million at December 31, 2013, compared with $506.5 million at the end of 2012. Loans (including loans held-for-sale) were $363.9 million at the end of 2013, representing growth of $46.4 million or 14.6% from the end of 2012. The growth in our loan portfolio was funded in large part with interest-bearing cash on deposit with the Federal Reserve, which decreased $34.4 million in 2013.

Securities

The securities portfolio is designed to provide a favorable total return utilizing low-risk, high-quality securities while at the same time assisting in meeting the liquidity needs of our loan and deposit operations, and supporting our interest rate risk objectives. Our securities portfolio is predominately comprised of investment grade mortgage-backed securities, securities issued by U.S. government sponsored Company’s and municipal securities. We classify all of our securities as available-for-sale. We do not engage in securities trading or derivatives activities in carrying out our investment strategies.

The following table sets forth the amortized cost and market value for our available-for-sale securities portfolio (in thousands):

	At December 31,
	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Government and agency obligations	$13,714	$13,302	$16,821	$16,937
Corporate bonds	6,187	6,168	5,081	5,165
States and municipal obligations	20,651	20,450	19,874	20,761
Collateralized debt obligations	1,916	976	-	-
Mortgage-backed securities	38,652	39,052	43,432	44,334
Total	$81,120	$79,948	$85,208	$87,197

The Company did not have any held-to-maturity securities at December 31, 2013. The amortized cost and estimated fair values of held-to-maturity securities at December 31, 2012 were as follows (in thousands).

	Adjusted Amortized Cost	Estimated Fair Value

Collateralized debt obligations	$1,149	$2,090

Investment securities totaled $79.9 million at December 31, 2013, compared with $88.3 million at December 31, 2012. Our portfolio is comprised primarily of investment grade securities, the majority of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of the securities portfolio at December 31, 2013 was 48.9% government-sponsored entity guaranteed mortgage-backed securities and collateralized mortgage obligations, 25.6% municipal securities, 16.7% obligations of U.S. government-sponsored corporations, 7.6% corporate bonds and 1.2% of private issue trust preferred securities. Mortgage-backed securities, which totaled $39.1 million at September 31, 2013, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the U.S. government.

We had net unrealized losses of approximately $1.2 million in our securities portfolio at December 31, 2013, compared with net unrealized gains of $2.0 million at December 31, 2012.

In March 2014, we sold the remaining collateralized debt obligation in our securities portfolio and recognized a loss of $141,000 on the sale. The actual loss recognized on the sale was substantially lower than the $940,000 unrealized loss on this security at the end of 2013 as increased investor demand for these types of securities pushed prices higher in the first quarter of 2014.

The following table sets forth as of December 31, 2013, the maturities and the weighted-average yields of our debt securities, which have been calculated on the basis of the amortized cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis (dollars in thousands):

	One year or less		One through five years		Five through ten years		More than ten years		Total

	Fair Value	Weighted average yield	Fair Value	Weighted average yield	Fair Value	Weighted average yield	Fair Value	Weighted average yield	Fair Value	Weighted average yield
U.S. Government and agency obligations	$-	0.00%	$2,453	1.31%	$8,435	1.40%	$2,414	1.07%	$13,302	1.32%
Corporate bonds	1,038	1.78	3,361	1.88	1,493	2.71	276	4.00	6,168	2.16
States and municipal obligations	-	0.00	2,760	2.86	10,978	3.47	6,712	4.21	20,450	3.63
Collateralized debt obligations	-	0.00	-	0.00	-	0.00	976	4.00	976	4.00
Mortgage-backed securities	2	4.77	2,985	2.20	8,137	2.47	27,928	2.35	39,052	2.36
Total	$1,040	1.79	$11,559	2.08	$29,043	2.55	$38,306	2.56	$79,948	2.50

Loans

The loan portfolio is the largest component of our interest-earning assets and it generates the largest portion of our interest income. We provide a full range of credit products through our branch network and through our commercial lending line of business. Consistent with our focus on providing community banking services, we generally do not attempt to diversify geographically by making a significant amount of loans to borrowers outside of our primary service area. Loans are primarily generated internally and the majority of our lending activity takes place in the Central Ohio counties of Delaware, Franklin, Union, and other nearby counties.

Loans (including loans held-for-sale) were $363.7 million at the end of 2013, representing growth of $46.2 million or 14.6% from the end of 2012. The loan growth was broad-based in 2013, with the commercial portfolios up $6.1 million, residential loans up $26.5 million and consumer loans up $13.6 million. The improvement in our asset quality in 2013, and the resulting reallocation of management time and resources back to new business development, was a significant factor in the growth of the loan portfolio in 2013.

The following table sets forth the composition of our loan portfolio, including loans held-for-sale at the dates indicated (in thousands):

	2013	2012	2011	2010	2009

Loan portfolio composition
Commercial and industrial	$122,901	$112,300	$126,225	$155,410	$176,799
Commercial real estate	106,901	111,417	129,958	152,374	182,709
Real estate and home equity	98,622	72,137	83,814	94,399	100,984
Consumer and credit card	35,265	21,620	19,770	23,411	31,394
Total loans and leases	$363,689	$317,474	$359,767	$425,594	$491,886

Note: At December 31, 2013, total loans and leases included $7.8 million in loans held for sale. At December 31, 2012 and 2011, there were no loans held-for-sale. At December 31, 2010 and 2009 there were $753,000 and $2.4 million in loans held-for-sale, respectively, and consisted entirely of residential mortgage loans for sale on the secondary market.

The following table shows the amount of commercial loans and leases outstanding (excluding loans held for sale) as of December 31, 2013, which, based on remaining scheduled payments of principal, are due in the periods indicated (in thousands):

	Maturing in one year or less	Maturing after one but within five years	Maturing after five years	Total

Commercial real estate	$13,686	$45,960	$45,046	$104,692
Commercial and industrial	51,123	50,573	20,388	122,084
Residential and home equity	34,545	6,173	55,527	96,245
Consumer and credit card	8,292	2,896	21,674	32,862

Total	$107,646	$105,602	$142,635	$355,883

The following table sets forth the sensitivity to changes in interest rates as of December 31, 2013 (in thousands):

	Fixed Rate	Variable Rate	Total
Due after one year, but within five years	$54,767	$50,835	$105,602
Due after five years	121,685	20,950	142,635

Asset Quality and the Allowance for Loan Losses

The following table summarizes delinquent loans and leases grouped by the number of days delinquent at the dates indicated (includes loans held for sale, in thousands):

Category	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Consumer and Credit Card	$115	$92	$-	$207	$35,058	$35,265	$-
Commercial and Industrial	407	-	1,001	1,408	121,493	122,901	-
Commercial Real Estate	49	-	1,787	1,836	105,065	106,901	-
Residential Real Estate and Home Equity	374	198	352	924	97,698	98,622	-
Total	$945	$290	$3,140	$4,375	$359,314	$363,689	$-

The following table represents information concerning the aggregate amount of nonperforming assets (in thousands):

Non-performing assets (including certain loans that are held for sale at December 31, 2013)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
(Dollars in thousands)
Non-accruing loans:
Residential real estate loans and home equity	$352	$321	$451	$389	$250
Commercial real estate	4,702	2,195	6,698	10,102	7,604
Commercial and industrial	2,624	2,815	2,381	6,043	3,216
Consumer loans and credit cards	-	-	46	33	205
Total non-accruing loans	7,678	5,331	9,576	16,567	11,275
Accruing loans delinquent 90 days or more	-	28	985	1,858	886
Total non-performing loans	7,678	5,359	10,561	18,425	12,161

Collateralized debt obligations	976	1,149	1,010	1,313	5,410
Other real estate and repossessed assets	1,219	3,671	4,605	5,284	4,912
Total non-performing assets	$9,873	$11,120	$16,176	$25,022	$22,483

Restructured loans not included above(1)	$12,788	$20,080	$22,219	$15,163	$7,695
Total non-performing loans (including TDR’s)	$20,466	$25,439	$32,780	$33,588	$19,856
Total non-performing assets (including TDR’s)	$22,661	$31,200	$38,395	$40,185	$30,178

(1) TDR’s that are in compliance with their modified terms and accruing interest.

Delinquent loans (including all loans greater than 30 days past due) totaled $4.4 million at December 31, 2013, compared with $4.1 million at December 31, 2012. Non-performing assets, defined as non-accrual loans and leases plus loans and leases 90 days or more past due, other real estate owned and repossessed assets, impaired investment securities, and troubled debt restructurings not included in non-accrual loans were $22.7 million or 4.51% of total assets at December 31, 2013, compared with $31.2 million or 6.16% of total assets at December 31, 2012. Troubled debt restructurings (“TDR’s”) which are performing in accordance with the restructured terms and accruing interest, but are included in non-performing assets, were $12.8 million at December 31, 2013 compared with $20.1 million at December 31, 2012. The decline in non-performing assets in 2013 resulted primarily from pay-downs, pay-offs and charge-downs of non-performing assets during the year.

Included in non-performing assets at the end of 2013 are non-performing loans totaling $7.7 million or 2.11% of total loans (including loans held for sale), compared with $5.3 million or 1.68% of total loans at December 31, 2012. The increase in non-accrual loans resulted primarily from one commercial relationship in the amount of $3.0 million, which was less than 90 days past due at the end of 2013, but which the Company placed on non-accrual status due to deterioration in the borrowers’ financial condition. Further information regarding collection activities on this relationship subsequent to the end of 2013 can be found in the analysis of the Allowance for Loan Losses in this Item 7. The ultimate value and collectability of this secured position is unclear at this time, and as a result, an allowance allocation of $1.5 million was made to this relationship as of December 31, 2013.

As a recurring part of our portfolio management program, we have classified certain loans as “substandard” in our loan rating system. Substandard loans (excluding loans held-for-sale) total approximately $24.2 million at December 31, 2013, compared with $32.0 million at December 31, 2012. Substandard loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems At December 31, 2013, substandard loans consisted of commercial loans and commercial real estate. There can be no assurance that additional loans will not become nonperforming, require restructuring, or require increased provision for loan losses.

We have a loan monitoring program that evaluates nonperforming loans and the loan portfolio in general. The loan review program continually audits the loan portfolio to confirm management’s loan risk rating system, and systematically tracks such problem loans and to ensure compliance with loan policy underwriting guidelines, and to evaluate the adequacy of the allowance for loan losses.

Our policy is to place a loan on non-accrual status and recognize income on a cash basis when a loan is more than 90 days past due, unless in the opinion of management, the loan is well secured and in the process of collection. Interest payments received on non-accrual loans may be applied to the principal balance of the loan in situations where management believes full collection of the principal amount owed is not probable. The impact of interest not recognized on non-accrual loans was $175,000 in 2013 and $95,000 in 2012.

The allowance for loan losses represents management’s best estimate of probable incurred losses in our loan portfolio. Management’s quarterly evaluation of the allowance for loan losses is a comprehensive analysis that builds a total allowance by evaluating the probable incurred losses within each loan portfolio segment. Our portfolio segments are as follows: commercial loan and commercial real estate loans, residential real estate and consumer loans. Our allowance for losses consists of specific valuation allowances based on probable credit losses on specific loans, historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends and general valuation allowances based on general economic conditions and other qualitative risk factors both internal and external to the organization.

Historical valuation allowances are calculated for commercial loans based on the historical loss experience of specific types of loans and the internal risk grade 24 months prior to the time they were charged off. The internal credit risk grading process evaluates, among other things, the borrower’s ability to repay, the underlying collateral, if any, and the economic environment and industry in which the borrower operates. Historical valuation allowances for residential real estate and consumer loan segments are based on the average loss rates for each class of loans for the time period that includes the current year and two full prior years. We calculate historical loss ratios for pools of similar consumer loans based upon the product of the historical loss ratio and the principal balance of the loans in the pool. Historical loss ratios are updated quarterly based on actual loss experience. Our general valuation allowances are based on general economic conditions and other qualitative risk factors which affect our company. Factors considered include trends in our delinquency rates, macro-economic and credit market conditions, changes in asset quality, changes in loan and lease portfolio volumes, concentrations of credit risk, the changes in internal loan policies, procedures and internal controls, experience and effectiveness of lending personnel. Management evaluates the degree of risk that each one of these components has on the quality of the loan and lease portfolio on a quarterly basis.

For commercial loan and commercial real estate segments, we maintain a specific allocation methodology for those classified in our internal risk grading system as substandard, doubtful or loss with a principal balance in excess of $200,000. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Loans with modified terms in which a concession to the borrower has been made that it would not otherwise consider unless the borrower was experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  As of December 31, 2013, there was $22.9 million in impaired loans for which $4.2 million in related allowance for loan losses was allocated. There was $27.4 million in impaired loans for which $3.7 million in related allowance for credit losses was allocated as of December 31, 2012.

Loans are charged against the allowance for loan losses, in accordance with our loan lease policy, when they are determined by management to be uncollectible. Recoveries on loans previously charged off are credited to the allowance for loan losses when they are received. When management determines that the allowance for loan losses is less than adequate to provide for probable incurred losses, a direct charge to operating income is recorded.

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off and additions to the allowance, which have been charged to expense.

(In thousands)	2013	2012	2011	2010	2009

Balance at beginning of year	$6,881	$9,584	12,247	$10,479	$6,137

Loans charged off:
Commercial and industrial	(86)	(1,926)	(2,034)	(2,261)	(1,831)
Commercial real estate	(1,038)	(1,366)	(5,562)	(6,175)	(2,575)
Residential real estate and home equity	(331)	(74)	(278)	(498)	(269)
Consumer and credit card	(286)	(372)	(567)	(824)	(1,115)

Total loans charged off	(1,741)	(3,738)	(8,441)	(9,758)	(5,790)

Loan recoveries:
Commercial and industrial	823	251	58	270	99
Commercial real estate	38	47	27	4	261
Residential real estate and home equity	52	18	10	12	10
Consumer and credit card	219	224	247	200	364

Total loan recoveries	1,132	540	342	486	364

Net loans charged off	(609)	(3,198)	(8,099)	(9,272)	(5,056)
Transfer to held for sale	(1,965)	-	-	-	-
Provision for loan losses	2,417	495	5,436	11,040	9,398

Balance at end of year	$6,724	$6,881	$9,584	$12,247	$10,479

Ratio of net charge-offs to average loans outstanding	0.18%	0.97%	2.05%	2.00%	1.00%

Net charge-offs were $609,000 in 2013, compared with $3.2 million in 2012. Net charge-offs equaled 0.18% of average loans in 2013, compared with 0.97% in 2012.

The provision for loan losses was $2.4 million in 2013, compared to $495,000 in 2012. The provision for loan losses as a percentage of net charge-offs was 397% in 2013 compared with 15% in 2012.

The increase in provision expense in 2013 is attributable to strategies we developed during the fourth quarter of 2013 and the first quarter of 2014 designed to accelerate the reduction of our exposure to three commercial relationships and a group of homogenous single-family residential investment properties. Taken together, loan loss provisions allocated to these four exposures in the fourth quarter of 2013 totaled $3.3 million.

The largest of the three commercial relationships is a $3.5 million commercial real estate relationship secured by a shopping center. In January 2014 we agreed to the terms of a sale of the collateral to a third party for $2.9 million, which closed in March 2014. In connection with the settlement of this relationship, we recognized provision expense in the fourth quarter of $452,000 to increase the reserve allocated to this relationship to $840,000. The relationship was charged down by the amount of the reserve, resulting in a net carrying value of $2.7 million at the end of 2013.

The second relationship is a $3.1 million commercial real estate relationship secured by single family residential investor properties. Interest payments are being made in accordance with the loan terms, and principal reduction occurs with the sale of each property. We are actively working with the borrower to develop a plan to accelerate the liquidation of the collateral, and in connection with this, recognized provision expense in the fourth quarter of $525,000, bringing the total allowance allocation to this relationship of $616,000.

The third commercial relationship, had an outstanding balance of $3.0 million and an allowance allocation of $1.5 million at the end of 2013. The Company became aware of operating difficulties being experienced by the borrower in December 2013, and since that time has been and continues to be actively engaged in pursuing collection efforts. As previously reported by the Company on Form 8-K filed on February 11, 2014, we received a payment of $1.0 million in February, which reduced the outstanding principal balance to $2.0 million. In March 2014, the Bank entered into a forbearance agreement (the “Agreement”) with the two individuals who are guarantors of the borrower’s obligations to the Bank. Pursuant to the Agreement, the individual guarantors agreed to pay a total of at least $1.25 million to the Bank, as follows:

•	At least $1,000,000 in cash within a period of 90 days from the effective date of the Agreement (the “Forbearance Period”).
•	In installments under a note in favor of the Bank in the amount of $250,000

In return for the foregoing, the Bank agreed to refrain from taking any action to initiate collection proceedings against either of the guarantors during the Forbearance Period. Upon receipt of at least $1,000,000 in cash by the end of the Forbearance Period, the Bank shall deliver to the guarantors a fully executed release from their guaranty on the 91st day following the day on which the Bank receives the last such payment causing the aggregate of such payments to total or exceed $1,000,000.

In connection with the Agreement, the Company recorded a charge-down in March 2014 of $750,000 (against the allowance allocation of $1.5 million established in the fourth quarter of 2013) representing the difference between the outstanding balance and the total amount due from the guarantors under the Agreement. The balance after the charge-down, but before the receipt of any payments under the Agreement, was $1.25 million, with an allowance allocation of $750,000, thereby resulting in a net unreserved exposure of $500,000. Subsequently, and as of April 4, 2014, the guarantors made cash payments in accordance with the Agreement totaling $560,000.

Separately, the Company identified a group of 54 homogenous individual loans aggregating $4.2 million, each separately secured by single family residential investor properties, which it plans to offer for sale in 2014. A provision expense of $946,000 was recognized in the fourth quarter in connection with the decision to sell these loans, to increase the total allowance allocation on these loans to $2.0 million. The loans, net of the allowance allocation, are classified as held-for-sale at the end of 2013 with a carrying value of $2.2 million.

The allowance for loan losses was $6.7 million at December 31, 2013 compared with $6.9 million at December 31, 2012. The ratio of the allowance for credit losses to total loans was 1.85% at December 31, 2013 and 2.17% at December 31, 2012. The ratio of the allowance for loan losses to non-performing loans (including TDR’s) was 32.3% at December 31, 2013, compared with and 27.1% at December 31, 2012. The ratio of the allowance for loan losses to non-accrual loans was 87.6% at December 31, 2013 and 129.1% at December 31, 2012.

The allowance for credit losses has been allocated within the following categories of loans and leases at the dates indicated with the corresponding percent of loans to total loans for each category (dollars in thousands):

	Allowance amount	Percentage of loans (excluding loans held-for- sale) in each category to total loans	Allowance amount	Percentage of loans (excluding loans held-for- sale) in each category to total loans
	December 31, 2013		December 31, 2012
Commercial and industrial	$2,973	34.3%	$1,620	35.4%
Commercial real estate	3,231	29.5	4,692	35.1
Residential real estate and home equity	219	27.0	204	22.7
Consumer and credit card	301	9.2	365	6.8
Total	$6,724	100.0%	$6,881	100.0%

	Allowance amount	Percentage of loans (excluding loans held-for- sale) in each category to total loans	Allowance amount	Percentage of loans (excluding loans held-for- sale) in each category to total loans
	December 31, 2011		December 31, 2010
Commercial and industrial	$1,952	35.08%	$4,174	36.58%
Commercial real estate	6,916	36.12	6,786	35.86
Residential real estate and home equity	291	23.30	491	22.04
Consumer and credit card	425	5.50	796	5.52
Total	$9,584	100.0%	$12,247	100.0%

	Allowance amount	Percentage of loans (excluding loans held-for- sale) in each category to total loans
	December 31, 2009
Commercial and industrial	$2,476	36.12%
Commercial real estate	6,817	37.33
Residential real estate and home equity	312	20.13
Consumer and credit card	874	6.42
Total	$10,479	100.0%

The allowance for loan losses is allocated according to the amount deemed to be reasonably necessary to provide for the probable incurred losses within each loan category. The higher amounts allocated to the commercial loan and commercial real estate portfolios reflect the higher outstanding balances of these portfolios coupled with the higher inherent risk of these portfolios compared with residential and consumer lending.

Deposits

Our primary source of funds is deposits, consisting of demand, savings, money market and time accounts, of retail, commercial and municipal customers gathered through our branch network. We continuously monitor market pricing, competitors’ rates, and internal interest rate spreads to maintain and promote growth and profitability.

The following table sets forth the composition of our deposits (including deposits held for sale) by business line at year-end (dollars in thousands):

	December 31, 2013
	Amount	Percent
Deposit composition	(Dollars in thousands)
Non-interest bearing demand	$112,711	25.1%
Interest bearing demand	78,229	17.4%
Total demand	190,940	42.5%

Savings	43,448	9.7%
Money market	125,635	27.9%
Time deposits	89,407	19.9%
Total deposits	$449,430	100.0%

Deposits totaled $449.4 million at December 31, 2013 and were relatively unchanged throughout 2013. Our deposit mix at the end of the year continued to be weighted heavily in lower cost demand, savings and money market accounts, which totaled $360.0 million or 80.1% of total deposits at the end of 2013, compared to $309.7 million or 69.1% of total deposits at the end of 2012, as we continued to experience a shift into these accounts from maturing time accounts as depositors in general continue to exhibit a reluctance to place funds in time accounts in the low interest rate environment.

Time deposits in excess of $100,000, which tend to be more volatile and sensitive to interest rates, totaled $25.0 million at December 31, 2013, representing 28.0% of total time deposits and 5.6% of total deposits. These deposits totaled $51.3 million, representing 37.0% of total time deposits and 11.4% of total deposits at year-end 2012.

The following table schedules the amount of our time deposits (including time deposits held for sale of $1.5 million) of $100,000 or more by time remaining until maturity as of December 31, 2013 (in thousands):

Due in:
Three months or less	$6,864
Over three through six months	2,329
Over six through twelve months	7,411
Over twelve months	8,393
Total	$24,997

Borrowings

During 2013, we utilized advances from the FHLB as an alternative source of funding and as a liability management tool. At December 31, 2013, borrowings from the FHLB were $4.8 million, compared with $7.5 million at December 31, 2012. In the fourth quarter of 2013, we prepaid $4.4 million of fixed rate FHLB advances with a contractual average interest rate of 4.61% and a weighted average remaining term to maturity of 1.4 years. The transaction was accomplished by extending the maturity date of the advances and rolling the net present value of the advances into the funding cost of the new structure. As a result of the restructure, we were required to pay a prepayment penalty of $268,000 to the FHLB. In accordance with ASC 470-50, Debt - Modification and Exchanges, the new advances were considered a minor modification. The prepayment penalty was deferred and will be recognized in interest expense over the life of the new advances.

Liquidity

Liquidity is our ability to fund customers’ needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow exists to meet all financial commitments and to capitalize on business expansion opportunities. This ability depends on the institution’s financial strength, asset quality and types of deposit and investment instruments we offer to our customers. Our principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. We also has the ability to obtain funding from other sources including the FHLB, Federal Reserve, and through other correspondent relationships. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. We maintain investments in liquid assets based upon management’s assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents decreased $37.9 million, or 60.0% to $25.4 million at year-end 2013 from $63.3 million at year-end 2012. Cash and cash equivalents represented 5.0% of total assets at December 31, 2013 compared to 12.5% on December 31, 2012. The Bank has the ability to borrow funds from the FHLB and has credit lines with the Federal Reserve Bank of Cleveland in the form of discount window availability and through the Borrower-In-Custody program, should it need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities.

In addition to funding maturing deposits and other deposit liabilities, we also have off-balance sheet commitments in the form of lines of credit and letters of credit utilized by customers in the normal course of business. Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. These off-balance sheet commitments are not considered to have a significant effect on the liquidity position of the Corporation. Further, management believes our liquidity position is adequate based on our stable level of cash equivalents and the stability of its core other funding sources.

Capital Resources

As previously noted, our total shareholders’ equity decreased $3.1 million, or 6.5%, between December 31, 2013 and December 31, 2012. The decrease was primarily driven by the net operating loss in the current year.

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

Regulatory minimums call for a total risk-based capital ratio of 8.0%, and a Tier-1 risk-based consolidated capital ratio of 4.0%. Our consolidated ratio of total capital to risk-weighted assets was 13.82% at year-end 2013, while the Tier-1 risk-based consolidated capital ratio was 12.56%. Our consolidated leverage ratio, defined as Tier-1 capital divided by average assets, was 9.00% at year-end 2013. The Bank reported total capital to risk-weighted assets of 13.50%, a Tier-1 leverage ratio of 8.77%, and a Tier-1 risk-based capital ratio of 12.24% at December 31, 2013.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Asset and Liability Management and Market Risk

Our Asset/Liability Committee (“ALCO”) utilizes a variety of tools to measure and monitor interest rate risk. This is defined as the risk that our financial condition will be adversely affected due to movements in interest rates. To a lesser extent, we are also exposed to liquidity risk, or the risk that changes in cash flows could adversely affect its ability to honor its financial obligations. The ALCO monitors changes in the interest rate environment, and how these changes affect lending and deposit rates, liquidity and profitability.

In order to reduce the adverse effect of changing interest rates, we developed a matched funding program through the FHLB to match longer term commercial and real estate loans with liabilities of similar term and rate structures. Also, we have offered special deposit programs correlated to prevailing asset maturities.

Since income of the Bank is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities, the ALCO places great importance on monitoring and controlling interest rate risk. The measurement and analysis of the changes in the interest rate environment are referred to as asset/liability modeling. One method used to analyze our sensitivity to changes in interest rates is the “net portfolio value” (“NPV”) methodology.

NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities. For example, the asset/liability model that we currently use attempts to measure the change in NPV for a variety of interest rate scenarios, typically for parallel and sustained shifts of +400/-300 basis points in market rates. Presented below is an analysis depicting the changes in our interest rate risk as of December 31, 2013 and December 31, 2012, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +400 basis points in market interest rates. These parallel shifts were used to more accurately represent the current interest rate environment in which we operate. Certain shortcomings are inherent in this method of analysis presented in the computation of estimated NPV.

As illustrated in the tables, the Bank’s balance sheet reacts nominally with respect to changes in overall interest rates. From an overall perspective, the sensitivity in the Bank’s balance sheet is somewhat attributed to the relatively short term structure of the liability side of the balance sheet compared to the longer structure of its assets. Although we employ variable loan structures, they generally adjust based on annual time frames compared to shorter time frames for liabilities. These risks are offset somewhat by management’s use of matched funding principles for longer term loans, where longer term liability structures are used to provide similar cash flow structures. Additionally, as rates rise borrowers are less likely to refinance or payoff loans prior to contractual maturity, which potentially increases the risk that the Bank may hold below market rate loans in a rising rate environment.

The following table depicts the most likely interest rate scenarios and their effect on NPV. As depicted below, in a rising rate environment a liability sensitive balance sheet results in a moderate change in NPV. We operate within the ALCO’s interest rate risk limits.

Change in	December 31, 2013			December 31, 2012
Interest Rate	$ Change	% Change	NPV	$ Change	% Change	NPV
(Basis Points)	in NPV	in NPV	Ratio	in NPV	in NPV	Ratio

+400	$788	1.11%	16.18%	$11,300	21.91%	13.32%
+300	6,552	9.19	17.05	14,430	27.98	13.74
+200	8,513	11.95	17.08	13,938	27.03	13.39
+100	5,073	7.12	16.00	7,744	15.02	11.92
Base	-	-	-	-	-	-
-100	(8,999)	(12.63)	12.60	(10,892)	(21.12)	7.95

In a rising interest rate environment, our net interest income can be negatively affected. Moreover, rising interest rates could negatively affect our earnings due to diminished loan demand. The balance sheet has shown improved sensitivity to rising interest rates due to an increased percentage of variable rate assets and an increase in non-interest bearing liabilities compared to December 31, 2012.

As part of our interest rate risk strategy, we have attempted to utilize adjustable-rate and short-term-duration loans and investments. The Bank intends to limit the addition of unhedged fixed-rate long-duration loans and securities to its portfolio. Certain assets such as adjustable-rate loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the portion of adjustable-rate loans in our portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the case of an increase in interest rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

DCB Financial Corp

Lewis Center, Ohio

We have audited the accompanying consolidated balance sheets of DCB Financial Corp as of December 31, 2013 and 2012, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCB Financial Corp as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Plante & Moran PLLC

Columbus, Ohio

April 14, 2014

DCB FINANCIAL CORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets:
Cash and due from financial institutions	$6,110	$9,663
Interest-bearing deposits	19,247	53,644
Total cash and cash equivalents	25,357	63,307
Securities available-for-sale	79,948	87,197
Securities held-to-maturity	-	1,149
Total securities	79,948	88,346

Loans	356,048	317,504
Less allowance for loan losses	(6,724)	(6,881)
Net loans	349,324	310,623

Loans held for sale	7,806	-
Real estate owned	1,219	3,671
Investment in FHLB stock	3,799	3,799
Premises and equipment, net	10,641	12,036
Premises and equipment held for sale	1,405	-
Bank-owned life insurance	19,297	18,564
Accrued interest receivable and other assets	3,623	6,146
Total assets	$502,419	$506,492

Liabilities and stockholders’ equity
Liabilities:
Deposits:
Non-interest bearing	$109,622	$95,847
Interest bearing	317,237	352,443
Total deposits	426,859	448,290

Deposits held for sale	22,571	-
Federal Home Loan Bank advances	4,838	7,498
Accrued interest payable and other liabilities	2,887	2,315
Total liabilities	457,155	458,103

Stockholders’ equity:
Common stock, no par value 7,500,000 shares authorized and issued at December 31, 2013 and 2012	15,771	15,771
Retained earnings	37,683	40,614
Treasury stock, at cost, 307,650 shares at December 31, 2013 and 2012	(7,416)	(7,416)
Accumulated other comprehensive loss	(774)	(580)
Total stockholders’ equity	45,264	48,389
Total liabilities and stockholders’ equity	$502,419	$506,492

See notes to the consolidated financial statements.

DCB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Year ended December 31,
	2013	2012
Interest income:
Loans	$14,928	$16,343
Securities	2,064	2,407
Federal funds sold and interest bearing deposits	87	98
Total interest income	17,079	18,848

Interest expense:
Deposits:
Savings and money market accounts	474	380
Time accounts	989	1,894
NOW accounts	91	77
Total	1,554	2,351

FHLB advances	264	887
Total interest expense	1,818	3,238

Net interest income	15,261	15,610
Provision for loan losses	2,417	495
Net interest income after provision for loan losses	12,844	15,115

Non-interest income:
Service charges	2,195	2,601
Wealth management fees	1,418	1,073
Treasury management fees	244	257
Income from bank-owned life insurance	733	742
Gain (loss) on the sale of REO	31	(396)
Gain on the sale of securities	135	508
Other non-interest income	211	239
Total non-interest income	4,967	5,024

Non-interest expense:
Salaries and employee benefits	11,287	9,538
Occupancy and equipment	3,069	2,908
Professional services	1,791	1,311
Advertising	293	396
Office supplies, postage and courier	481	411
FDIC insurance premium	699	1,149
State franchise taxes	478	421
Other non-interest expense	2,942	3,472
Total non-interest expense	21,040	19,606

(Loss) income before income tax benefit	(3,229)	533
Income tax benefit	(298)	(69)
Net (loss) income	$(2,931)	$602

Share and Per Share Data
Basic average common shares outstanding	7,192,350	3,902,196
Diluted average common shares outstanding	7,192,350	3,919,080
Basic and diluted (loss) earnings per common share	$(0.41)	$0.15

See notes to the consolidated financial statements.

DCB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Year ended December 31, 2013 and 2012

(Dollars in thousands)

	Year ended December 31,
	2013	2012

Net (loss) income	$(2,931)	$602

Other comprehensive (loss) income:

Reclassification of previously recognized noncredit other than temporary impairment on sale of security, net of taxes of $512	995	-

Net unrealized (losses) gains on securities available-for-sale, net of related taxes of $(755) and $206 in 2013 and 2012, respectively	(1,482)	400

Reclassification adjustment for losses recognized in income statement, net of related taxes of $(2) and $(173) in 2013 and 2012, respectively	(3)	(335)

Unrealized gains on securities transferred to available-for-sale, net of related taxes of $131	254	-

Amortization of unrealized losses on held-to-maturity securities, net of taxes of $28 and $47 in 2013 and 2012, respectively	42	92

Total other comprehensive (loss) income	(194)	157

Comprehensive (loss) income	$(3,125)	$759

See notes to the consolidated financial statements.

DCB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Year ended December 31, 2013 and 2012

(Dollars in thousands, except share data)

				Accumulated
				Other	Total
	Common	Retained	Treasury	Comprehensive	Shareholders’
	Stock	Earnings	Stock	(Loss) Income	Equity

Balance at January 1, 2012	3,785	45,145	(13,494)	(737)	34,699

Net income	-	602	-	-	602
Other comprehensive income	-	-	-	157	157
Issuance of 3,226,091 shares of common stock	11,986	-	-	-	11,986
Issuance of 248,873 shares of treasury stock	-	(5,133)	6,078	-	945

Balance at December 31, 2012	$15,771	$40,614	$(7,416)	$(580)	$48,389

Net loss	-	(2,931)	-	-	(2,931)
Other comprehensive loss	-	-	-	(194)	(194)

Balance at December 31, 2013	$15,771	$37,683	$(7,416)	$(774)	$45,264

See notes to consolidated financial statements.

DCB FINANCIAL CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, 2013 and 2012

(Dollars in thousands)

	2013	2012
Cash flows from operating activities
Net (loss) income	$(2,931)	$602
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,068	991
Provision for loan losses	2,417	495
Deferred income taxes	(298)	(80)
Gain on sale of securities	(135)	(508)
(Gain) loss on sale of real estate owned	(31)	396
Stock option plan expense	129	(235)
Premium amortization on securities, net	1,644	1,371
Earnings on bank owned life insurance	(733)	(742)
Net changes in other assets and other liabilities	3,260	(151)
Net cash provided by operating activities	4,390	2,139
Cash flows from investing activities
Securities
Purchases	(23,564)	(54,290)
Proceeds from sales	2,560	13,409
Proceeds from maturities, principal payments and calls	27,699	41,032
Net change in loans	(48,983)	36,379
Proceeds from sale of real estate owned	2,546	2,926
Proceeds from sale of premises and equipment	-	94
Premises and equipment expenditures	(1,078)	(951)
Net cash provided by (used in) investing activities	(40,820)	38,599
Cash flows from financing activities
Net change in deposits	1,140	2,862
Net proceeds from sale of company stock	-	12,931
Advances from Federal Home Loan Bank	4,411	-
Repayment of Federal Home Loan Bank advances	(7,071)	(32,538)
Net cash used in financing activities	(1,520)	(16,745)

Net change in cash and cash equivalents	(37,950)	23,993
Cash and cash equivalents at beginning of year	63,307	39,314

Cash and cash equivalents at end of year	$25,357	$63,307

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$1,914	$3,379
Non-cash investing and financing activities
Transfer of loans to real estate owned	$59	$2,451
Transfer of loans to held for sale	$7,806	$-
Transfer of deposits to held for sale	$22,571	$-

See notes to consolidated financial statements.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of DCB Financial Corp (“DCB”) and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, DCB Insurance Services, Inc., and ORECO (collectively referred to hereinafter as the “Company”). All intercompany transactions and balances have been eliminated in the consolidated financial statements.

Nature of Operations: The Company provides financial services in Delaware, Franklin, and Union Counties, Ohio, as well as nearby counties, through its 14 banking locations. Its primary deposit products are checking, savings, and term certificate accounts and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. The Bank also operates a trust department and engages in other personal wealth management activities, including brokerage services and private banking.

Business Segments: While the Bank’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Bank’s operations are considered by management to be aggregated into one operating segment.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, federal funds sold and deposits with other financial institutions with original maturities of less than 90 days. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased and other short-term borrowings.

Securities: Securities are classified as held-to-maturity and carried at adjusted amortized cost when management has the positive intent and ability to hold them to maturity. Securities classified as available-for-sale might be sold before maturity. Securities classified as available-for-sale are carried at fair value, with temporary unrealized holding gains and losses excluded from earnings and reported as a component of other comprehensive income. Realized gains and losses on sale of securities are recognized using the specific identification method. The Company does not engage in securities trading activities. Interest income includes premium amortization and accretion of discounts on securities.

For securities with unrealized losses, management considers, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For securities with other-than-temporary impairment, further analysis is required to determine the appropriate accounting. If management neither intends to sell the impaired security nor expects it will be required to sell the security prior to recovery, only the credit loss component of the other-than-temporary impairment is recognized in earnings while the non-credit loss is recognized in other comprehensive income. The credit loss component recognized in earnings is identified as the principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

 Loans (including Loans Held for Sale)

Loans are classified as held for investment when management has both the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. Management’s intent and view of the foreseeable future may change based on changes in business strategies, the economic environment, market conditions and the availability of government programs. Loans that are held for investment are reported at the principal balance outstanding, net of unearned interest, unamortized deferred loan fees and costs and the allowance for loan losses. Loans held for sale are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan. Net unrealized losses are recognized by charges to income.

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

When loans are transferred from held for investment to held for sale, specific reserves and allocated pooled reserves included in the allowance for loan and losses are reclassified to reduce the basis of the loans to the lower of cost or estimated fair value less cost to sell.

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

Management also utilizes its assessment of general economic conditions, and other localized economic data to more fully support its loan loss estimates. General economic data may include: inflation rates, savings rates and national unemployment rates. Local data may include: unemployment rates, housing starts, real estate valuations, and other economic data specific to the Company’s market area. Though not specific to individual loans, these economic trends can have an impact on portfolio performance as a whole.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

Uncollectibility is usually determined based on a pre-determined number of days delinquent in the case of consumer loans, or, in the case of commercial loans, is based on a combination of factors including delinquency, collateral and other legal considerations. Consumer loans are charged-off prior to 120 days of delinquency, but could be charged off earlier, depending on the individual circumstances. Mortgage loans are charged down prior to 180 days of delinquency, but could be charged off sooner, again, depending upon individual circumstance. Typically, loans collateralized by residential real estate are partially charged down to the estimated liquidation value, which is generally based on appraisal less costs to hold and liquidate. Commercial and commercial real estate loans are evaluated for impairment and typically reserved based on the results of the analysis, then subsequently charged down to a recoverable value when loan repayment is deemed to be collateral dependent. Loans can be partially charged down depending on a number of factors including: the remaining strength of the borrower and guarantor; the type and value of the collateral, and the ease of liquidating collateral; and whether or not collateral is brought onto the bank’s balance sheet via repossession. In the case of commercial and commercial real estate loans, charge-offs, partial or whole, take place when management determines that full collectability of principal balance is unlikely to occur. Subsequent recoveries, if any, are credited to the allowance. Management’s policies for determining impairment, reserves and charge-offs are reviewed and approved by the Board of Directors on an annual basis, and were not materially changed in 2013.

Troubled debt restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule.  All modified loans are evaluated to determine whether the loans should be reported as a Troubled Debt Restructuring (TDR).  A loan is a TDR when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Company would not otherwise consider. To make this determination, the Company must determine whether (a) the borrower is experiencing financial difficulties and (b) the Company granted the borrower a concession. This determination requires consideration of all of the facts and circumstances surrounding the modification.  An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

Investment in Federal Home Loan Bank Stock: The Company is required as a condition of membership in the Federal Home Loan Bank of Cincinnati (“FHLB”) to maintain an investment in FHLB common stock. The stock is redeemable at par and, therefore, its cost is equivalent to its redemption value. The Company’s ability to redeem FHLB shares is dependent on the redemption practices of the FHLB. The stock is carried at cost and evaluated for impairment.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the assets’ useful lives, estimated to be five to 39 years for buildings, improvements and leasehold improvements. The Company generally uses three to five years for the useful lives of furniture, fixtures, and equipment, using the straight line method, depending on the nature of the asset. Premises and equipment are reviewed for impairment when events indicate the carrying amount may not be recoverable. Maintenance and repairs are expensed and major improvements are capitalized.

Foreclosed Assets: Assets acquired through foreclosure are initially recorded at the lower of cost or fair value less expected selling costs. If fair value declines below the recorded amount, a valuation allowance is recorded through expense. The Company generally evaluates fair market values of foreclosed assets on a quarterly basis, and adjusts accordingly. Holding costs after acquisition are expensed as incurred; however, construction costs to improve a property’s value may be capitalized as part of the asset value.

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

Servicing Assets: Servicing assets represent the allocated value of retained servicing on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates, and then secondarily as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. Loans serviced for others totaled $2.9 million and $4.6 million at December 31, 2013 and 2012, respectively. The Company had net servicing assets of $5,000 and $11,000 at December 31, 2013 and 2012, respectively.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value.

Income Taxes: The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred tax assets are reduced by a valuation allowance, if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. The Company recognizes interest and penalties on income taxes, if applicable, as a component of income tax expense. The Company files consolidated income tax returns with its subsidiaries.

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

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The computation of earnings (loss) per share is based upon the following weighted-average shares outstanding for the years ended December 31:

	2013	2012
Weighted-average common shares outstanding (basic)	7,192,350	3,902,196
Dilutive effect of assumed exercise of stock options	-	16,884
Weighted-average common shares outstanding (diluted)	7,192,350	3,919,080

Options to purchase 156,665 shares of common stock on December 31, 2013 were excluded from the computation of diluted earnings per share because of the loss incurred.

Stock-Based Compensation: The Company has a stock option plan for employees and directors as described in Note 9 (Stock-Based Compensation).  In addition to equity settlement, the stock option plan also allows for cash settlement of options at the recipient’s discretion; therefore, liability accounting applies to this plan. Compensation expense is recognized based on the fair value of these awards at the reporting date. A Black Scholes model is utilized to estimate the fair value of stock options at the date of grant and subsequent remeasurement dates.

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), net of applicable income tax effects. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and unrealized appreciation (depreciation) on held-to-maturity securities for which a portion of an other-than-temporary impairment has been recognized in income. Accumulated other comprehensive income consists solely of unrecognized gains and losses on investment securities, net of taxes.

Restrictions on Cash: Other deposits at the Federal Reserve Bank above the clearing balance requirements earn interest at an overnight rate, and are not restricted. In addition, $1.1 million is held in another institution and is under the control of a third party due to a contractual agreement.

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

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

Advertising and Marketing: Advertising and other marketing costs are expensed as incurred.

Reclassification: Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on net income for any period presented.

New Accounting Pronouncements: In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased the Company’s disclosure surrounding reclassification items out of accumulated other comprehensive income.

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in ASU 2014-04 to Topic 310, “Receivables - Troubled Debt Restructurings by Creditors,” is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014. An entity can elect to adopt the amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2 – ASSETS AND DEPOSITS HELD FOR SALE

In January, 2014, the Bank entered into an agreement to sell and assign certain assets and assign certain deposit and other liabilities of or associated with its branch office located in Marysville, Ohio. Under the terms of the agreement, all assets will be sold at their carrying value as of the closing date, except for fixed assets, which are being sold for $1.5 million. The premium to be paid on deposits is 2.0%, not to exceed $540,000. The carrying value of the assets to be sold and deposits to be assigned have been classified as held-for-sale at December 31, 2013, and are summarized as follows:

The following loans attributable to the Marysville branch are included in loans held-for-sale (in thousands):

Commercial and industrial	$817
Residential real estate and home equity	2,378
Consumer and credit card	2,402
Total	$5,597

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The following are included in premises and equipment held-for-sale (in thousands):

Land	$633
Building and improvements	935
Furniture and fixtures	8
Subtotal	1,576
Less: Accumulated depreciation	171
Total	$1,405

The following are included in deposits held for sale (in thousands):

Non interest-bearing demand	$3,089
Interest-bearing demand	9,847
Money market	2,398
Savings deposits	2,217
Time deposits	5,020
Total	$22,571

In addition to the loans transferred to held-for-sale in connection with the branch sale, the Company also transferred 54 homogenous loans secured by single family residential investor properties to held-for-sale as of December 31, 2013. At December 31, 2013 the loans had an aggregate contractual principal balance of $4.2 million, and aggregate allowance for loan loss allocations of $2.0 million. In connection with the transfer to held-for-sale, the Company recorded a provision for loan losses of $946,000 in the fourth quarter. The loans were transferred to held-for-sale, net of the allowance allocations, at their estimated fair value of $2.2 million.

The Company did not have any assets or deposits classified as held-for-sale at December 31, 2012.

NOTE 3 – SECURITIES

The amortized cost and estimated fair values of securities available-for-sale as of December 31, 2013 and 2012 were as follows (in thousands):

As of December 31, 2013:	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$13,714	$16	$(428)	$13,302
Corporate bonds	6,187	42	(61)	6,168
States and municipal obligations	20,651	283	(484)	20,450
Collateralized debt obligations	1,916	-	(940)	976
Mortgage-backed securities	38,652	731	(331)	39,052
Total	$81,120	$1,072	$(2,244)	$79,948

DCB FINANCIAL CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

As of December 31, 2012:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$16,821	$134	$18	$16,937
Corporate bonds	5,081	86	2	5,165
States and municipal obligations	19,874	918	31	20,761
Mortgage-backed securities	43,432	931	29	44,334
Total	$85,208	$2,069	$80	$87,197

During 2013, the Company sold one of two collateralized debt obligation securities that was previously classified as held-to-maturity.  Proceeds from sale totaled $2.6 million and a gain on sale of $130,000 was recognized from this transaction. In connection with this sale, the Company reclassified the remaining collateralized debt obligation security from held-to-maturity to available-for-sale. At the time of transfer to available-for-sale, the previously recognized non-credit related other than temporary impairment adjusted the amortized cost of the security, resulting in an amortized cost of $1.9 million.  At the date of transfer, the security’s fair value was $1.0 million.

The amortized cost and estimated fair values of securities held-to-maturity as of December 31, 2012 were as follows (in thousands):

	Adjusted Amortized Cost	Gross Unrealized Gains	Estimated Fair Value

Collateralized debt obligations	$1,149	$941	$2,090

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012 (in thousands):

December 31, 2013

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses
U.S. Government and agency obligations	10	$10,680	$428	-	$-	$-	10	$10,680	$428
Corporate bonds	5	2,141	38	2	883	23	7	3,024	61
State and municipal obligations	32	11,012	442	2	822	42	34	11,834	484
Collateralized debt obligations	-	-	-	1	976	940	1	976	940
Mortgage-backed securities and other	11	8,445	231	2	1,189	100	13	9,634	331

Total temporarily impaired securities	58	$32,278	$1,139	7	$3,870	1,105	65	$36,148	$2,244

December 31, 2012
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses
U.S. Government and agency obligations	3	$3,649	$18	-	$-	$-	3	$3,649	$18
Corporate bonds	1	501	2	-	-	-	1	501	2
State and municipal obligations	5	1,630	31	-	-	-	5	1,630	31
Mortgage- backed securities and other	6	4,065	29	-	-	-	6	4,065	29

Total temporarily impaired securities	15	$9,845	$80	-	$-	$-	15	$9,845	$80

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

Certain investments in collateralized debt obligations are reported in the financial statements at an amount less than their historical cost. These declines primarily resulted from changes in market interest rates and failure of certain investments to maintain consistent credit quality ratings. Should the impairment of any of these securities become other-than-temporary, the unrealized losses will be recorded to operations in the period the determination of other-than-temporary impairment is made.

The unrealized losses on the Company’s investments in U.S. Government and agency obligations, corporate bonds, state and political subdivision obligations, and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

The following table provides information about credit losses on investments that were recognized in income (in thousands).

	2013	2012
Credit losses on debt securities held to maturity
Accumulated credit losses at beginning of year	$4,015	$4,015
Realized upon sale of security	(2,931)	-
Accumulated credit losses at end of year	$1,084	$4,015

No other-than-temporary impairment was recognized in 2013 or 2012. The accumulated other-than-temporary impairment recognized was $1.1 million and $4.0 million as of December 31, 2013 and 2012 respectively. The impairment was primarily caused by (a) decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (b) sector downgrade by industry analysts. The Company currently expects the obligations to be settled at a price less than the amortized cost basis of the investments (that is, the Company expects to recover less than the entire amortized cost basis of the security). The Company has recognized a loss equal to the credit loss, establishing a new, and lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. On March 17, 2014, the Company sold its remaining investment in collateralized debt obligations for an immaterial loss.

There are no securities from the same issuer, besides agency investments, greater than 10% of total equity at December 31, 2013.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The amortized cost and estimated fair value of debt securities, at December 31, 2013, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$1,034	$1,038
Due from one to five years	8,545	8,574
Due from five to ten years	21,249	20,906
Due after ten years	11,640	10,378
Mortgage-backed and related securities	38,652	39,052

Total	$81,120	$79,948

Sales of investment securities during the years ended December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012

Proceeds from investments sales	$2,560	$13,409
Gross gains on investment sales	$135	$508
Gross losses on investment sales	$-	$-

Securities with a carrying amount of $65.6 million and $64.0 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits and other obligations.

NOTE 4 – LOANS

At December 31, 2013, loans were comprised of the following (in thousands):

	2013	2012

Commercial and industrial	$122,084	$112,300
Commercial real estate	104,692	111,417
Residential real estate and home equity	96,245	72,137
Consumer and credit card	32,862	21,620
Subtotal	355,883	317,474
Add: Net deferred loan origination fees	165	30

Total loans receivable	$356,048	$317,504

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

Loans to principal officers, directors, and their related affiliates during 2013 and 2012 in the normal course of business were as follows.

	2013	2012

Balance at beginning of year	$469	$638
New loans	1,058	371
Repayments	(87)	(540)
Balance at end of year	$1,440	$469

NOTE 5 – CREDIT QUALITY

Allowance for Loan Losses

The Company’s methodology for estimating probable future losses on loans utilizes a combination of probability of loss by loan grade and loss given defaults for its portfolios. The probability of default is based on both market data from a third-party independent source and actual historical default rates within the Company’s portfolio. A loan is impaired when full payment of interest and principal under the original contractual loan terms is not expected. Commercial and industrial loans, commercial real estate, including construction and land development, and multi-family real estate loans are individually evaluated for impairment. If a loan is impaired, the loan amount exceeding fair value, based on the most current information available is reserved. Management has developed a process by which commercial and commercial real estate loans receiving an internal grade of Vulnerable, Substandard or Doubtful are individually evaluated for impairment through a loan quality review (LQR). The LQR details the various attributes of the relationship and collateral and determines based on the most recent available information if a specific reserve needs to be applied and at what level. The LQR process for all loans meeting the specific review criteria is completed on a quarterly basis. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, such loans are not separately identified for impairment disclosures. This methodology recognizes portfolio behavior while allowing for reasonable loss ratios on which to estimate allowance calculations.

Further, the process for estimating probable loan losses is divided into reviewing impaired loans on an individual basis for probable losses and, as noted above, calculating probable future losses based on historical and market data for homogenous loan portfolios. As the Company’s troubled loan portfolios have been reduced through payoffs, paydowns, and charge-offs, the remaining loan portfolios possess better overall credit characteristics, and based on the Company’s methodology require lower rates of reserving than recent historical levels.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The table below presents allowance for loan losses by loan portfolio (in thousands). Commercial real estate includes real estate construction and land development loans.

For the Year Ended December 31, 2013:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Allowance for loan losses:
Beginning balance:	$365	$1,620	$4,692	$204	$6,881
Chargeoffs	(286)	(86)	(1,038)	(331)	(1,741)
Recoveries	219	823	38	52	1,132
Transfer to held for sale	-	-	(1,965)	-	(1,965)
Provision	3	874	1,246	294	2,417
Ending balance:	$301	$3,231	$2,973	$219	$6,724

Allowance on loans:
Individually evaluated for impairment	$-	$2,304	$1,862	$-	$4,166
Collectively evaluated for impairment	301	927	1,111	219	2,558
Ending balance:	$301	$3,231	$2,973	$219	$6,724

As of December 31, 2013:

Loans:
Individually evaluated for impairment	$-	$7,221	$15,660	$-	$22,881
Collectively evaluated for impairment	32,862	114,863	89,032	96,245	333,002
Ending balance:	$32,862	$122,084	$104,692	$96,245	$355,883

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

For the year ended December 31, 2012

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Allowance for loan losses:
Beginning Balance	$425	$1,952	$6,916	$291	$9,584
Charge Offs	(372)	(1,926)	(1,366)	(74)	(3,738)
Recoveries	224	251	47	18	540
Provision	88	1,343	(905)	(31)	495
Ending Balance	$365	$1,620	$4,692	$204	$6,881

Allowance on loans:
Individually evaluated for impairment	$-	$340	$3,400	$-	$3,740
Collectively evaluated for impairment	365	1,280	1,292	204	3,141
Ending Balance	$365	$1,620	$4,692	$204	$6,881

At December 31, 2012

Loans:
Individually evaluated for impairment	$-	$5,471	$21,883	$-	$27,354
Collectively evaluated for impairment	21,620	106,829	89,534	72,137	290,120
Ending balance	$21,620	$112,300	$111,417	$72,137	$317,474

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

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The following table indicates impaired loans with and without an allocated allowance at December 31, 2013 (in thousands).

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial and industrial	$1,530	$1,530	$-	$3,081	$67
Commercial real estate	9,892	11,788	-	10,005	615
With allowance recorded
Commercial and industrial	5,691	5,833	2,304	2,686	196
Commercial real estate	5,768	7,296	1,862	10,060	308

Total
Commercial and industrial	7,221	7,363	2,304	5,767	263
Commercial real estate	15,660	19,084	1,862	20,065	923

Total	$22,881	$26,447	$4,166	$25,832	$1,186

The following table indicates impaired loans with and without an allocated allowance at December 31, 2012 (in thousands).

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial and industrial	$4,288	$4,437	$-	$3,557	$268
Commercial real estate	5,507	5,998	-	10,067	241

With allowance recorded
Commercial and industrial	1,183	1,248	340	6,208	65
Commercial real estate	16,376	20,008	3,400	15,965	820

Total
Commercial and industrial	5,471	5,685	340	9,765	333
Commercial real estate	21,883	26,006	3,400	26,032	1,061

Total	$27,354	$31,691	$3,740	$35,797	$1,394

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

Included in certain impaired loan categories are troubled debt restructurings that by definition are classified as impaired. At December 31, 2013 and 2012, troubled debt restructurings which were performing in accordance with their modified terms were $262,000 and $1.5 million for commercial loans, $11.8 million and $16.9 million for commercial real estate, respectively.

In addition to these amounts, the Bank had troubled debt restructurings that were impaired and no longer performing in accordance with their modified terms. At year-end 2013, there were $68,000 of 1-4 family residential, $87,000 of commercial, $484,000 of commercial real estate and $711,000 of multi-family residential real estate within that category. At year-end 2012 there were $961,000 of 1-4 family residential, $108,000 of commercial, and $1.1 million of multi-family within that category.

During 2013, the Company modified $21.4 million of loans that were not troubled debt restructures. This consisted of $11.7 million of commercial loans, $7.8 million of commercial real estate loans and $1.9 million of other loans including consumer and residential loans.

During 2012, the Company modified $26.0 million of loans that were not troubled debt restructures. This consisted of $15.2 million of commercial loans, $10.1 million of commercial real estate loans and $637,000 of other loans including consumer and residential loans. These non-troubled debt restructures generally consist of renewals of operating lines of credit, renewals of project development lines of credit and extensions of loans related to real estate.

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Interest income that would have been recognized had nonperforming loans performed in accordance with contractual terms totaled $175,000 and $95,000 for years ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, management viewed all loans past due and still accruing interest as well-secured and in the process of collection.

Loans on nonaccrual status as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Consumer and credit card	$-	$-
Commercial and industrial	4,702	2,815
Commercial real estate	1,398	2,195
Residential real estate and home equity	352	321

Total	$6,452	$5,331

Loans held for sale on nonaccrual status as of December 31, 2013 are $1.2 million.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

Credit Quality Indicators

Credit risk exposure by risk profile and by class of commercial loans was as follows at year-end 2013 (in thousands).

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$111,266	$83,953
Vulnerable-5	2,574	4,785
Substandard-6	8,244	15,954
Doubtful-7	-	-
Loss-8	-	-

Total	$122,084	$104,692

Credit risk exposure by risk profile and by class of commercial loans was as follows at year-end 2012 (in thousands).

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$90,516	$76,708
Vulnerable-5	12,240	12,289
Substandard-6	9,544	22,420
Doubtful-7	-	-
Loss-8	-	-

Total	$112,300	$111,417

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

Years ended December 31, 2013 and 2012

Substandard – 6

Loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. One or more of the following characteristics may be exhibited in loans classified Substandard:

•	Loans, which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source, is uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.

•	Loans are inadequately protected by the current net worth and paying capacity of the obligor.

•	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.

•	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

•	Unusual courses of action are needed to maintain a high probability of repayment.

•	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.

•	The lender is forced into a subordinated or unsecured position due to flaws in documentation.

•	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.

•	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan

•	There is a significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

Doubtful – 7

One or more of the following characteristics may be exhibited in loans classified Doubtful:

•	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

•	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

•	The possibility of loss is high, but, because of certain important pending factors, which may strengthen the loan, loss classification is deferred until its exact status is known. A Doubtful classification is established during this period of deferring the realization of the loss.

Loss – 8

Loans are considered uncollectible and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

For consumer loan classes and residential real estate loans, the Company evaluates credit quality primarily based upon the aging status of the loan, which was previously presented, and by payment activity.

The following table presents the recorded investment in consumer loans and residential real estate loans based on payment activity at the dates indicated (in thousands).

	December 31, 2013
Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$32,862	$95,893
Non-Performing	-	352

Total	$32,862	$96,245

	December 31, 2012
Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$21,592	$71,816
Non-Performing	28	321

Total	$21,620	$72,137

Age Analysis of Past Due Loans

The following table presents past due loans aged as of December 31, 2013 (in thousands).

Category	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Consumer and Credit Card	$90	$92	$-	$182	$32,680	$32,862	$-
Commercial and Industrial	407	-	1,001	1,408	120,676	122,084	-
Commercial Real Estate	49	-	682	731	103,961	104,692	-
Residential Real Estate and Home Equity	374	197	321	892	95,353	96,245	-
Total	$920	$289	$2,004	$3,213	$352,670	$355,883	$-

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The following table presents past due loans aged as of December 31, 2012 (in thousands).

Category	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Consumer and credit card	$37	$101	$28	$166	$21,454	$21,620	$28
Commercial and industrial	20	-	26	46	112,254	112,300	-
Commercial real estate	538	114	2,195	2,847	108,570	111,417	-
Residential real estate and home equity	444	289	321	1,054	71,083	72,137	-
Total	$1,039	$504	$2,570	$4,113	$313,361	$317,474	$28

Troubled Debt Restructurings

Information regarding Troubled Debt Restructuring (“TDR”) loans for the year ended December 31, 2013 and 2012 is as follows (dollars in thousands):

	2013		2012
	Number of contracts	Post- modification outstanding recorded investment	Number of contracts	Post- modification outstanding recorded investment
Consumer and credit card	-	$-	8	$201
Commercial and industrial	4	1,081	-	-
Commercial real estate	8	3,905	4	6,113
Residential real estate and home equity	-	-	-	-
Total	12	$4,986	12	$6,314

As of December 31, 2013, four commercial real estate loans, not included above, totaling $210,000, were modified in 2013 and reclassified to loans held for sale.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The following presents by class loans modified in a TDR during the years ended December 31, 2013 and 2012 that subsequently defaulted (i.e. 60 days or more past due following a modification) during the next twelve month periods (in thousands).

	December 31, 2013		December 31, 2012
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Consumer and Credit Card	-	$-	1	$1
Commercial and Industrial	3	1,075	-	-
Commercial Real Estate	1	484	1	1,076
Residential Real Estate and Home Equity	-	-	-	-

Total	4	$1,559	2	$1,077

The post-modification outstanding recorded investment amounts at each year end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

Included in loans held for sale at of December 31, 2013, are four commercial real estate loans totaling $210,000 which were modified within the previous twelve months and which subsequently defaulted.

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan; however, forgiveness of principal is rarely granted. Depending on the financial condition of the borrower, the purpose of the loan and the type of collateral supporting the loan structure; modifications can be either short-term (12 months of less) or long term (greater than one year). Commercial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor may be requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period.

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

Loans modified in a TDR are typically already on nonaccrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan. The allowance for impaired loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows discounted at the loan’s effective interest rate. Management exercises significant judgment in developing these estimates.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

As mentioned above, an individual loan is placed on a nonaccrual status if, in the judgment of management, it is unlikely that all principal and interest will be received according to the terms of the note. Loans on non-accrual may be eligible to be returned to an accruing status after six months of compliance with the modified terms. However, there are number of factors that could prevent a loan from returning to accruing status, even after remaining in compliance with loan terms for the aforementioned six month period, including deteriorating collateral, negative cash flow changes and inability to reduce debt to income ratios.

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment were as follows at the dates indicated (in thousands):

	December 31,
	2013	2012

Land	$1,266	$1,899
Buildings	13,277	13,787
Furniture and equipment	9,836	9,603
Subtotal	24,379	25,289
Accumulated depreciation	(14,329)	(13,635)
Total premises and equipment	10,050	11,654
Software, net of accumulated amortization	591	382

Total premises and equipment	$10,641	$12,036

The Company had $1.4 million in premises and equipment held for sale associated with the sale of a branch that was completed March 21, 2014.

Depreciation expense totaled $1.1 million and $991,000 for the years ended December 31, 2013 and 2012, respectively.

The Company has entered into operating lease agreements for branch offices and equipment, which expire at various dates through 2023, and provide options for renewals. Rental expense on lease commitments for 2013 and 2012 amounted to $465,000 and $559,000, respectively. The total future minimum lease commitments at December 31, 2013 under these leases are summarized as follows (in thousands).

2014	$562
2015	551
2016	544
2017	322
2018	194
Thereafter	383
Total	$2,556

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

NOTE 7 – INTEREST-BEARING DEPOSITS

Interest-bearing deposits were as follows at the dates indicated (in thousands):

	December 31,
	2013	2012

Interest-bearing demand	$68,382	$74,993
Money market	123,237	101,954
Savings deposits	41,231	36,895
Time deposits
In denominations under $100,000	60,850	87,308
In denominations of $100,000 or more	23,537	51,293

Total	$317,237	$352,443

Scheduled maturities of time deposits were as follows (in thousands):

2014	$66,377
2015	11,209
2016	5,897
2017	683
2018 and after	221
Total	$84,387

At December 31, 2013 and 2012 deposits received from officers, directors and related affiliates were considered to be immaterial to the total amount of total deposits.

NOTE 8 – BORROWED FUNDS

There were no short-term borrowings outstanding at December 31, 2013. As a member of the FHLB of Cincinnati, the Bank has the ability to obtain borrowings based on its investment in FHLB stock and other qualified collateral. FHLB advances are collateralized by a blanket pledge of the Bank’s qualifying 1-4 family loan portfolio and all shares of FHLB stock. At December 31, 2013 total pledged loans was $124.9 million and investment in FHLB Stock was $3.8 million. Those amounts at December 31, 2012 were $65.9 million and $3.8 million respectively. The Bank had a $50.7 million line of credit with no outstanding balance at December 31, 2013 with the Federal Reserve Bank of Cleveland through its Discount Window. The Bank has pledged loans totaling $75.4 million at December 31, 2013

The following is a summary of borrowings outstanding at year ending December 31 2013 and 2012 (in thousands):

	2013	2012

Total Borrowings:
FHLB advances	$4,838	$7,498

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

In the fourth quarter of 2013, DCB prepaid $4.4 million of fixed rate FHLB advances with a contractual average interest rate of 4.61% and a weighted average remaining term to maturity of 1.4 years. The transaction was accomplished by extending the maturity date of the advances and rolling the net present value of the advances into the funding cost of the new structure. As a result of the restructure, DCB was required to pay a prepayment penalty of $268,000 to the FHLB. In accordance with ASC 470-50, Debt - Modification and Exchanges, the new advances were considered a minor modification. The prepayment penalty was deferred and will be recognized in interest expense over the life of the new advances.

As of the dates indicated, the contractual amounts of FHLB long term advances mature as follows (in thousands).

	December 31, 2013		December 31, 2012

		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
2013	$-	-%	$454	3.08%
2014	-	-%	888	4.10%
2015	257	0.51%	4,048	4.94%
2016	1,530	0.84%	-	-%
2017	590	1.12%	-	-%
2018 and after	2,461	2.42%	2,108	4.34%
	$4,838	1.66%	$7,498	4.56%

The Bank has access to various credit facilities through the FHLB, including an overnight line of credit, a one-month line of credit, and a Term Advance Program, under which it can borrow at various terms and interest rates. All of the credit facilities are subject to meeting certain ongoing collateral requirements of the FHLB. In addition to pledging securities, the Bank has also pledged, under a blanket collateral agreement, certain residential mortgage loans with balances at December 31, 2013 of $101.8 million. At December 31, 2013, the Bank had borrowed $4.8 million against the pledged mortgages. At December 31, 2013, the Bank had $75.3 million available under its various credit facilities with the FHLB.

NOTE 9 – RETIREMENT PLANS

The Company provides a 401(k) savings plan (the “Plan”) for all eligible employees. To be eligible, an individual must complete six months of employment and be 20 or more years of age. Under provisions of the Plan, a participant can contribute a certain percentage of their compensation to the Plan up to the maximum allowed by the IRS. The Company also matches a certain percentage of those contributions up to a maximum match of up to 3% of the participant’s compensation. The Company may also provide additional discretionary contributions, but did not do so in 2013 or 2012. Employee voluntary contributions are vested immediately and Company contributions are fully vested after three years. The 2013 and 2012 expenses related to the Plan were $173,000 and $127,000, respectively.

The Company maintains a deferred compensation plan for the benefit of certain officers. The plan is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The amount of each officer’s benefit will generally depend on their salary, and their length of employment. The Company accrues the cost of this deferred compensation plan during the working careers of the officers. Expense under this plan totaled $0 and $108,000 in 2013 and 2012, respectively. The total accrued liability under this plan was $1.2 million and $707,000 at December 31, 2013 and 2012, respectively. In addition to recognizing expense associated with the plan, the Company funds the vested amounts, $1.0 million and $457,000, into separate accounts held in custody by the Company’s trust department at December 31, 2013 and 2012, respectively.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The Company has purchased insurance contracts on the lives of the participants in the supplemental post-retirement benefit plan and has named the Company as the beneficiary. While no direct connection exists between the deferred compensation plan and the life insurance contracts, it is management’s current intent that the earnings on the insurance contracts be used as a funding source for benefits payable under the plan.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Option Plan: The Company’s shareholders approved an employee share option Plan (the “Plan”) in May 2004. This Plan grants certain employees the right to purchase shares at a predetermined price. The Plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. During the years ended December 31, 2013 and 2012, options for 13,889 and 75,958 shares, respectively, were granted to employees under the Plan, at an exercise price of $5.40 and $4.50, respectively. At December 31, 2013, 145,615 shares were exercisable and there were no shares were available for grant under this Plan.

The Company recorded $129,000 and $(235,000) in compensation cost for equity-based awards for the years ended December 31, 2013 and 2012, respectively. A summary of the status of the Company’s stock option plan as of December 31, 2013, and changes during the year is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at beginning of year	261,098	$10.38	7.2 years
Granted	13,889	5.40	9.2 years
Exercised	(3,818)	3.50	-
Forfeited	(20,651)	13.98	-

Outstanding at end of year	250,518	$9.91	6.4 years	$316,704

Options exercisable at year end	145,615	$13.79	5.0 years	$134,519

Weighted-average fair value of options granted during the year ended December 31, 2013		$2.45

Weighted-average fair value of options granted during the year ended December 31, 2012		$1.97

In determining the fair value of the stock options granted in 2013, the Company utilized a Black-Scholes valuation model with a risk-free interest rate of 2.25%, an expected dividend yield of zero, an expected common stock price volatility of 30%, and an expected life of 10 years. In determining the fair value of the stock options granted in 2012, the Company utilized a Black-Scholes valuation model with a risk-free interest rate of 1.77%, an expected dividend yield of zero, an expected common stock price volatility of 30%, and an expected life of 10 years.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The intrinsic value of options exercised during 2013 and 2012 were $7,000 and $1,000 respectively.

The following table depicts activity in nonvested shares in 2013.

Nonvested
Shares
Nonvested at January 1, 2013	138,661
Granted	13,889
Vested	(39,072)
Forfeited or expired	(8,575)
Nonvested at December 31, 2013	104,903

At December 31, 2013, unrecognized compensation expense to be recognized over the remaining vesting period of outstanding options is $294,000.

The following information applies to options outstanding at December 31, 2013:

Number Outstanding	Range Of Exercise Prices
46,039	$23.00 - $30.70
25,612	$14.15 - $16.90
22,202	$ 7.50 - $ 9.00
156,665	$ 3.50 - $ 5.40

NOTE 11 – FEDERAL INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and franchise tax returns in Ohio. Income tax expense (benefit) for the years ended December 31, 2013 and 2012 included the following components (in thousands).

	2013	2012
Current	$-	$-
Deferred	(1,918)	88
Valuation allowance	1,620	(157)
Totals	$(298)	$(69)

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax rate to income before income taxes was as follows (in thousands):

	2013	2012
Income tax benefit computed at the statutory federal income tax rate	$(1,098)	$181
Tax exempt income	(1,002)	(360)
Change in valuation allowance	1,620	217
Other	(324)	(107)
Totals	$(298)	$(69)

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

Year-end deferred tax assets and liabilities were comprised of the following (in thousands).

	2013	2012
Deferred tax assets
Allowance for loan losses	$3,369	$2,340
Depreciation	92	117
Deferred compensation	54	159
Alternative minimum tax carry forward	145	145
Other-than-temporary impairment losses	369	1,365
Other	151	200
Expenses on foreclosed real estate	70	370
Unrealized loss on other-than-temporary impairment on held-to-maturity securities	-	975
NOL carry forward	7,460	5,012
Subtotal	11,710	10,683

Deferred tax liabilities
FHLB stock dividends	(455)	(455)
Unrealized loss (gain) on available-for-sale securities	399	(676)
Other	(87)	(4)
Subtotal	(143)	(1,135)
Net deferred tax asset	11,567	9,548
Less: valuation allowance	(11,168)	(9,548)
Total	$399	$-

At December 31, 2013, the Company had a $21.9 million net operating loss carry forward that begins to expire in 2030.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS

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

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The contractual amount of financing instruments with off-balance sheet risk was as follows at year-end (in thousands).

	2013		2012
	Fixed rate	Variable rate	Fixed rate	Variable rate

Commitments to extend credit	$1,475	$22,983	$3,769	$27,074
Unused lines of credit and letters of credit	$1,113	$92,237	$1,230	$87,251

Commitments to make loans are generally made for periods of 30 days or less. Maturities for loans subject to these fixed-rate commitments range from up to 1 to 30 years. In the opinion of management, outstanding loan commitments equaled or exceeded prevalent market interest rates at December 31, 2013, such commitments were underwritten in accordance with normal loan underwriting policies, and all disbursements will be funded via normal cash flows from operations and existing excess liquidity.

Legal Proceedings

There is no pending material litigation, other than routine litigation incidental to the business of the Company and Bank. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Company is a party or has a material interest, which is adverse to the Company or Bank. Finally, there is no litigation in which the Company or Bank is involved which is expected to have a material adverse impact on the financial position or results of operations of the Company or Bank.

NOTE 13 – ISSUANCE AND SALE OF COMMON STOCK

In December 2012, the Company raised $13.2 million in connection with the sale of 3,474,964 shares of common stock at $3.80 per share. The sale was comprised of 3,226,091 shares that were newly issued and 248,873 shares of treasury stock.

NOTE 14 – REGULATORY CAPITAL

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Capital adequacy guidelines and, additionally for banks, prompt corrective-action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet various capital requirements can initiate regulatory action.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank met the well-capitalized requirements, as publicly defined, at December 31, 2013.

The Bank entered into a Written Agreement with the ODFI and a Consent Order with the FDIC effective October 28, 2010, which addressed matters pertaining to, among other things: management and operations of the Bank; credit risk management practices and credit administration policies and procedures; Bank actions with respect to problem assets; reserves for loan and lease losses; strengthening the capital position of the Bank; the strategic plan and budget for fiscal 2012; staffing; and submitting a funding contingency plan for the Bank that identifies available sources of liquidity and includes a plan for dealing with potential adverse economic and market conditions. The Written Agreement and Consent Order were terminated on October 3, 2013.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

On June 29, 2010, the Company entered into a Memorandum of Understanding (“MOU”) with the FRB, which provided that the Company may not declare or pay cash dividends to its shareholders, repurchase any of its shares, or incur or guarantee any debt without the prior approval of the FRB. The MOU was terminated on November 18, 2013.

Actual and required capital ratios are presented below at year-end (dollars in thousands).

	Actual		For capital adequacy purposes		To be well capitalized under Prompt Corrective Action Provisions (in 2013) and pursuant to the Consent Order and Written Agreement (2012)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013:
Total capital to risk-weighted assets
Consolidated	$50,644	13.82%	$29,321	8.0%	N/A	N/A
Bank	$49,473	13.50%	$29,321	8.0%	$36,651	10.0%
Tier-1 (core) capital to risk-weighted assets
Consolidated	$46,036	12.56%	$14,661	4.0%	N/A	N/A
Bank	$44,865	12.24%	$14,661	4.0%	$21,992	6.0%
Tier-1 (core) capital to average assets
Consolidated	$46,036	9.00%	$20,456	4.0%	N/A	N/A
Bank	$44,865	8.77%	$20,456	4.0%	$25,570	5.0%

December 31, 2012:
Total capital to risk-weighted assets
Consolidated	$53,808	13.46%	$31,990	8.0%	N/A	N/A
Bank	$44,505	11.02%	$32,320	8.0%	$52,519	13.0%
Tier-1 (core) capital to risk-weighted assets
Consolidated	$48,968	12.25%	$15,995	4.0%	N/A	N/A
Bank	$39,665	9.82%	$16,160	4.0%	$36,360	9.0%
Tier-1 (core) capital to average assets
Consolidated	$48,968	9.79%	$20,017	4.0%	N/A	N/A
Bank	$39,665	7.93%	$20,017	4.0%	$45,038	9.0%

Banking regulations limit capital distributions by the Bank. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2013 and 2012, the Bank was unable to make dividend distributions to the Company without prior regulatory approval.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

NOTE 15 – FAIR VALUE MEASUREMENTS

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

Cash and Cash Equivalents: The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents is deemed to be fair value and are classified as Level 1 of the fair value hierarchy.

Available for Sale Investment Securities: Fair values for investment securities are determined by quoted market prices if available (Level 1). For securities where quoted prices are not available, fair values are estimated based on market prices of similar securities. For securities where quoted prices or market prices of similar securities are not available, fair values are estimated using matrix pricing, which is a mathematical technique widely used in the industry to value investment securities without relying exclusively on quoted prices for the specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities (Level 2). Any investment security not valued based upon the methods above is considered Level 3.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The Company utilizes information provided by a third-party investment securities portfolio manager in analyzing the investment securities portfolio in accordance with the fair value hierarchy of ASC 820. The portfolio manager’s evaluation of investment security portfolio pricing is performed using a combination of prices and data from other sources, along with internally developed matrix pricing models. The third-party’s month-end pricing process includes a series of quality assurance activities where prices are compared to recent market conditions, previous evaluation prices, and between the various pricing services. These processes produce a series of quality assurance reports on which price exceptions are identified, reviewed and where appropriate, securities are re-priced. In the event of a materially different price, the third party will report the variance and review the pricing methodology in detail. The results of the quality assurance process are incorporated into the selection of pricing providers by the third party.

Collateralized Debt Obligations: Estimated fair value for collateralized debt obligations is based on independent third-party evaluations including discounted cash flows and other market assumptions. The methods used to estimate the fair value of the securities do not necessarily represent an exit price and due to the significant judgment involved, these securities are classified Level 3.

Loans: For fixed rate loans and for variable rate loans with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. For loans held on balance sheet, the discounted fair value is further reduced by the amount of reserves held against the loan portfolios. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price and due to the significant judgment involved in evaluating credit quality, loans are classified Level 3.

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

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2013 and December 31, 2012, the fair value of loan commitments was not material.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments are as follows (in thousands):

At December 31, 2013:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$25,357	$25,357	$25,357	$-	$-
Securities available-for-sale	79,948	79,948	-	78,972	976
Loans (net of allowance) (1)	357,130	348,295	-	-	348,295
FHLB stock	3,799	3,799	-	3,799	-
Accrued interest receivable	1,356	1,356	-	-	1,356

Financial liabilities
Noninterest-bearing deposits (2)	$112,711	$112,711	$-	$112,711	$-
Interest-bearing deposits (2)	317,237	318,107	-	318,107	-
FHLB advances	4,838	4,838	-	4,838	-
Accrued interest payable	112	112	-	-	112

(1)	Includes loans held for sale

(2)	Includes deposits held for sale

At December 31, 2012:	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3

Financial assets
Cash and cash equivalents	$63,307	$63,307	$63,307	$-	$-
Securities available-for-sale	87,197	87,197	-	87,197	-
Securities held-to-maturity	1,149	2,090	-	-	2,090
Loans (net of allowance)	310,623	307,729	-	-	307,729
FHLB stock	3,799	3,799	-	3,799	-
Accrued interest receivable	1,287	1,287	-	-	1,287

Financial liabilities
Noninterest-bearing deposits	$95,847	$95,847	-	$95,847	$-
Interest-bearing deposits	352,443	352,759	-	352,759	-
FHLB advances	7,498	7,498	-	7,498	-
Accrued interest payable	208	208	-	-	208

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government and agency obligations	$13,302	$-	$13,302	$-
State and municipal obligations	20,450	-	20,450	-
Corporate bonds	6,168	-	6,168	-
Collateralized debt obligation	976	-	-	976
Mortgage-backed securities and other	39,052	-	39,052	-
Total	$79,948	$-	$78,972	$976

		Fair Value Measurements Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$16,937	$-	$16,937	$-
State and municipal obligations	20,761	-	20,761	-
Corporate bonds	5,165	-	5,165	-
Mortgage-backed and other securities	44,334	-	44,334	-
Total	$87,197	$-	$87,197	$-

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2013 for the collateralized debt obligation measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement.

Level 3 Fair Value Measurements Year ended December 31, 2013
Balance, beginning of year	$-
Transferred from held-to-maturity during the year	1,004
Total gains/losses:
Included in earnings	-
Included in other comprehensive loss	(28)
Balance, end of year	$976

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

Certain collateralized debt obligations are classified as available for sale at December 31, 2013 and were classified as held-to-maturity at December 31, 2012. The Company recognized other-than-temporary impairment on the securities as of December 31, 2013, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.

Impaired loans

At December 31, 2013 and 2012, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012 (in thousands).

		Fair Value Measurements Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$22,881	$-	$-	$22,881
Real estate owned	1,219	-	-	1,219

		Fair Value Measurements Using
December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateralized debt obligations	$2,090	$-	$-	$2,090
Impaired loans	27,354	-	-	23,370
Real estate owned	3,671	-	-	3,671

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

NOTE 16 – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of DCB Financial Corp for the years ended December 31 is as follows:

CONDENSED BALANCE SHEETS

	2013	2012
Assets
Cash	$948	$13,332
Investment in subsidiaries	44,336	39,249

Total assets	$45,284	$52,581

Liabilities
Other liabilities	$20	$84
Payables to subsidiaries	-	4,108

Shareholders’ Equity	45,264	48,389

Total liabilities and shareholders’ equity	$45,284	$52,581

CONDENSED STATEMENTS OF OPERATIONS

	2013	2012

Dividends from subsidiaries	$-	$-
Equity in undistributed (loss) earnings of subsidiaries	(2,805)	4,781
Other	-	-
Total income (loss) income	(2,805)	4,781
Operating expenses	(126)	444
Federal income tax	-	-

Net (loss) income	$(2,931)	$4,337

Note: At December 31, 2012, DCB Financial Corp had a payable to the Bank in the amount of $3,735. In a prior year, the Bank evaluated the corresponding receivable for collectability and it was written off. As of December 31, 2012, the Bank receivable was deemed collectable and was accordingly reflected in the Bank’s financial statements. The re-establishment of the Bank receivable in 2012 resulted in the difference between the parent company only net income and the consolidated net income for 2012. This amount was fully repaid on January 9, 2013.

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

CONDENSED STATEMENTS OF CASH FLOWS

	2013	2012
Cash flows from operating activities
Net (loss) income	$(2,931)	$4,337
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Excess distributions from subsidiaries	2,805	(4,781)
Net change in other assets and liabilities	(4,171)	59
Net cash from operating activities	(4,297)	(385)

Cash flows used in investing activities
Investments in affiliates	5	-
Net cash from investing activities	5	-

Cash flows from financing activities
Repayment of short-term borrowings	-	-
Capitalized interest of intercompany payable	-	373
Investment in Subsidiary	(8,092)	-
Proceeds from issuance of common stock	-	12,931
Net cash from financing activities	(8,092)	13,304

Net change in cash	(12,382)	12,919

Cash at beginning of year	13,332	413

Cash at end of year	$948	$13,332

NOTE 17 – DETAILS OF OPERATING EXPENSES

The following table details the composition of occupancy and equipment expenses for the years ended December 31, 2013 and 2012.

(In thousands)	2013	2012

Bank occupancy expense	$1,590	$748
Equipment lease	342	46
Equipment depreciation	303	879
Software maintenance	824	750
Other	10	485

Total	$3,069	$2,908

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

The following table details the composition of other operating expenses for the years ended December 31, 2013 and 2012.

(In thousands)	2013	2012

ATM and debit cards	$772	$653
Telephone	320	331
Loan	482	529
Real estate taxes	281	351
OREO expenses	22	328
Other operating	1,065	1,280

Total	$2,942	$3,472

NOTE 18 – QUARTERLY FINANCIAL DATA (Unaudited)

The following tables summarize the Company’s quarterly results for the years ended December 31, 2013 and 2012.

(Dollars in thousands, except share and per share data)	2013
	Fourth	Third	Second	First
Interest income	$4,372	$4,316	$4,245	$4,146
Interest expense	369	425	494	530
Net interest income	4,003	3,891	3,751	3,616
Provision for loan losses	3,307	-	(240)	(650)
Net interest income after provision for loan losses	696	3,891	3,991	4,266
Other non-interest income	1,116	1,192	1,351	1,308
Other non-interest expense	4,914	5,230	5,440	5,456
(Loss) income before income tax expense	(3,102)	(147)	(98)	118
Income tax benefit	-	(20)	(254)	(24)
Net (loss) income	$(3,102)	$(127)	$156	$142

Stock and related per share data
Basic and diluted (loss) earnings per common share	$(0.43)	$(0.02)	$0.02	$0.02
Basic weighted average common shares outstanding	7,192,350	7,192,350	7,192,350	7,192,350
Diluted weighted average common shares outstanding	7,192,350	7,192,350	7,227,901	7,223,144

DCB FINANCIAL CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2013 and 2012

(Dollars in thousands, except share and per share data)	2012
	Fourth	Third	Second	First
Interest income	$4,505	$4,579	$4,725	$5,039
Interest expense	605	743	857	1,033
Net interest income	3,900	3,836	3,868	4,006
Provision for loan losses	(300)	65	255	475
Net interest income after provision for loan losses	4200	3,771	3,613	3,531
Other non-interest income	944	1,158	1,234	1,688
Other non-interest expense	5,203	4,750	4,782	4,871
(Loss) income before income tax expense	(59)	179	65	348
Income tax expense (benefit)	87	(127)	(218)	189
Net (loss) income	$(146)	$306	$283	$159

Stock and related per share data
Basic and diluted (loss) earnings per common share	$(0.03)	$0.08	$0.08	$0.04
Basic weighted average common shares outstanding	3,902,196	3,717,385	3,717,385	3,717,385
Diluted weighted average common shares outstanding	3,902,196	3,739,777	3,740,349	3,736,217

NOTE 19 – SUBSEQUENT EVENT

On March 21, 2014, the Bank closed the previously announced sale of its Marysville branch (the “Branch”) to Merchants National Bank, a national bank headquartered in Hillsboro, Ohio (“Merchants”). Merchants acquired certain assets and assumed certain liabilities of the Branch, including the assumption of $19.4 million in deposit liabilities and the purchase of $4.8 million in loans related to the Branch.

The amounts related to the sale are as follows (in thousands):

Deposits assumed	$19,403
Loans sold (at book value)	(4,750)
Property and equipment (agreed upon value)	(1,500)
Cash on hand	(261)
Premium on deposits	(441)
Other, net	13
Cash paid to Merchants	$12,464

Due to operational restrictions, certain loans will be transferred to the buyer after the closing.

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

There were no changes in internal control over financial reporting during the quarter ended December 31, 2013, that materially impacted, or are likely to materially impact, internal control over financial reporting in the future.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2013, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2013. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in the Company's Proxy Statement to Shareholders in connection with its 2014 Annual Meeting (the “2014 Proxy Statement”), under the headings “Proposal 1 — Election of Directors and Information with Respect to Directors and Officers”, “Board of Directors and Selected Committees”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

The Company’s Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers, and employees, including its principal executive, principal financial, and principal accounting officers. A copy of the code of ethics will be provided, at no cost, upon written request to the attention of Mr. Jay D. Wolf, First Vice President Marketing and Customer Relations, at the Company’s main office, 110 Riverbend Avenue Lewis Center, Ohio 43035. In addition, a copy of the Code of Ethics and Business Conduct is posted on our website at http://www.dcbfinancialcorp.com. In the event we make any amendment to, or grant any waiver of, a provision of the Code of Ethics and Business Conduct that applies to the principal executive officer, a principal financial officer, principal accounting officer, or controller, or persons performing similar functions that require disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the reasons for it, and the nature of any waiver, the name of the person to whom it was granted, and the date, on our internet website.

Item 11. Executive Compensation

The information required by this item is set forth in the Company's 2014 Proxy Statement under the headings “Executive Compensation and Other Information” and “Board of Directors and Selected Committees." Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about beneficial ownership of DCB common shares required by this item is set forth in the Company's 2014 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth in the Company's 2014 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Board of Directors and Selected Committees”, “Selection of Auditors” and “Principal Accounting Firm Fees.” Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item is set forth in the Company's 2014 Proxy Statement under the heading "Information Concerning Independent Registered Public Accountants", and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Exhibits

	2.1	Branch Purchase and Assumption Agreement by and between The Delaware County Bank & Trust Company and Merchants National Bank dated January 10, 2014 (incorporated by reference to Registrant’s Form 8-K filed on January 10, 2014, Exhibit 2.1 (File No.000-22387)
	3.1	Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 3.1 (File No.000-22387)
	3.2	Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 3.2 (File No. 000-22387)
	4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt. (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)
	10.1*	Employment agreement with Ronald J. Seiffert (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)
	10.2*	Extension of Employment Agreement dated December 12, 2013 by and between DCB Financial Corp, The Delaware County Bank and Trust Company and Ronald J. Seiffert (incorporated by reference to Registrant’s Form 8-K filed on December 12, 20134, Exhibit 10.1 (File No. 000-22387)
	10.3*	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)
	10.4*	Special Incentive Agreement with Ronald J. Seiffert (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)
	10.5*	Plan for Payment of Fees in DCB Financial Corp Common Stock (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)
	10.6*	The Delaware County Bank & Trust Company Senior Manager Severance Policy (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)
	10.7*	Annual Incentive Compensation Program Description (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)
	10.8*	The Delaware County Bank & Trust Company Executive Deferred Compensation Plan, with amendments (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387)
	21	Subsidiaries of DCB Financial Corp
	23	Consent of Plante & Moran PLLC
	31.1	Rule 13a-14 (a) Certifications
	31.2	Rule 13a-14 (a) Certifications
	32.1	Section 1350 Certifications
	32.2	Section 1350 Certifications
	101**	The following materials have been furnished, not filed from DCB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*Compensatory agreement or arrangement.

**Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2014	DCB FINANCIAL CORP

Signatures	Title

/s/ RONALD J. SEIFFERT	President (Principal Executive Officer),
Ronald J. Seiffert	CEO and Director

/s/ J. DANIEL MOHR	Executive Vice President and Chief Financial
J. Daniel Mohr	Officer

/s/ VICKI J. LEWIS	Director, Chairman of the Board
Vicki J. Lewis

/s/ EDWARD A. POWERS	Director
Edward A. Powers

/s/ ADAM STEVENSON	Director
Adam Stevenson

/s/ DONALD J. WOLF	Director
Donald J. Wolf

/s/ GERALD L. KREMER, MD	Director
Gerald L. Kremer

/s/ MARK H. SHIPPS	Director
Mark H. Shipps

/s/ BART E. JOHNSON	Director
Bart E. Johnson

/s/ MICHAEL A. PRIEST	Director
Michael A. Priest

/s/ TOMISLAV MITEVSKI	Director
Tomislav Mitevski

Director
Jerome Harmeyer

