Form 10-Q
period 2014-03-31
DCB FINANCIAL CORP
filed 2014-05-15
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2014

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

Yes ☐     No ☒

As of May 1, 2014, the latest practicable date, 7,192,350 shares of the registrant’s no par value common stock were issued and outstanding.

DCB FINANCIAL CORP

FORM 10-Q

2.

DCB FINANCIAL CORP

FORM 10-Q

CONSOLIDATED STATEMENTS OF CONDITION

	March 31, 2014	December 31, 2013
	(Dollars in thousands, except share and per share data)
	(Unaudited)
Assets
Cash and due from financial institutions	$7,309	$6,110
Interest-bearing deposits	18,176	19,247
Total cash and cash equivalents	25,485	25,357

Securities available-for-sale	78,454	79,948

Loans	352,246	356,048
Less allowance for loan losses	(5,345)	(6,724)
Net loans	346,901	349,324

Loans held for sale	2,213	7,806
Real estate owned	1,563	1,219
Investment in FHLB stock	3,250	3,799
Premises and equipment, net	10,407	10,641
Premises and equipment held for sale	-	1,405
Bank-owned life insurance	19,535	19,297
Accrued interest receivable and other assets	6,326	3,623
Total assets	$494,134	$502,419

Liabilities and stockholders’ equity
Liabilities:
Deposits:
Non-interest bearing	$104,615	$109,622
Interest bearing	335,182	317,237
Total deposits	439,797	426,859

Deposits held for sale	-	22,571
Federal Home Loan Bank advances	4,831	4,838
Accrued interest payable and other liabilities	3,109	2,887
Total liabilities	447,737	457,155

Stockholders’ equity:
Common stock, no pm value 7,500,000 shares authorized and issued at March 31, 2014 and December 31, 2013	15,771	15,771
Retained earnings	37,800	37,683
Treasury stock, at cost, 307,650 shares at March 31, 2014 and December 31, 2013	(7,416)	(7,416)
Accumulated other comprehensive income (loss)	242	(774)
Total stockholders’ equity	46,397	45,264
Total liabilities and stockholders’ equity	$494,134	$502,419

Common shares outstanding	7,192,350	7,192,350
Book value per common share	$6.45	$6.29

See Notes to the consolidated financial statements.

3.

 DCB FINANCIAL CORP

FORM 10-Q

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the three months ended March 31,
	2014	2013
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$3,738	$3,551
Securities	553	566
Federal funds sold and interest bearing deposits	13	29
Total interest income	4,304	4,146

Interest expense:
Deposits:
Savings and money market accounts	131	101
Time accounts	128	324
NOW accounts	21	26
Total	280	451

FHLB advances	36	79
Total interest expense	316	530

Net interest income	3,988	3,616
Provision for loan losses	-	(650)
Net interest income after provision for loan losses	3,988	4,266

Non-interest income:
Service charges	511	547
Wealth management fees	293	316
Treasury management fees	56	62
Income from bank-owned life insurance	239	240
Loss on loans held for sale	(245)	-
Gain on the sale of REO	-	84
Loss on the sale of securities available-for-sale	(140)	-
Gain on sale of branch	438	-
Other non-interest income	40	59
Total non-interest income	1,192	1,308

Non-interest expense:
Salaries and employee benefits	2,779	2,972
Occupancy and equipment	804	793
Professional services	421	456
Advertising	81	107
Office supplies, postage and courier	95	106
FDIC insurance premium	168	210
State franchise taxes	65	153
Other non-interest expense	650	659
Total non-interest expense	5,063	5,456

Income before income taxes	117	118

Income tax benefit	-	(24)
Net income	$117	$142

Share and Per Share Data
Basic average common shares outstanding	7,192,350	7,192,350
Diluted average common shares outstanding	7,244,716	7,223,144
Basic and diluted earnings per common share	$0.02	$0.02

See Notes to the consolidated financial statements.

4.

 DCB FINANCIAL CORP

FORM 10-Q

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31,

(Dollars in thousands)

	2014	2013

Net income	$117	$142

Other comprehensive income:

Net unrealized gains on securities available-for-sale, net of related taxes of $571	1,108	-

Reclassification adjustment for losses recognized in income statement, net of related taxes of $(48)	(92)	-

Unrealized gains on securities transferred to available-for-sale, net of related taxes of $12	-	23

Amortization of unrealized losses on held-to-maturity securities, net of taxes of $12	-	23

Total other comprehensive income	1,016	46

Comprehensive income	$1,133	$188

See Notes to the consolidated financial statements.

5.

DCB FINANCIAL CORP

FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Dollars in thousands)

	2014	2013
Cash flows from operating activities
Net income	$117	$142
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	273	254
Provision for loan losses	-	(650)
Deferred income taxes	-	(24)
Loss on loans held for sale	245	-
Loss on sale of securities available-for-sale	140	-
Gain on sale of real estate owned	-	(84)
Gain on sale of branch	(438)	-
Stock option plan expense	60	79
Premium amortization on securities, net	270	442
Earnings on bank owned life insurance	(238)	(240)
Net changes in other assets and other liabilities	(3,064)	284
Net cash provided by (used in) operating activities	(2,635)	203
Cash flows from investing activities
Securities
Purchases	(5,949)	(6,730)
Proceeds from sales	2,133	-
Proceeds from maturities, principal payments and calls	6,439	9,299
Net change in loans	2,644	(10,785)
Proceeds from sale of real estate owned	33	1,393
Premises and equipment expenditures	(50)	(289)
Decrease from sale of branch	(12,464)	-
Net cash used in investing activities	(7,214)	(7,112)
Cash flows from financing activities
Net change in deposits	9,435	(1,001)
Repayment of Federal Home Loan Bank advances	(7)	(1,114)
Proceeds from sale of FHLB stock	549	-
Net cash provided by (used in) financing activities	9,977	(2,115)

Net change in cash and cash equivalents	128	(9,024)
Cash and cash equivalents at beginning of year	25,357	63,307

Cash and cash equivalents at end of year	$25,485	$54,283

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$328	$537
Non-cash investing and financing activities
Transfer of loans to real estate owned	$377	$-
Transfer to loans held for sale	$87	$-

See Notes to the consolidated financial statements.

6.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary Of Significant Accounting Policies

These consolidated interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of DCB Financial Corp (the “Company”) at March 31, 2014, and its results of operations and cash flows for the three month periods ended March 31, 2014 and 2013. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements, and notes thereto, included in its Annual Report as of December 31, 2013. Refer to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report as of December 31, 2013. The Company has consistently followed these policies in preparing this Form 10-Q. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the entire year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, DCB Insurance Services, Inc. and ORECO, Inc. (collectively referred to herein after as the “Company”). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Management considers the Company to operate within one business segment, banking.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Deferred tax, net of valuation allowances, at March 31, 2014 and December 31, 2013 were comprised entirely of the deferred tax amount generated by the unrealized gain or loss position of the available for sale securities portfolio.

Earnings per share

Earnings per common share is net income divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares under stock options. Weighted-average shares for basic and diluted earnings per share are presented below.

	Three Months Ended
	March 31,
	2014	2013
Weighted-average common shares outstanding (basic)	7,192,350	7,192,350

Dilutive effect of assumed exercise of stock options	52,366	30,974

Weighted-average common shares outstanding (diluted)	7,244,716	7,223,144

There were 153,506 shares included in the computation of common share equivalents for the three-month period then ended because the average fair value of the shares was greater than the exercise price.

7.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Options to purchase 122,437 shares of common stock with a weighted-average exercise price of $16.46 were outstanding at March 31, 2013. There were 28,918 vested shares included in the computation of common share equivalents for the three-month period then ended because the average fair value of the shares was greater than the exercise price.

Stock-Based Compensation

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

Significant Accounting Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

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

The valuation of other assets requires that management utilize a variety of estimates and analysis to determine whether an asset is impaired or other-than-temporarily impaired (“OTTI”). After determining the appropriate methodology for fair value measurement, management then evaluates whether or not declines in fair value below book value are temporary or other-than-temporary impairments. When the Company does not intend to sell a debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Loans (including Loans Held for Sale): Loans are classified as held for investment when management has both the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. Management’s intent and view of the foreseeable future may change based on changes in business strategies, the economic environment, market conditions and the availability of government programs. Loans that are held for investment are reported at the principal balance outstanding, net of unearned interest, unamortized deferred loan fees and costs and the allowance for loan losses. Loans held for sale are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan. Net unrealized losses are recognized by charges to income.

8.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

9.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Troubled debt restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule.  All modified loans are evaluated to determine whether the loans should be reported as a Troubled Debt Restructuring (“TDR”).  A loan is a TDR when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Company would not otherwise consider. To make this determination, the Company must determine whether (a) the borrower is experiencing financial difficulties and (b) the Company granted the borrower a concession. This determination requires consideration of all of the facts and circumstances surrounding the modification.  An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

Note 2 – Securities

As of March 31, 2014:

The amortized cost and estimated fair values of securities available-for-sale were as follows (in thousands):

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$13,733	$25	$(286)	$13,472
Corporate bonds	6,152	38	(49)	6,141
States and municipal obligations	20,680	346	(298)	20,728
Mortgage-backed securities	37,522	757	(166)	38,113
Total	$78,087	$1,166	$(799)	$78,454

As of December 31, 2013:

The amortized cost and estimated fair values of securities available-for-sale were as follows (in thousands):

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$13,714	$16	$(428)	$13,302
Corporate bonds	6,187	42	(61)	6,168
States and municipal obligations	20,651	283	(484)	20,450
Collateralized debt obligations	1,916	-	(940)	976
Mortgage-backed securities	38,652	731	(331)	39,052
Total	$81,120	$1,072	$(2,244)	$79,948

There were no credit losses recognized on investments in the three months ended March 31, 2014 and 2013.

10.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	8	$7,364	$167	2	$2,431	$119	10	$9,795	$286
Corporate bonds	5	1,891	24	3	1,403	25	8	3,294	49
State and municipal obligations	21	7,599	182	4	1,546	116	25	9,145	298
Mortgage-backed securities and other	6	4,474	77	2	2,103	89	8	6,577	166
Total temporarily impaired securities	40	$21,328	$450	11	$7,483	$349	51	$28,811	$799

December 31, 2013

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	10	$10,680	$428	-	$-	$-	10	$10,680	$428
Corporate bonds	5	2,141	38	2	883	23	7	3,024	61
State and municipal obligations	32	11,012	442	2	822	42	34	11,834	484
Collateralized debt obligations	-	-	-	1	976	940	1	976	940
Mortgage-backed securities and other	11	8,445	231	2	1,189	100	13	9,634	331
Total temporarily impaired securities	58	$32,278	$1,139	7	$3,870	$1,105	65	$36,148	$2,244

The unrealized losses on the Company’s investments in U.S. Government and agency obligations, state and political subdivision obligations, corporate bonds and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be OTTI at March 31, 2014 or December 31, 2013.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

On March 17, 2014, the Company sold its remaining investment in collateralized debt obligations for a loss of $141,000, this was the only security sold at a loss during the three months ended March 31, 2014. There were no securities sold at a loss during the three months ended March 31 2013.

At March 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

11.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of all debt securities at March 31, 2014, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$502	$504
Due after one to five years	10,733	10,774
Due after five to ten years	19,201	19,105
Due after ten years	10,129	9,958
Mortgage-backed and related securities	37,522	38,113
Total	$78,087	$78,454

Securities with a fair value of $65.9 million at March 31, 2014 were pledged to secure public deposits and other obligations.

Note 3 – Loans

At March 31, 2014 and December 31, 2013, loans were comprised of the following (in thousands):

	March 31, 2014	December 31, 2013

Commercial and industrial	$110,886	$122,084
Commercial real estate	103,125	104,692
Residential real estate and home equity	105,573	96,245
Consumer and credit card	32,498	32,862
Subtotal	352,082	355,883
Add: Net deferred loan origination fees	164	165

Total loans receivable	$352,246	$356,048

Note 4 – Credit Quality

Allowance for Credit Losses

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

12.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Further, the process for estimating probable loan losses is divided into reviewing impaired loans on an individual basis for probable losses and, as noted above, calculating probable future losses based on historical and market data for homogenous loan portfolios. As the Company’s troubled loan portfolios have been reduced through charge-off, the remaining loan portfolios possess better overall credit characteristics, and based on the Company’s methodology require lower rates of reserving than historical levels.

The table below presents allowance for loan losses by loan portfolio. Commercial real estate includes real estate construction and land development loans (in thousands).

Three Months Ended March 31, 2014

	Unallocated	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Beginning balance	$-	$301	$3,232	$2,974	$218	$6,725

Charge-offs	-	(46)	(1,193)	(159)	(14)	(1,412)
Recoveries	-	31	4	84	10	129
Provision	173	(40)	30	(127)	(36)	-
Transferred to loans held for sale	-	-	-	(97)	-	(97)
Ending balance	$173	$246	$2,073	$2,675	$178	$5,345

Individually evaluated for impairment	$-	$-	$966	$1,724	$-	$2,690
Collectively evaluated for impairment	173	246	1,107	951	178	2,655

Ending balance	$173	$246	$2,073	$2,675	$178	$5,345

Loans

Individually evaluated for impairment	$-	$-	$3,730	$15,108	$-	$18,838
Collectively evaluated for impairment	-	32,498	107,156	88,017	105,573	333,244

Total	$-	$32,498	$110,886	$103,125	$105,573	$352,082

13.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Beginning balance	$365	$1,621	$4,692	$204	$6,882

Charge-offs	(39)	(64)	(102)	(42)	(247)
Recoveries	60	688	10	15	773
Provision	(99)	(659)	124	(16)	(650)

Ending balance	$287	$1,586	$4,724	$161	$6,758

Individually evaluated for impairment	$-	$737	$2,983	$-	$3,720
Collectively evaluated for impairment	287	849	1,741	161	3,038

Ending balance	$287	$1,586	$4,724	$161	$6,758

Loans

Individually evaluated for impairment	$-	$5,586	$20,980	$-	$26,566
Collectively evaluated for impairment	24,452	116,066	88,645	73,026	302,189

Total	$24,452	$121,652	$109,625	$73,026	$328,755

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

14.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following presents by class, information related to the Company’s impaired loans as of March 31, 2014 and December 31, 2013 (in thousands).

At March 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-date Average Recorded Investment	Year-to-date Interest Income Recognized
With No Related Allowance Recorded
Consumer and Credit Card	$-	$-	$-	$-	$-
Commercial and Industrial	1,698	1,698	-	1,434	19
Commercial Real Estate	9,826	9,826	-	9,816	149
Residential RE and Home Equity	-	-	-	-	-

With Allowance Recorded
Consumer and Credit Card	$-	$-	$-	$-	$-
Commercial and Industrial	2,032	2,110	966	4,135	12
Commercial Real Estate	5,282	5,282	1,724	5,495	73
Residential RE and Home Equity	-	-	-	-	-

Total
Consumer and Credit Card	$-	$-	$-	$-	$-
Commercial and Industrial	3,730	3,808	966	5,569	31
Commercial Real Estate	15,108	15,108	1,724	15,311	222

Residential RE and Home Equity	-	-	-	-	-

Total	$18,838	$18,916	$2,690	$20,880	$253

15.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-date Average Recorded Investment	Year-to-date Interest Income Recognized
With No Related Allowance Recorded
Consumer and Credit Card	$-	$-	$-	$-	$-
Commercial and Industrial	1,530	1,530	-	3,081	67
Commercial Real Estate	9,892	11,788	-	10,005	615
Residential RE and Home Equity	-	-	-	-	-

With Allowance Recorded
Consumer and Credit Card	$-	$-	$-	$-	$-
Commercial and Industrial	5,691	5,833	2,304	2,686	196
Commercial Real Estate	5,768	7,296	1,862	10,060	308
Residential RE and Home Equity	-	-	-	-	-

Total
Consumer and Credit Card	$-	$-	$-	$-	$-
Commercial and Industrial	7,221	7,363	2,304	5,767	263
Commercial Real Estate	15,660	19,084	1,862	20,065	923

Residential RE and Home Equity	-	-	-	-	-

Total	$22,881	$26,447	$4,166	$25,832	$1,186

The allowance for impaired loans is included in the Company’s overall allowance for loan losses. The provision necessary to increase this allowance is included in the Company’s overall provision for losses on loans.

Loans on nonaccrual status at March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Consumer and credit card	$-	$-
Commercial and industrial	1,449	4,702
Commercial real estate	1,317	1,398
Residential real estate and home equity	511	352

Total	$3,277	$6,452

16.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality Indicators

Corporate risk exposure by risk profile was as follows at March 31, 2014 (in thousands):

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$99,921	$85,073
Vulnerable-5	3,318	4,542
Substandard-6	7,647	13,510
Doubtful-7	-	-
Loss-8	-	-

Total	$110,886	$103,125

Corporate risk exposure by risk profile was as follows at December 31, 2013:

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$111,266	$83,953
Vulnerable-5	2,574	4,785
Substandard-6	8,244	15,954
Doubtful-7	-	-
Loss-8	-	-

Total	$122,084	$104,692

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

17.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

18.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consumer Risk

Consumer risk based on payment activity at March 31, 2014 is as follows (in thousands).

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity

Performing	$32,498	$105,062
Non-performing	-	511

Total	$32,498	$105,573

Consumer risk based on payment activity at December 31, 2013 is as follows (in thousands).

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$32,862	$95,893
Non-Performing	-	352
Total	$32,862	$96,245

Age Analysis of Past Due Loans

The following table presents past due loans aged as of March 31, 2014 (in thousands).

Category	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 days and Accruing

Consumer and credit card	$33	$67	$-	$100	$32,398	$32,498	$-
Commercial and industrial	180	-	751	931	109,955	110,886	-
Commercial real estate	-	63	484	547	102,578	103,125	-
Residential real estate and home equity	621	2	422	1,045	104,528	105,573	-
Total	$834	$132	$1,657	$2,623	$349,459	$352,082	$-

19.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents past due loans aged as of December 31, 2013 (in thousands).

Category	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Consumer and Credit Card	$90	$92	$-	$182	$32,680	$32,862	$-
Commercial and Industrial	407	-	1,001	1,408	120,676	122,084	-
Commercial Real Estate	49	-	682	731	103,961	104,692	-
Residential Real Estate and Home Equity	374	-	321	892	95,353	96,245	-
Total	$920	$92	$2,004	$3,213	$352,670	$355,883	$-

Troubled Debt Restructurings

Information regarding Troubled Debt Restructuring (“TDR”) loans for the three month period ended March 31, 2014 is as follows (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and Credit Card	-	$-	-	$-
Commercial and Industrial	2	58	3	2,230
Commercial Real Estate	-	-	-	-
Residential Real Estate and Home Equity	-	-	-	-

Total	2	$58	3	$2,230

The following presents by class loans modified in a TDR that subsequently defaulted within twelve months of the modification (i.e. 60 days or more past due) during the three month period ended March 31, 2014 and 2013 (in thousands).

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and Credit Card	-	$-	-	$-
Commercial and Industrial	-	-	-	-
Commercial Real Estate	3	520	-	-
Residential Real Estate and Home Equity	-	-	-	-

Total	3	$520	-	$-

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

20.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

21.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

22.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At March 31, 2014 and December 31, 2013, the fair value of loan commitments was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments are as follows (in thousands):

At March 31, 2014:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$25,485	$25,485	$25,485	$-	$-
Securities available-for-sale	78,454	78,454	-	78,454	-
Loans (net of allowance)(1)	349,114	344,490	-	-	344,490
FHLB stock	3,250	3,250	-	3,250	-
Accrued interest receivable	1,561	1,561	-	-	1,561

Financial liabilities
Noninterest-bearing deposits	$104,615	$104,615	-	$104,615	-
Interest-bearing deposits	335,182	335,356	-	335,356	-
FHLB advances	4,831	4,831	-	4,831	-
Accrued interest payable	100	100	-	-	100

At December 31, 2013:

	Carrying `Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$25,357	$25,357	$25,357	$-	$-
Securities available-for-sale	79,948	79,948	-	78,972	976
Loans (net of allowance)(1)	357,130	348,295	-	-	348,295
FHLB stock	3,799	3,799		3,799	-
Accrued interest receivable	1,356	1,356	-	-	1,356

Financial liabilities
Noninterest-bearing deposits(2)	$116,847	$116,847	-	$116,847	-
Interest-bearing deposits(2)	336,719	337,590	-	337,590	-
FHLB advances	4,838	4,838	-	4,838	-
Accrued interest payable	112	112	-	-	112

(1)	Includes loans held for sale

(2)	Includes deposits held for sale

23.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
March 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government and agency obligations	$13,472	$-	$13,472	$-
State and municipal obligations	20,728	-	20,728	-
Corporate bonds	6,141	-	6,141	-
Mortgage-backed securities and other	38,113	-	38,113	-
Total	$78,454	$-	$78,454	$-

		Fair Value Measurements Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government and agency obligations	$13,302	$-	$13,302	$-
State and municipal obligations	20,450	-	20,450	-
Corporate bonds	6,168	-	6,168	-
Collateralized debt obligation	976		-	976
Mortgage-backed securities and other	39,052	-	39,052	-
Total	$79,948	$-	$78,972	$976

The table below presents a rollforward of the balance sheet amounts for the quarter ended March 31, 2014 for the collateralized debt obligation measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement.

Level 3 Fair Value Measurements Three months ended March 31, 2014
Balance, as of December 31, 2013	$976
Sold during the quarter	835
Total losses:
Included in earnings	141
Balance, as of March 31, 2014	$-

24.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

Certain collateralized debt obligations are classified as held to maturity. The Company calculates fair value based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.

Impaired loans

At March 31, 2014 and December 31, 2013, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013 (in thousands).

March 31, 2014		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$18,838	$-	$-	$18,838
Real estate owned	1,563	-	-	1,563

December 31, 2013		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$22,881	-	-	$22,881
Real estate owned	1,219	-	-	1,219

25.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stock Based Compensation

The Company’s shareholders approved an employee share option Plan (the “Plan”) in May 2004. This Plan grants certain employees the right to purchase shares at a predetermined price. The Plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. At March 31, 2014, options to purchase 142,317 shares were exercisable, and no shares remained available for grant under this plan.

The Company recognizes compensation cost for vested equity-based awards based on their March 31, 2014 fair value. The Company recorded $60,000 and $79,000 in compensation cost for equity-based awards that vested during the three months ended March 31, 2014 and 2013, respectively.

In determining the fair value of the stock options at March 31, 2014, the Company utilized a Black-Scholes valuation model with a risk-free interest rate that corresponds to the expected remaining life of each award, an expected dividend yield of 0%, an expected common stock price volatility of 30%, and an expected life of 8 years from the grant date.

A summary of the status of the Company’s equity compensation plan as of March 31, 2014, and changes during the period then ended are presented below (dollars in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at beginning of year	250,518	$9.91	6.4 years
Exercised	(1,833)	3.82	—
Forfeited	(5,702)	20.68	—

Outstanding at March 31, 2014	242,983	$9.96	6.2 years	$355

Options exercisable at period end	142,317	$13.76	4.9 years	$170

Weighted-average fair value of options granted during the year ended December 31, 2013		$1.73

There were no options granted in the first quarter of 2014. At March 31, 2014, unrecognized compensation expense to be recognized over the remaining life of outstanding options is $178,000.

The following information applies to options outstanding at March 31, 2014:

Number Outstanding	Range Of Exercise Prices
43,750	$23.00 - $30.70
24,192	$16.90
21,535	$9.00
153,506	$3.50 - $5.40

26.

DCB FINANCIAL CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Branch Sale

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

27.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

DCB Financial Corp (the “Company” or “DCB”) is a financial holding company formed under the laws of the State of Ohio. The Company is the parent of The Delaware County Bank & Trust Company (the “Bank”), DCB Title Services LLC and DCB Insurance Services, Inc. The Bank is a state-chartered commercial bank, which conducts business from its main offices at 110 Riverbend Avenue in Lewis Center, Ohio, and through its 13 branch offices located in Delaware County, Ohio and surrounding communities. The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, commercial leases, real estate mortgage loans, night depository facilities and trust and personalized wealth management services. The Bank also provides cash management, bond registrar and payment services. The Bank operates a wholly-owned subsidiary, ORECO, Inc., which is engaged in the ownership and disposition of the Bank’s foreclosed real estate.

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

28.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2014

Overview of the first quarter of 2014

•	Total assets were $494.1 million and total deposits were $439.8 million at March 31, 2014, compared with $502.4 million and $449.4 million at December 31, 2013, respectively.

•	Net income of $117,000 was recorded for the three months ended March 31, 2014, compared with net income of $142,000 for the same period in 2013.

•	Net income per diluted share was $0.02 for the three months ending March 31, 2014 and 2013.

•	The net interest margin was 3.50% in the first quarter of 2014 compared with 3.20% in the first quarter of 2013.

•	Non-recurring gains and losses in the first quarter of 2014 aggregated $52,000 of net gains, which included a $438,000 gain on sale of a branch, partially offset by a $245,000 loss on loans held for sale, and a $140,000 loss on sale of securities. Non-recurring gains in the year-ago quarter were $84,000 from gains on the sale of REO.

•	There was no provision for loan losses recognized in the first quarter of 2014. A negative provision for loan losses of $650,000 was recorded in the year-ago quarter.

•	Total non-performing assets were $17.7 million or 3.59% of total assets at March 31, 2014 compared with $21.9 million, or 4.36% at December 31, 2013.

•	Noninterest income was 22.2% of total revenue in the first quarter of 2013 compared with 25.3% in the year-ago quarter.

•	Our efficiency ratio was 98.5% in the three months ended March 31, 2014 compared with 112.4% for the year-ago quarter.

Comparison of Results of Operations

General

Net income was $117,000 or $0.02 per diluted share for the three months ended March 31, 2014, compared to net income of $142,000 or $0.02 per diluted share for the same period in 2013. Non-recurring gains and losses in the first quarter of 2014 aggregated $52,000 of net gains, compared to net non-recurring gains of $84,000 in the year-ago quarter. In addition, a negative loan loss provision of $650,000 was recorded in the year-ago quarter. There was no loan loss provision in the first quarter of 2014.

Net Interest Income

Net interest income totaled $4.0 million in the three months ended March 31, 2014, compared with $3.6 million in the year-ago quarter and $4.0 million in the fourth quarter of 2013. The net interest margin increased 30 basis points from the year-ago quarter and was 13 basis points higher than the fourth quarter of 2013. Average interest-earning assets increased $7.5 million in the first quarter compared to the year-ago quarter, but were $4.4 million lower than the fourth quarter of 2013. The average balance in time deposits declined $48.1 million from the year-ago quarter, while average balances in lower-costing interest-bearing DDAs, savings and money market accounts increased $35.0 million, and non-interest-bearing DDAs increased $17.0 million over that same period.

The net interest margin was 3.50% in the first quarter of 2014, compared with 3.20% in the year-ago quarter and 3.37% in the fourth quarter of 2013. The earning assets yield increased 7 basis points in the first quarter of 2014 compared with the year-ago quarter, due largely to growth in our loan portfolio which was funded largely from cash on deposit with the Federal Reserve and cash flows from our securities portfolio. The cost of interest-bearing liabilities decreased 28 basis points over the same period as a result of maturing time accounts which either were renewed at lower rates or were transferred into our interest-bearing demand and money market accounts, which earn interest at lower rates than time accounts. Also, we restructured advances from the Federal Home Loan Bank in November, 2013 which contributed to a 275 basis point decrease in the cost of borrowings in the first quarter compared to the year-ago quarter.

29.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2014

Average interest-earning assets were $466.4 million in the first quarter, compared with $458.9 million in the year-ago quarter and $470.7 million in the fourth quarter of 2013. The average balance of loans increased by $40.9 million, while average balance of interest earning cash and cash equivalents decreased $26.4 million and average investments decreased $7.1 million when compared with the year-ago quarter, as we used our excess liquidity position to fund loan growth. Total average loans and leases were 77.1% of total average interest-earning assets in the first quarter of 2014, compared with 69.4% in the year-ago quarter and 76.7% in the fourth quarter of 2013.

Since December 2008, the Federal Reserve has maintained its target fed funds rate between zero and 0.25%, and has carried out a number of policy actions designed to lower long-term interest rates. These monetary policy actions, along with weak economic conditions and federal government economic stimulus efforts, among other factors, have caused yields on U.S. Treasury securities to drop to exceptionally low levels throughout much of the past five years. This persistently low interest rate environment has caused an ongoing decline over the past five years in the returns on our interest-earning assets, consistent with much of the financial industry. As a result, the yield on our securities portfolio decreased 11 basis points for the first quarter of 2014 compared to the year-ago quarter. The yield on our loans decreased 39 basis points for the first quarter of 2014 compared to the year-ago quarter.

The cost of our interest-bearing liabilities decreased throughout 2013 and into the first quarter of 2014 due to a combination of the low interest rate environment, our deposit pricing strategies and a deposit mix that currently is more heavily weighted in low-cost interest-bearing transaction accounts (demand, savings and money market) whose rates can be immediately changed at our discretion. The average cost of time deposits dropped 51 basis points in the first quarter compared to the year-ago quarter. Average time deposits comprised 25.3% of total average interest-bearing deposits in the first quarter, compared to 37.9% in the year-ago period. In addition, the Company restructured advances from the Federal Home Loan Bank, reducing the cost of borrowed funds to 1.81% in the first quarter of 2014, from 3.94% in the fourth quarter of 2013 and 4.56% in the third quarter of 2013.

30.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2014

The following table presents certain information from the Company’s average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (dollars in thousands). Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities. Average balances are derived from daily balances. Interest on tax-exempt securities is reported on a historical basis without tax-equivalent adjustment. Average loan balances include non-accruing loans. Loan income includes cash received on non-accruing loans.

	Three months ending March 31,
	2014			2013
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Federal funds sold and other short term	$21,750	$53	0.97%	$48,120	$29	0.24%
Taxable securities	80,379	462	2.33	87,854	521	2.41
Tax-exempt securities	4,812	48	3.96	4,391	46	4.25
Loans (includes nonaccrual loans)	359,427	3,740	4.13	318,507	3,551	4.52
Total interest-earning assets	466,368	4,303	3.74	458,872	4,147	3.67
Noninterest-earning assets	41,997			45,806
Total assets	$508,365			$504,678
Interest-bearing liabilities:
Interest-bearing demand and money market deposits	$211,112	$112	0.21%	$181,625	$113	0.25%
Savings deposits	43,521	21	0.19	37,980	14	0.15
Certificates of deposit	86,204	102	0.47	134,306	324	0.98
Total deposits	260,061	235	0.36	353,911	451	0.52
Borrowed funds	4,835	22	1.81	7,028	79	4.56
Total interest-bearing liabilities	345,672	275	0.32	360,939	530	0.60
Noninterest-bearing liabilities	116,873			95,339
Total liabilities	462,545			456,278

Shareholders’ equity	45,820			48,400

Total liabilities and shareholders’ equity	$508,365			$504,678

Net interest income; interest rate spread		$4,028	3.43%		$3,617	3.07%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.50%			3.20%

Average interest-earning assets to average interest-bearing liabilities	134.92%					127.13%

31.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2014

Asset Quality and Allowance for Loan Losses

Delinquent loans (including non-performing) dropped 43.8% in the first quarter, and totaled $4.6 million at March 31, 2014, compared with $8.1 million at December 31, 2013. The largest decline occurred in non-accrual loans, which decreased $3.3 million or 47.8% in the first quarter to a balance of $3.6 million or 1.02% of total loans at March 31, 2014, compared to $6.9 million or 1.90% of total loans at December 31, 2013.

Delinquent loans and leases	March 31, 2014		December 31, 2013		September 30, 2013
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$834	0.23%	$945	0.26%	$148	0.04%
60 days past due	132	0.04%	290	0.08%	301	0.08%
90 days past due and still accruing	—	—	—	—	87	0.02%
Non-accrual	3,607	1.02%	6,904	1.90%	5,551	1.55%
Total	$4,573	1.29%	$8,139	2.24%	$6,087	1.70%

 (1) As a percentage of total loans, excluding deferred costs

Non-performing assets were $17.7 million or 3.59% of total assets at March 31, 2014, compared with $21.9 million or 4.36% of total assets at December 31, 2013. Troubled debt restructurings (“TDR’s”) which are performing in accordance with the restructured terms and accruing interest, but are included in non-performing assets, were $12.6 million at March 31, 2014 and $12.8 million at December 31, 2013.

The following table represents information concerning the aggregate amount of non-performing assets (includes loans held for sale):

Non-performing assets	March 31, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Non-accruing loans:
Residential real estate loans and home equity	$511	$352	$257
Commercial real estate	1,647	1,850	3,529
Commercial and industrial	1,449	4,702	1,765
Consumer loans and credit cards	-	-	-
Total non-accruing loans	3,607	6,904	5,551
Accruing loans delinquent 90 days or more	-	-	87
Total non-performing loans (excluding TDR’s)	3,607	6,904	5,638

Collateralized debt obligations	-	976	1,004
Other real estate and repossessed assets	1,563	1,219	1,291
Total non-performing assets (excluding TDR’s)	$5,170	$9,099	$7,933

Troubled debt restructurings(1)	$12,569	$12,788	$13,992
Total non-performing loans (including TDR’s)	$16,176	$19,692	$19,630
Total non-performing assets (including TDR’s)	$17,739	$21,887	$21,925

(1) TDR’s that are in compliance with their modified terms and accruing interest.

32.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2014

Much of the improvement in asset quality in the first quarter has resulted from the execution of previously disclosed strategies developed in the fourth quarter of 2013 to accelerate the disposition of certain troubled assets, in particular two commercial relationships which totaled $5.7 million at the end of 2013. As of March 31, 2014, a total of $4.2 million of cash had been collected on these relationships. One of the relationships, with a carrying amount of $2.7 million at the end of 2013, was paid off in the first quarter. A second relationship with an outstanding balance of $3.0 million and an allowance allocation of $1.5 million at the end of 2013 has been paid down by $1.5 million in the first quarter of 2014. The Company recorded a partial write-down on this second relationship of $750,000 in the first quarter, using the specific loan loss allocation established for this relationship in the fourth quarter of 2013, resulting in a carrying value of $750,000 at March 31, 2014. A specific allowance allocation of $750,000 remains assigned to this relationship at the end of the first quarter. The Company continues to actively pursue collection of the entire amount of the contractual principal amount, however no assurance can be given as to the amount, if any, of additional principal which will be collected.

Also, as part of management’s continued strategy to dispose of certain troubled assets, during the first quarter of 2014, certain loans held for sale were written down by $245,000 with a charge to earnings to reflect indications of fair value.

Net charge-offs (annualized) were $1.3 million or 1.43% of average loans in the first quarter, compared to net recoveries of $526,000 in the year-ago quarter. Two relationships comprised nearly all of the charge-offs in the first quarter, which were charged against allowance allocations established in the fourth quarter of 2013.

There was no provision for loan losses recorded in the first quarter of 2014, as the $3.3 million loan loss provision recorded in the fourth quarter of 2013 included specific allocations for the two large relationships charged-off in the first quarter. A negative provision for loan losses of $650,000 was recorded in the first quarter of 2013 as the result of the net recoveries in that quarter and other credit quality indicators at that time. The provision for loan losses as a percentage of net charge-offs was not meaningful for first quarters of 2014 and 2013.

The allowance for loan losses was $5.3 million at March 31, 2014, compared with $6.8 million at December 31, 2013. The ratio of the allowance for loan losses to total loans was 1.51% at March 31, 2014, compared with 1.85% at December 31, 2013. The ratio of the allowance for loan losses to non-performing loans (including TDR’s) was 33.0% at March 31, 2014, compared with 34.3% at December 31, 2013. The ratio of the allowance for loan losses to non-accrual loans was 148.2% at March 31, 2014, compared with 97.4% at December 31, 2013.

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off and additions to the allowance, which have been charged to expense (in thousands).

Allowance for credit losses	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$6,725	$6,882

Loans charged-off	(1,412)	(247)
Recoveries of loans previously charged-off	129	773
Net loans charged-off	5,442	7,408
Allowance related to loans transferred to held-for-sale	(97)	-
Provision for loan losses	-	(650)
Allowance for loan losses, end of period	$5,345	$6,758

33.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2014

Noninterest Income

The following table sets forth certain information on non-interest income for the years indicated (dollars in thousands):

	Three months ended March 31,
	2014	2013	$ Change	% Change
Service charges	$511	$547	$(36)	(6.7)%
Wealth management income	293	316	(23)	(7.3)
Treasury management fees	56	62	(6)	(9.1)
BOLI income	239	240	(1)	(0.8)
Loss on sale of securities	(140)	-	(140)	(100.0)
Loss on loans held for sale	(245)	-	(245)	(100.0)
Gain on sale of REO	-	84	(84)	(100.0)
Gain on sale of branch	438	-	438	0.0
Other	40	59	(19)	(33.4)
Total noninterest income	$1,192	$1,308	$(116)	(8.9)%

Noninterest income was $1.2 million in the first quarter of 2014, which was a decrease of $116,000 or 8.9% from the year-ago quarter. Nonrecurring gains, net of nonrecurring losses were $53,000 in the first quarter of 2014, compared to $84,000 in the first quarter of 2013. There was a decline in service charges due to lower fee-based transaction volume related to changes in customer deposit account utilization. The decrease in wealth management revenue is due largely to one less investment advisor being on staff in the first quarter of 2014 compared to the year-ago quarter.

Non-interest income accounted for 22.2% of total revenue in the first quarter of 2014, compared with 25.3% in the year-ago quarter. Non-interest income accounted for 21.9% of total revenue in the prior quarter.

34.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2014

Noninterest Expense

The following table sets forth certain information on non-interest expenses for the years indicated (dollars in thousands):

	Three months ended March 31,
	2014	2013	$ Change	% Change
Salaries and benefits	$2,779	$2,972	$(193)	(6.5)%
Occupancy and equipment	804	793	11	1.4
Professional services	421	456	(35)	(7.8)
Advertising	81	107	(26)	(24.3)
Postage, freight, courier and supplies	95	106	(11)	(10.2)
Deposit insurance premiums	168	210	(42)	(20.1)
State franchise taxes	65	153	(88)	(57.7)
Other	650	659	(9)	(1.4)
Total noninterest expenses	$5,063	$5,456	$(393)	(7.2)%

Non-interest expenses were $5.1 million for the first quarter of 2014, compared with $5.5 million in the year-ago quarter and $4.9 million for the prior quarter. The decrease from the year-ago quarter is attributable to a $193,000 decrease in salaries and benefits, an $88,000 decrease in state franchise taxes, a $42,000 decrease in the FDIC insurance premium, and a $35,000 decrease in professional services. The decrease in salaries and benefits is attributable to a decline in incentive compensation expense as loan originations during the quarter are down from the year-ago quarter. The decrease in state franchise taxes is the result of a change in the tax law which changed how the tax is calculated in the first quarter of 2014. The decrease in the FDIC insurance premium is a result of an upgrade in the Bank’s risk classification for insurance assessment purposes. The decrease in professional services is due primarily to the substantial improvement in our asset quality which has reduced the need for outside professional services related to the workout of classified assets.

The increase in noninterest expenses in the first quarter of 2014 compared to the fourth quarter of 2013 is primarily attributable to a $252,000 increase in salaries and benefits, which was the result of the reversal in the fourth quarter of 2014 of accruals recorded in the first three quarters of 2013 for senior management bonuses and deferred compensation.

The Company’s efficiency ratio was 98.5% in the first quarter of 2014, compared with 112.4% in the year-ago quarter.

Income Taxes

The Company had net deferred tax assets totaling $11.3 million and $11.6 million with valuation allowances of $11.4 million and $11.2 million, respectively, at March 31, 2014 and December 31, 2013. Included in net deferred tax assets are gross deferred tax assets of $12.0 million and $11.7 million at March 31, 2014 and December 31, 2013, respectively. Deferred tax liabilities at March 31, 2014 were comprised entirely of the tax liability generated by the unrealized gain position of the available for sale securities portfolio.

35.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2014

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets were $494.1 million at March 31, 2014, which was a decrease of $8.3 million from $502.4 million at December 31, 2013. Assets transferred in connection with the sale of the Company’s Marysville branch in the first quarter totaled $18.8 million and included cash of $12.7 million, loans held-for-sale of $4.7 million and fixed assets held-for-sale of $1.4 million. Deposits attributable to the branch totaling $19.4 million were assumed by the buyer.

Securities

Investment securities totaled $78.5 million at March 31, 2014, compared with $79.9 million at December 31, 2013. Our portfolio is comprised primarily of investment grade securities. The breakdown of the securities portfolio at March 31, 2014 was 48.6% government-sponsored entity guaranteed mortgage-backed securities, 26.4% municipal securities, 17.2% obligations of U.S. government-sponsored corporations and 7.8% corporate bonds. Mortgage-backed securities, which totaled $36.9 million at March 31, 2014, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the U.S. government.

Loans

The following table sets forth the composition of our loan portfolio, including loans held-for-sale at the dates indicated (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Loan portfolio composition
Commercial and industrial	$110,886	31.3%	$122,901	33.8%
Commercial real estate	105,077	29.7%	106,901	29.4%
Real estate and home equity	105,573	29.8%	98,622	27.1%
Consumer and credit card	32,759	9.2%	35,265	9.7%
Total loans	$354,295	100.0%	363,689	100.0%

Net deferred loan costs	164		165
Allowance for loan losses	(5,345)		(6,724)
Net loans	$349,114		$357,130

Total loans, including loans held for sale, declined $9.4 million in the first quarter and were $354.5 million at March 31, 2014, compared with $363.9 million at the end of 2013. Two large performing commercial loans totaling $5.7 million pre-paid in full during the first quarter, which, together with the sale of $4.7 million of loans in connection with the sale of our Marysville branch, offset originations of new loans in the quarter.

Deposits

Deposits totaled $439.8 million at March 31, 2014, while deposits, including deposits held-for-sale, were $449.4 million at the end of 2013. The sale of $19.4 million of deposits in connection with the sale of the Marysville branch, was partially offset by an increase in public funds deposits of $7.6 million. Low-cost transaction accounts comprised 42.0% of total deposits at the end of the quarter, compared with 42.5% at December 31, 2013 and 40.0% at September 30, 2013. The Bank’s liability mix continues to remain favorably weighted toward transaction accounts as retail and municipal depositors continue to prefer transaction and money market accounts over time accounts in the low interest rate environment, and also because of the build-up of cash on commercial customers’ balance sheets.

36.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2014

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

Cash and cash equivalents totaled $25.5 million at March 31, 2014, compared to $25.4 million at December 31, 2013. Cash and equivalents represented 5.2% of total assets at September 30, 2013 and 5.0% of total assets at December 31, 2013. The Company has the ability to borrow funds from the FHLB and the Federal Reserve Bank should the Company need to supplement its future liquidity. Management believes the Company’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

Capital Resources

Stockholders’ equity was $46.4 million at March 31, 2014, compared with $45.3 million at December 31, 2013. The increase is primarily the result of the difference between the unrealized loss on collateralized debt obligations of $940,000 at December 31, 2013, and the actual loss recognized upon the sale of the security in the first quarter of $140,000. Sharply higher demand for these types of securities in the first quarter of 2014 contributed to the increase in the value of our security during the quarter.

The Bank’s Tier 1 leverage ratio was 8.83% and its total risk-based capital ratio was 14.03% at the end of the first quarter, both of which comfortably exceeded the regulatory thresholds required to be classified as a “well-capitalized” institution, which are 5.0% and 10.0%, respectively.

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

37.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2014

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well-capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014
Total risk-based capital
Consolidated	$50,563	14.37%	$28,155	>8.00%	N/A	N/A
Bank	$49,381	14.03%	$28,152	>8.00%	$35,190	>10.00%
Tier 1 capital
Consolidated	$46,154	13.11%	$14,078	>4.00%	N/A	N/A
Bank	$44,970	12.78%	$14,076	>4.00%	$21,114	>6.00%
Leverage
Consolidated	$46,154	9.07%	$20,362	>4.00%	N/A	N/A
Bank	$44,970	8.83%	$20,361	>4.00%	$25,452	>5.00%

As of December 31, 2013
December 31, 2013:
Total capital to risk-weighted assets
Consolidated	$50,644	13.82%	$29,321	>8.00%	N/A	N/A
Bank	$49,473	13.50%	$29,321	>8.00%	$36,651	>10.00%
Tier-1 (core) capital to risk-weighted assets
Consolidated	$46,036	12.56%	$14,661	>4.00%	N/A	N/A
Bank	$44,865	12.24%	$14,661	>4.00%	$21,992	>6.00%
Tier-1 (core) capital to average assets
Consolidated	$46,036	9.00%	$20,456	>4.00%	N/A	N/A
Bank	$44,865	8.77%	$20,456	>4.00%	$25,570	>5.00%

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13Q-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

38.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2014

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings:
There are no matters required to be reported under this item.

Item 1A-	Risk Factors
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2013.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds
There are no matters required to be reported under this item.

Item 3 -	Defaults upon Senior Securities:
There are no matters required to be reported under this item.

Item 4 -	Mine Safety Disclosures:
There are no matters required to be reported under this item.

Item 5 -	Other Information:
There are no matters required to be reported under this item.

Item 6 -	Exhibits:
Exhibits – The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003 (File No 000-22387).

3.2	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003 (File No 000-22387).

10.1	Branch Purchase and Assumption Agreement with Merchants National Bank, incorporated by reference to the Company’s Form 8-K filed with the Commission on January 13, 2013, Exhibit 2.1

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

39.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2012

PART II - OTHER INFORMATION

101	The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2014 and 2013 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

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

40.

DCB FINANCIAL CORP

FORM 10-Q

Quarter ended March 31, 2012

PART II - OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP
(Registrant)

Date: May 15, 2014	/s/ Ronald J. Seiffert
Ronald J. Seiffert
President and Chief Executive Officer

Date: May 15, 2014	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer

41.