Form 10-Q
period 2014-06-30
DCB FINANCIAL CORP
filed 2014-08-14
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Yes ☐        No ☒

As of August 12, 2014, the latest practicable date, 7,192,350 shares of the registrant’s no par value common stock were issued and outstanding.

DCB Financial Corp

2.

Part I – Financial Information

DCB Financial Corp and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30, 2014	December 31, 2013
	(Dollars in thousands, except share and per share data)

Assets
Cash and due from financial institutions	$5,632	$6,110
Interest-bearing deposits	23,189	19,247
Total cash and cash equivalents	28,821	25,357

Securities available-for-sale	80,690	79,948

Loans	356,339	356,048
Less allowance for loan losses	(4,568)	(6,724)
Net loans	351,771	349,324

Loans held for sale	1,329	7,806
Real estate owned	1,406	1,219
Investment in FHLB stock	3,250	3,799
Premises and equipment, net	10,326	10,641
Premises and equipment held for sale	—	1,405
Bank-owned life insurance	19,699	19,297
Accrued interest receivable and other assets	3,158	3,623
Total assets	$500,450	$502,419

Liabilities and stockholders’ equity
Liabilities:
Deposits:
Non-interest bearing	$108,547	$109,622
Interest bearing	327,563	317,237
Total deposits	436,110	426,859

Deposits held for sale	—	22,571
Federal Home Loan Bank advances	4,823	4,838
Accrued interest payable and other liabilities	12,701	2,887
Total liabilities	453,634	457,155

Stockholders’ equity:
Common stock, no par value 7,500,000 shares authorized and issued at June 30, 2014 and December 31, 2013	15,771	15,771
Preferred stock, no par value, 2,000,000 shares authorized and none issued at June 30, 2014 and December 31, 2013	—	—
Retained earnings	37,839	37,683
Treasury stock, at cost, 307,650 shares at June 30, 2014 and December 31, 2013	(7,416)	(7,416)
Accumulated other comprehensive income (loss)	622	(774)
Total stockholders’ equity	46,816	45,264
Total liabilities and stockholders’ equity	$500,450	$502,419

Common shares outstanding	7,192,350	7,192,350
Book value per common share	$6.51	$6.29

The accompanying notes are an integral part of the consolidated financial statements.

3.

DCB Financial Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$3,719	$3,735	$7,456	$7,286
Securities	534	489	1,088	1,055
Federal funds sold and interest bearing deposits	9	21	23	50
Total interest income	4,262	4,245	8,567	8,391

Interest expense:
Deposits:
Savings and money market accounts	136	115	269	220
Time accounts	108	284	237	608
NOW accounts	19	23	37	45
Total	263	422	543	873

FHLB advances	36	72	72	151
Total interest expense	299	494	615	1,024

Net interest income	3,963	3,751	7,952	7,367
Provision for loan losses	—	(240)	—	(890)
Net interest income after provision for loan losses	3,963	3,991	7,952	8,257

Non-interest income:
Service charges	489	573	1,000	1,121
Wealth management fees	378	355	671	671
Treasury management fees	59	64	115	126
Income from bank-owned life insurance	164	165	402	405
Writedowns and losses on loans held for sale	(114)	—	(357)	—
Loss (gain) on the sale of REO	(4)	2	(4)	86
Gain (loss) on the sale of securities available-for-sale	—	135	(140)	135
Gain on sale of branch	—	—	438	—
Other non-interest income	24	57	62	115
Total non-interest income	996	1,351	2,187	2,659

Non-interest expense:
Salaries and employee benefits	2,712	2,864	5,490	5,836
Occupancy and equipment	837	800	1,641	1,593
Professional services	197	491	617	947
Advertising	77	66	158	173
Office supplies, postage and courier	89	94	184	199
FDIC insurance premium	172	101	340	254
State franchise taxes	67	133	132	344
Other non-interest expense	771	891	1,421	1,550
Total non-interest expense	4,922	5,440	9,983	10,896

Income (loss) before income tax benefit	37	(98)	156	20

Income tax benefit	—	(254)	—	(278)
Net income	$37	$156	$156	$298

Share and Per Share Data
Basic average common shares outstanding	7,192,350	7,192,350	7,192,350	7,192,350
Diluted average common shares outstanding	7,250,702	7,227,901	7,247,315	7,225,573
Basic earnings per common share	$0.01	$0.02	$0.02	$0.04
Diluted earnings per common share	$0.01	$0.02	$0.02	$0.04

The accompanying notes are an integral part of the consolidated financial statements.

4.

DCB Financial Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Net income	$37	$156	$156	$298

Other comprehensive income:

Reclassification of previously recognized noncredit other-than-temporary impairment on sale of security, net of tax $0, $512, $(48), and $512, in 2014 and 2013, respectively	—	995	(92)	995

Net unrealized gains (losses) on securities available-for-sale, net of related taxes of $195, $(398), $766 and $(386), in 2014 and 2013, respectively	380	(772)	1,488	(749)

Unrealized gains on securities transferred to available-for-sale, net of related taxes of $131	—	254	—	254

Amortization of unrealized losses on held- to-maturity securities, net of taxes $9 and $21, respectively	—	19	—	42

Total other comprehensive income	380	496	1,396	542

Comprehensive income	$417	$652	$1,552	$840

The accompanying notes are an integral part of the consolidated financial statements.

5.

DCB Financial Corp

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30,

(Dollars in thousands)

	2014	2013
Cash flows from operating activities
Net income	$156	$298
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	545	556
Income tax benefit	—	(278)
Provision for loan losses	—	(890)
Writedowns and losses on loans held for sale	357	—
Loss (gain) on sale of securities available-for-sale	140	(135)
Loss (gain) on sale of real estate owned	4	(86)
Gain on sale of branch	(438)	—
Stock option plan expense	102	109
Premium amortization on securities, net	535	855
Earnings on bank owned life insurance	(402)	(405)
Net changes in other assets and other liabilities	9,457	4,456
Net cash provided by operating activities	10,456	4,480
Cash flows from investing activities
Securities
Purchases	(11,850)	(17,035)
Proceeds from sales	2,133	2,565
Proceeds from maturities, principal payments and calls	10,416	15,417
Net change in loans	(2,009)	(27,631)
Proceeds from sale of real estate owned	318	1,667
Premises and equipment expenditures	(241)	(630)
Net cash paid upon sale of branch	(12,464)	—
Proceeds from redemption of FHLB stock	549	—
Proceeds from sale of loans	423	—
Net cash used in investing activities	(12,725)	(25,647)
Cash flows from financing activities
Net change in deposits	5,748	(2,102)
Repayment of Federal Home Loan Bank advances	(15)	(1,738)
Net cash provided by (used in) financing activities	5,733	(3,840)

Net change in cash and cash equivalents	3,464	(25,007)
Cash and cash equivalents at beginning of period	25,357	63,307

Cash and cash equivalents at end of period	$28,821	$38,300

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$620	$1,042
Non-cash investing and financing activities
Transfer of loans to real estate owned	$509	$10

The accompanying notes are an integral part of the consolidated financial statements.

6.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary Of Significant Accounting Policies

Throughout this report, the terms “Company,” “DCB,” “we,” “our” and “us” refers to the consolidated entity of DCB Financial Corp and its wholly owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, Datatasx LLC, and DCB Insurance Services, Inc.

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2013, and for the two-year period then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments, consisting of only normal recurring items, that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three and six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results anticipated for the year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average common shares outstanding (basic)	7,192,350	7,192,350	7,192,350	7,192,350

Dilutive effect of assumed exercise of stock options	58,352	35,551	54,965	33,223

Weighted-average common shares outstanding (diluted)	7,250,702	7,227,901	7,247,315	7,225,573

There were 150,609 shares included in the computation of common share equivalents for the periods ended June 30, 2014 and 2013 because the average fair value of the shares was greater than the exercise price.

7.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

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

8.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

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

Allowance for Loan Losses

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

9.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

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

Note 2 – Securities

As of June 30, 2014:

The amortized cost and estimated fair values of securities available-for-sale were as follows (in thousands):

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$14,184	$44	$204	$14,024
Corporate bonds	5,656	41	24	5,673
States and municipal obligations	21,611	489	162	21,938
Mortgage-backed securities	38,297	921	163	39,055
Total	$79,748	$1,495	$553	$80,690

As of December 31, 2013:

The amortized cost and estimated fair values of securities available-for-sale were as follows (in thousands):

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$13,714	$16	$428	$13,302
Corporate bonds	6,187	42	61	6,168
States and municipal obligations	20,651	283	484	20,450
Collateralized debt obligations	1,916	—	940	976
Mortgage-backed securities	38,652	731	331	39,052
Total	$81,120	$1,072	$2,244	$79,948

10.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013 (dollars in thousands):

June 30, 2014

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	1	$494	$1	5	$5,340	$203	6	$5,834	$204
Corporate bonds	2	790	4	4	1,671	20	6	2,461	24
State and municipal obligations	6	1,905	24	14	4,960	138	20	6,865	162
Mortgage-backed securities and other	8	5,624	35	3	2,931	128	11	8,555	163
Total temporarily impaired securities	17	$8,813	$64	26	$14,902	$489	43	$23,715	$553

December 31, 2013

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	10	$10,680	$428	—	$—	$—	10	$10,680	$428
Corporate bonds	5	2,141	38	2	883	23	7	3,024	61
State and municipal obligations	32	11,012	442	2	822	42	34	11,834	484
Collateralized debt obligations	—	—	—	1	976	940	1	976	940
Mortgage-backed securities and other	11	8,445	231	2	1,189	100	13	9,634	331
Total temporarily impaired securities	58	$32,278	$1,139	7	$3,870	$1,105	65	$36,148	$2,244

The unrealized losses on the Company’s investments in U.S. Government and agency obligations, state and political subdivision obligations, corporate bonds and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be OTTI at June 30, 2014 or December 31, 2013.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

The Company sold its remaining investment in collateralized debt obligations in the first quarter of 2014 and recognized a loss of $141,000, on the sale. Gross gains on the sale of securities were $1,000 in the first quarter of 2014 and there were no gross gains on the sale of securities in the second quarter of 2014.

11.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

In the second quarter of 2013, the Company sold investments in collateralized debt obligations for a gain of $135,000. These securities that were sold were from the held-to-maturity portfolio and as a result of the sale the remaining held-to-maturity securities were reclassified as available-for-sale. There were no other sales of securities in the three and six months ended June 30, 2013.

At June 30, 2014, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of all debt securities at June 30, 2014, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$500	$511
Due after one to five years	11,514	11,616
Due after five to ten years	19,979	20,036
Due after ten years	9,459	9,472
Mortgage-backed and related securities	38,296	39,055
Total	$79,748	$80,690

Securities with a fair value of $68.3 million at June 30, 2014 were pledged to secure public deposits and other obligations.

Note 3 – Loans

At June 30, 2014 and December 31, 2013, loans were comprised of the following (in thousands):

	June 30, 2014	December 31, 2013

Commercial and industrial	$104,959	$122,084
Commercial real estate	103,058	104,692
Residential real estate and home equity	114,038	96,245
Consumer and credit card	34,102	32,862
Subtotal	356,157	355,883
Add: Net deferred loan origination fees	182	165

Total loans receivable	$356,339	$356,048

Note 4 – Credit Quality

Allowance for Loan Losses

The Company’s methodology for estimating probable future losses on loans utilizes a combination of probability of loss by loan grade and loss given defaults for its portfolios. The probability of default is based on both market data from a third-party independent source and actual historical default rates within the Company’s portfolio. A loan is impaired when full payment of interest and principal under the original contractual loan terms is not expected. Commercial and industrial loans, commercial real estate, including construction and land development, and multi-family real estate loans are individually evaluated for impairment. If a loan is impaired, the loan amount exceeding fair value, based on the most current information available is reserved. Management has developed a process by which commercial and commercial real estate loans receiving an internal grade of substandard or doubtful are individually evaluated for impairment through a loan quality review “(LQR)”. The LQR details the various attributes of the relationship and collateral and determines based on the most recent available information if a specific reserve needs to be applied and at what level. The LQR process for all loans meeting the specific review criteria is completed on a quarterly basis. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, such loans are not separately identified for impairment disclosures. This methodology recognizes portfolio behavior while allowing for reasonable loss ratios on which to estimate allowance calculations.

12.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

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

The tables below present allowance for loan losses by loan portfolio and allocated to loans individually and collectively evaluated for impairment. Commercial real estate includes real estate construction and land development loans (in thousands).

Three Months Ended June 30, 2014

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total

Beginning balance	$246	$2,073	$2,675	$178	$173	$5,345
Charge-offs	(22)	—	(709)	(115)	—	(846)
Recoveries	28	5	30	6	—	69
Provision	(91)	(660)	515	151	85	—
Ending balance	$161	$1,418	$2,511	$220	$258	$4,568

Six Months Ended June 30, 2014

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total
Beginning balance	$301	$3,231	$2,973	$219	$—	$6,724
Charge-offs	(68)	(1,193)	(868)	(129)	—	(2,258)
Recoveries	59	10	114	16	—	199
Provision	(131)	(630)	389	114	258	—
Transferred to loans held for sale	—	—	(97)	—	—	(97)
Ending balance	$161	$1,418	$2,511	$220	$258	$4,568

Allowance allocated to:
Individually evaluated for impairment	$—	$473	$1,328	$—	$—	$1,801
Collectively evaluated for impairment	161	945	1,183	220	258	2,767

Ending balance	$161	$1,418	$2,511	$220	$258	$4,568

13.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

At June 30, 2014

Loans	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total

Individually evaluated for impairment	$—	$2,878	$12,247	$—	$—	$15,125
Collectively evaluated for impairment	34,102	102,081	90,811	114,038	—	341,032

Total	$34,102	$104,959	$103,058	$114,038	$—	$356,157

Three Months Ended June 30, 2013

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total

Beginning balance	$287	$1,586	$4,724	$161	$6,758

Charge-offs	(98)	(15)	(28)	(46)	(187)
Recoveries	50	86	13	23	172
Provision	129	(85)	(346)	62	(240)

Ending balance	$368	$1,572	$4,363	$200	$6,503

Individually evaluated for impairment	$—	$733	$2,532	$—	$3,265
Collectively evaluated for impairment	368	839	1,831	200	3,238

Ending balance	$368	$1,572	$4,363	$200	$6,503

Six Months Ended June 30, 2013

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total

Beginning balance	$365	$1,621	$4,692	$204	$6,882

Charge-offs	(136)	(79)	(130)	(89)	(434)
Recoveries	110	774	23	38	945
Provision	29	(744)	(222)	47	(890)

Ending balance	$368	$1,572	$4,363	$200	$6,503

At June 30, 2013

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Loans

Individually evaluated for impairment	$—	$5,586	$20,980	$—	$26,566
Collectively evaluated for impairment	29,277	119,723	86,518	83,472	318,990

Total	$29,277	$125,309	$107,498	$83,472	$345,556

14.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

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

The following presents by class, information related to the Company’s impaired loans as of June 30, 2014 and December 31, 2013 (in thousands).

At June 30, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-date Average Recorded Investment	Year-to-date Interest Income Recognized
With No Related Allowance
Recorded
Commercial and Industrial	$1,863	$1,863	$—	$1,783	$35
Commercial Real Estate	8,674	9,047	—	9,373	266

With Allowance Recorded
Commercial and Industrial	$1,015	$1,843	$473	$2,636	$21
Commercial Real Estate	3,573	3,889	1,328	5,006	106

Total
Commercial and Industrial	$2,878	$3,706	$473	$4,419	$56
Commercial Real Estate	12,247	12,936	1,328	14,379	372

Total	$15,125	$16,642	$1,801	$18,908	$435

At December 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-date Average Recorded Investment	Year-to-date Interest Income Recognized
With No Related Allowance
Recorded
Commercial and Industrial	$1,530	$1,530	—	$3,081	$67
Commercial Real Estate	9,892	11,788	—	10,005	615

With Allowance Recorded
Commercial and Industrial	$5,691	$5,833	$2,304	$2,686	$196
Commercial Real Estate	5,768	7,296	1,862	10,060	308

Total
Commercial and Industrial	$7,221	$7,363	$2,304	$5,767	$263
Commercial Real Estate	15,660	19,084	1,862	20,065	923

Total	$22,881	$26,447	$4,166	$25,832	$1,186

15.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

The allowance for impaired loans is included in the Company’s overall allowance for loan losses. The provision necessary to increase this allowance is included in the Company’s overall provision for losses on loans.

Loans on nonaccrual status at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Consumer and credit card	$62	$—
Commercial and industrial	1,354	4,702
Commercial real estate	2,529	1,398
Residential real estate and home equity	425	352

Total	$4,370	$6,452

16.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

Credit Quality Indicators

Corporate risk exposure by risk profile was as follows at June 30, 2014 (in thousands):

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$96,516	$87,785
Vulnerable-5	2,613	3,387
Substandard-6	5,830	11,886
Doubtful-7	—	—
Loss-8	—	—

Total	$104,959	$103,058

Corporate risk exposure by risk profile was as follows at December 31, 2013 (in thousands):

Category	Commercial and Industrial	Commercial Real Estate

Pass-14	$111,266	$83,953
Vulnerable-5	2,574	4,785
Substandard-6	8,244	15,954
Doubtful—7	—	—
Loss-8	—	—

Total	$122,084	$104,692

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

17.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

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

18.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

Consumer Risk

Consumer risk based on payment activity at June 30, 2014 is as follows (in thousands).

Payment Category	Consumer andCredit Card	Residential Real Estate and Home Equity

Performing	$34,040	$113,613
Non-performing	62	425

Total	$34,102	$114,038

Consumer risk based on payment activity at December 31, 2013 is as follows (in thousands).

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$32,862	$95,893
Non-Performing	—	352
Total	$32,862	$96,245

Age Analysis of Past Due Loans

The following table presents past due loans aged as of June 30, 2014 (in thousands).

Category	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Consumer and credit card	$157	$68	$—	$225	$33,877	$34,102	$—
Commercial and industrial	812	18	302	1,132	103,827	104,959	—
Commercial real estate	—	—	479	479	102,579	103,058	—
Residential real estate and home equity	10	35	289	334	113,704	114,038	—
Total	$979	$121	$1,070	$2,170	$353,987	$356,157	$—

19.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents past due loans aged as of December 31, 2013 (in thousands).

Category	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Consumer and Credit Card	$90	$92	$—	$182	$32,680	$32,862	$—
Commercial and Industrial	407	—	1,001	1,408	120,676	122,084	—
Commercial Real Estate	49	—	682	731	103,961	104,692	—
Residential Real Estate and Home Equity	374	197	321	892	95,353	96,245	—
Total	$920	$289	$2,004	$3,213	$352,670	$355,883	$—

Troubled Debt Restructurings

Information regarding Troubled Debt Restructuring (“TDR”) loans for the three and six month periods ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	For the three months ended June 30,
	2014		2013
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and Credit Card	—	$—	1	$1
Commercial and Industrial	—	—	—	—
Commercial Real Estate	—	—	3	163
Residential Real Estate and Home Equity	—	—	—	—

Total	—	$—	4	$164

	For the six months ended June 30,
	2014		2013
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and Credit Card	—	$—	1	$1
Commercial and Industrial	1	198	3	903
Commercial Real Estate	—	—	5	3,600
Residential Real Estate and Home Equity	—	—	—	—

Total	1	$198	9	$4,504

20.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

The following presents by class loans modified in a TDR that subsequently defaulted within twelve months of the modification (i.e. 60 days or more past due) during the three and six month periods ended June 30, 2014 and 2013 (in thousands).

	For the three months ended June 30,
	2014		2013
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and Credit Card	—	$—	1	$8
Commercial and Industrial	2	201	—	—
Commercial Real Estate	1	479	2	114
Residential Real Estate and Home Equity	—	—	—	—

Total	3	$680	3	$122

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

	For the six months ended June 30,
	2014		2013
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and Credit Card	—	$—	1	$8
Commercial and Industrial	2	201	—	—
Commercial Real Estate	1	479	2	114
Residential Real Estate and Home Equity	—	—	—	—

Total	3	$680	3	$122

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

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

21.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

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

22.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

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

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At June 30, 2014 and December 31, 2013, the fair value of loan commitments was not material.

23.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments are as follows (in thousands):

At June 30, 2014:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$28,821	$28,821	$28,821	$—	$—
Securities available-for-sale	80,690	80,690	—	80,690	—
Loans (net of allowance)(1)	353,100	348,555	—	—	348,555
FHLB stock	3,250	3,250	—	3,250	—
Accrued interest receivable	1,420	1,420	—	—	1,420

Financial liabilities
Non-interest-bearing deposits	$108,547	$108,547	—	$108,547	—
Interest-bearing deposits	327,563	327,730	—	327,730	—
FHLB advances	4,823	4,823	—	4,823	—
Accrued interest payable	107	107	—	—	107

(1)	Includes loans held for sale

At December 31, 2013:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$25,357	$25,357	$25,357	$—	$—
Securities available-for-sale	79,948	79,948	—	78,972	976
Loans (net of allowance)(1)	357,130	348,295	—	—	348,295
FHLB stock	3,799	3,799		3,799	—
Accrued interest receivable	1,356	1,356	—	—	1,356

Financial liabilities
Non-interest-bearing deposits(2)	$112,711	$112,711	—	$112,711	—
Interest-bearing deposits(2)	336,719	337,590	—	337,590	—
FHLB advances	4,838	4,838	—	4,838	—
Accrued interest payable	112	112	—	—	112

(1)	Includes loans held for sale
(2)	Includes deposits held for sale

24.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
June 30, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government and agency obligations	$14,024	$—	$14,024	$—
State and municipal obligations	21,938	—	21,938	—
Corporate bonds	5,673	—	5,673	—
Mortgage-backed securities	39,055	—	39,055	—
Total	$80,690	$—	$80,690	$—

		Fair Value Measurements Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government and agency obligations	$13,302	$—	$13,302	$—
State and municipal obligations	20,450	—	20,450	—
Corporate bonds	6,168	—	6,168	—
Collateralized debt obligation	976	—	—	976
Mortgage-backed securities	39,052	—	39,052	—
Total	$79,948	$—	$78,972	$976

25.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents a roll-forward of the balance sheet amounts for the six months ended June 30, 2014 for the collateralized debt obligation measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement.

Level 3 Fair Value Measurements Six months ended June 30, 2014
Balance, as of December 31, 2013	$976
Sold during the year	(835)
Total losses:
Included in earnings	(141)
Balance, as of June 30, 2014	$—

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

Impaired loans

At June 30, 2014 and December 31, 2013, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013 (in thousands).

June 30, 2014		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$15,125	$—	$—	$15,125
Real estate owned	1,406	—	—	1,406

26.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$22,881	—	—	$22,881
Real estate owned	1,219	—	—	1,219

Note 6 – Stock Based Compensation

The Company’s shareholders approved an employee share option Plan (the “Plan”) in May 2004. This Plan grants certain employees the right to purchase shares at a predetermined price. The Plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. At June 30, 2014, options to purchase 141,400 shares were exercisable, and no shares remained available for grant under this plan.

The Company recognizes compensation cost for equity-based awards based on fair value. The Company recorded $42,000, $30,000, $102,000 and $109,000 in compensation cost for equity-based awards during the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, respectively.

In determining the fair value of the stock options at June 30, 2014, the Company utilized a Black-Scholes valuation model with a risk-free interest rate that corresponds to the expected remaining life of each award, an expected dividend yield of 0%, an expected common stock price volatility of 30%, and an expected life of 8 years from the grant date.

A summary of the status of the Company’s equity compensation plan as of June 30, 2014, and changes during the period then ended are presented below (dollars in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at beginning of year	250,518	$9.91	6.4 years
Exercised	(1,833)	3.82	—
Forfeited	(8,599)	15.21	—
Expired	(4,889)	23.40	—
Outstanding at June 30, 2014	235,197	$9.58	6.0 years	$507

Options exercisable at period end	141,400	$13.08	4.8 years	$208

Weighted-average fair value of options granted during the year ended December 31, 2013		$2.45

There were no options granted in the first half of 2014. At June 30, 2014, unrecognized compensation expense to be recognized over the remaining life of outstanding options is $237,000.

27.

DCB Financial Corp and Subsidiaries

Notes to Consolidated Financial Statements

The following information applies to options outstanding at June 30, 2014:

Number Outstanding	Range Of Exercise Prices
38,861	$23.00 - $30.70
24,192	$16.90
21,535	$9.00
150,609	$3.50 - $5.40

Note 7 – Branch Sale

In March 2014, the Bank closed the previously announced sale of its Marysville branch (the “Branch”) to Merchants National Bank, a national bank headquartered in Hillsboro, Ohio (“Merchants”). Merchants acquired certain assets and assumed certain liabilities of the Branch, including the assumption of $19.4 million in deposit liabilities and the purchase of $4.8 million in loans related to the Branch.

The amounts related to the sale are as follows (in thousands):

Deposits assumed	$19,403
Loans sold (at book value)	(4,750)
Property and equipment (agreed upon value)	(1,500)
Cash on hand	(261)
Premium on deposits	(441)
Other, net	13
Cash paid to Merchants	$12,464

28.

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

29.

Overview of the second quarter of 2014

•	Total assets were $500.5 million and total deposits were $436.1 million at June 30, 2014, compared with $502.4 million and $449.4 million (including deposits held-for-sale) at December 31, 2013, respectively.

•	Net income was $37,000 for the three months ended June 30, 2014, compared with $156,000 for the same period in 2013. For the six months ended June 30, 2014, net income was $156,000 compared with $298,000 for the first half of 2013.

•	Net income per diluted share was $0.01 and $0.02 for the three months ending June 30, 2014 and 2013, respectively. Net income per diluted share was $0.02 for the six months ending June 30, 2014 compared with $0.04 per share for the same period in 2013.

•	The net interest margin was 3.51% in the second quarter of 2014 compared with 3.29% in the year-ago quarter and 3.50% in the first quarter of 2014.

•	Non-recurring gains and losses in the second quarter of 2014 aggregated $118,000 of net losses, compared to net non-recurring gains, negative provision for loan losses and income tax benefit aggregating $631,000 in the year-ago quarter. There was no loan loss provision or income tax benefit in the second quarter of 2014.

•	Non-recurring gains and losses in the first half of 2014 aggregated $63,000 of net losses, compared to net non-recurring gains, negative provision for loan losses and income tax benefit aggregating $1.4 million in the prior year. There was no loan loss provision or income tax benefit in the first half of 2014.

•	Total non-performing assets (including TDR’s) were $15.3 million or 3.06% of total assets at June 30, 2014, compared to $17.7 million or 3.59% at March 31, 2014 and $21.9 million or 4.36% at December 31, 2013.

•	Total non-performing assets (excluding TDR’s) were $6.0 million or 1.20% of total assets at June 30, 2014, compared to $5.2 million or 1.05% at March 31, 2014 and $9.1 million or 1.81% at December 31, 2013.

•	Non-interest income was 21.9% and 22.1%, respectively, of total revenue in the three and six months ended June 30, 2014, compared to 24.5% and 24.9%, respectively, in the year-ago periods.

•	Our efficiency ratio was 96.6% and 109.5%, respectively, in the three and six months ended June 30, 2014, compared to 97.6% and 110.9%, respectively, in the year-ago periods.

Comparison of Results of Operations

General

Net income was $37,000 or $0.01 per diluted share for the three months ended June 30, 2014, compared to net income of $156,000 or $0.02 per diluted share for the same period in 2013. Non-recurring gains and losses in the second quarter of 2014 aggregated $118,000 of net losses, compared to net non-recurring gains, negative provision for loan losses, and income tax benefit of $631,000 in the year-ago quarter. There was no loan loss provision in the second quarter of 2014.

Net income was $156,000 or $0.02 per diluted share for the six months ended June 30, 2014, compared to net income of $298,000 or $0.04 per diluted share for the same period in 2013. Non-recurring gains and losses in the first half of 2014 aggregated $63,000 of net losses, compared to net non-recurring gains, negative provision for loan losses, and income tax benefit of $1.4 million in the prior year. There was no loan loss provision in the first half of 2014.

30.

Net Interest Income

Net interest income totaled $4.0 million in the three months ended June 30, 2014, compared with $3.8 million in the year-ago quarter and $4.0 million in the first quarter of 2014. Average interest-earning assets decreased $3.3 million in the second quarter compared to the year-ago quarter, and were $12.9 million lower than the first quarter of 2014, due primarily to the effect on average assets, net of organic loan growth over the last four quarters, of the sale of the Company’s Marysville branch in the first quarter of 2014, and to payoffs of two large commercial relationships totaling $5.7 million late in the first quarter of 2014. The net interest margin increased 22 basis points in the second quarter compared with the year-ago quarter and was 1 basis point higher than the first quarter of 2014.

The net interest margin was 3.51% in the second quarter of 2014, compared with 3.29% in the year-ago quarter and 3.50% in the first quarter of 2014. The earning assets yield increased 2 basis points in the second quarter of 2014 compared with the year-ago quarter, due largely to growth in our loan portfolio which was funded primarily from cash on deposit with the Federal Reserve and cash flows from our securities portfolio. The cost of interest-bearing liabilities decreased 19 basis points over the same period as a result of maturing time accounts which either were renewed at lower rates or were transferred into our interest-bearing demand and money market accounts, which earn interest at lower rates than time accounts. Also, we restructured advances from the Federal Home Loan Bank in November, 2013 which contributed to a 176 basis point decrease in the cost of borrowings in the second quarter compared to the year-ago quarter.

Average interest-earning assets were $453.4 million in the second quarter, compared with $456.7 million in the year-ago quarter and $466.4 million in the first quarter of 2014. The average balance of loans increased by $27.9 million, while average balance of interest earning cash and cash equivalents decreased $22.7 million and average investments decreased $8.5 million when compared with the year-ago quarter, as we used our excess liquidity position to fund organic loan growth. Total average loans were 78.7% of total average interest-earning assets in the second quarter of 2014, compared with 72.0% in the year-ago quarter and 77.1% in the first quarter of 2014. The average balance of time deposits declined $43.3 million in the second quarter compared with the year-ago quarter, while average balances in lower-costing interest-bearing demand, savings and money market accounts increased $21.2 million, and the average balance of non-interest-bearing demand accounts increased $15.7 million over that same period.

Net interest income totaled $8.0 million in the first half 2014, which was an increase of $585,000 or 7.9% compared with $7.4 million in the year-ago period. The net interest margin was 3.48% for the six months ended June 30, 2014, compared with 3.29% in the year-ago period. The earning asset yield was unchanged in the first half of 2014 compared with the year-ago period, and the cost of interest-bearing liabilities decreased 21 basis points over the same period.

Average interest-earning assets were $460.4 million in the first half of 2014, which was an increase of $6.2 million or 1.4% from the first half of 2013. Total average loans were 77.8% of total interest-earning assets in the six months ended June 30, 2014, compared with 70.5% in the first half of 2013. The average balance in time deposits decreased $45.7 million in the first half of 2014 compared with the year-ago period, while the average balances in lower-costing interest-bearing demand, savings and money market accounts increased $28.1 million, and the average balance of non-interest-bearing demand accounts increased $16.7 million.

31.

The following table presents certain information from the Company’s average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities (dollars in thousands). Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities. Average balances are derived from daily balances. Interest on tax-exempt securities is reported on a historical basis without tax-equivalent adjustment. Average loan balances include non-accruing loans and loans held for sale. Loan income includes cash received on non-accruing loans.

	Three months ending June 30,
	2014			2013
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Federal funds sold and other short term	$13,566	$9	0.28%	$36,271	$21	0.24%
Taxable securities	78,587	490	2.50	86,884	442	2.04
Tax-exempt securities	4,603	44	3.84	4,804	47	3.92
Loans	356,678	3,719	4.15	328,769	3,735	4.56
Total interest-earning assets	453,434	4,262	3.75	456,728	4,245	3.73

Non-interest-earning assets	40,778			48,182

Total assets	$494,212			$504,910

Interest-bearing liabilities:
Interest-bearing demand and money market deposits	$206,925	$139	0.27%	$188,114	$123	0.26%
Savings deposits	42,720	16	0.15	40,344	15	0.15
Certificates of deposit	81,415	108	0.53	124,760	284	0.91
Total deposits	331,060	263	0.32	353,218	422	0.48
Borrowed funds	4,894	36	2.94	6,145	72	4.70

Total interest-bearing liabilities	335,954	299	0.36	359,363	494	0.55

Non-interest-bearing liabilities	112,529			96,349
Total liabilities	448,483			455,712

Shareholders’ equity	45,729			49,198

Total liabilities and shareholders’ equity	$494,212			$504,910

Net interest income; interest rate spread		$3,963	3.39%		$3,751	3.18%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.51%			3.29%

Average interest-earning assets to average interest-bearing liabilities	135%				127%

32.

	Six months ending June 30,
	2014			2013
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Federal funds sold and other short term	$17,635	$23	0.26%	$42,163	$50	0.24%
Taxable securities	79,827	998	2.56	87,366	962	2.22
Tax-exempt securities	4,707	90	3.87	4,599	93	4.08
Loans	358,252	7,456	4.17	320,086	7,286	4.59
Total interest-earning assets	460,421	8,567	3.73	454,214	8,391	3.73

Non-interest-earning assets	40,828			50,581

Total assets	$501,249			$504,795

Interest-bearing liabilities:
Interest-bearing demand and money market deposits	$209,007	$275	0.27%	$184,887	$236	0.26%
Savings deposits	43,118	31	0.14	39,153	29	0.15
Certificates of deposit	83,797	237	0.57	129,522	608	0.95
Total deposits	335,922	543	0.36	353,562	873	0.50
Borrowed funds	5,086	72	2.85	6,584	151	4.62

Total interest-bearing liabilities	341,008	615	0.36	360,146	1,024	0.57

Non-interest-bearing liabilities	115,068			95,850
Total liabilities	456,076			455,996

Shareholders’ equity	45,173			48,799

Total liabilities and shareholders’ equity	$501,249			$504,795

Net interest income; interest rate spread		$7,952	3.37%		$7,367	3.16%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.48%			3.29%

Average interest-earning assets to average interest-bearing liabilities	135%				126%

33.

Asset Quality and Allowance for Loan Losses

Delinquent loans (including non-accrual) totaled $5.7 million or 1.58% of total loans at June 30, 2014, compared to $4.6 million or 1.29% of total loans at March 31, 2014 and $8.1 million or 2.24% at the end of 2013. Nonaccrual loans totaled $4.6 million or 1.29% of total loans at June 30, 2014, compared to $3.6 million or 1.02% of total loans at March 31, 2014 and $6.9 million or 1.90% of total loans at December 31, 2013.

Delinquent loans	June 30, 2014		March 31, 2014		December 31, 2013
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$1,022	0.29%	$834	0.23%	$945	0.26%
60 days past due	18	0.00%	132	0.04%	290	0.08%
90 days past due and still accruing	—	—	—	—	—	—
Non-accrual	4,620	1.29%	3,607	1.02%	6,904	1.90%
Total	$5,660	1.58%	$4,573	1.29%	$8,139	2.24%

(1) As a percentage of total loans, excluding deferred costs

Non-performing assets were $15.3 million or 3.06% of total assets at June 30, 2014, compared with $17.7 million or 3.59% of total assets at March 31, 2014 and $21.9 million or 4.36% of total assets at December 31, 2013. Troubled debt restructurings (“TDR’s”) which are performing in accordance with the restructured terms and accruing interest, but are included in non-performing assets, were $9.3 million at June 30, 2014, compared to $12.6 million at March 31, 2014 and $12.8 million at December 31, 2013.

The following table represents information concerning the aggregate amount of non-performing assets (includes loans held for sale):

Non-performing assets	June 30, 2014	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Non-accruing loans:
Residential real estate loans and home equity	$425	$511	$352
Commercial real estate	2,779	1,647	1,850
Commercial and industrial	1,354	1,449	4,702
Consumer loans and credit cards	62	—	—
Total non-accruing loans	4,620	3,607	6,904
Accruing loans delinquent 90 days or more	—	—	—
Total non-performing loans (excluding TDR’s)	4,620	3,607	6,904

Collateralized debt obligations	—	—	976
Other real estate and repossessed assets	1,406	1,563	1,219
Total non-performing assets (excluding TDR’s)	$6,026	$5,170	$9,099

Troubled debt restructurings(1)	$9,297	$12,569	$12,788
Total non-performing loans (including TDR’s)	$13,917	$16,176	$19,692
Total non-performing assets (including TDR’s)	$15,323	$17,739	$21,887

(1) TDR’s that are in compliance with their modified terms and accruing interest.

34.

Much of the improvement in asset quality in the first half of 2014 has resulted from the execution of previously disclosed strategies developed in the fourth quarter of 2013 to accelerate the disposition of certain troubled assets, in particular two commercial relationships which totaled $5.7 million at the end of 2013. As of June 30, 2014, a total of $4.7 million of cash has been collected on these relationships. One of the relationships, with a carrying amount of $2.7 million at the end of 2013, was paid off for the full carrying amount in the first quarter. A second relationship with an outstanding balance of $3.0 million and an allowance allocation of $1.5 million at the end of 2013 has been paid down by $2.0 million in the first half of 2014, of which $554,000 was received in the second quarter. The Company recorded a partial charge-off on this second relationship of $750,000 in the first quarter, using the specific loan loss allocation established for this relationship in the fourth quarter of 2013. As a result of the $554,000 that was collected on this relationship in the second quarter, an identical amount of allowance for loan losses allocated to this relationship at the end of 2013 has been freed up and incorporated into the general and qualitative components of the allowance for loan losses, as of June 30, 2014. The Company maintains a 100% reserve allocation against the remaining balance of $197,000 at the end of the second quarter (net of the partial chargeoff), due to uncertainty as to the collectability of the remaining balance. The Company has retained legal counsel in anticipation of exploring claims to be made against the third-party purchaser of certain of the borrower’s assets which, the Company maintains, were and remain subject to a perfected first lien position of the Company.

Certain troubled loans totaling $418,000 and classified as held-for-sale at the end of 2013 were sold during the second quarter of 2014 for $395,000. Writedowns and losses on loans held-for-sale totaled $114,000 in the second quarter, with $23,000 realized upon sales of loans and $91,000 from writedowns on remaining loans held-for-sale at the end of the second quarter.

Net charge-offs were $777,000 or 0.87% (annualized) of average loans in the second quarter, compared to net charge-offs of $15,000 in the year-ago quarter. Net charge-offs were $2.1 million or 1.15% (annualized) of average loans in the first half of 2014, compared to net recoveries of $511,000 in the year-ago period. Three relationships comprised nearly all of the charge-offs in the first half of 2014, which were charged against specific allowance allocations established in the fourth quarter of 2013.

There was no provision for loan losses recorded in the first half of 2014, as the $3.3 million loan loss provision recorded in the fourth quarter of 2013 included specific allocations for the three large relationships charged-off in the first half of 2014. Negative provisions for loan losses of $240,000 and $890,000 were recorded in the quarter and six months ended June 30, 2013 as the result of the net recoveries and other credit quality indicators in those periods. The provision for loan losses as a percentage of net charge-offs was not meaningful for first half of 2014 and 2013. On a linked-quarters basis, the provision for loan losses as a percentage of net charge-offs was 97.2% for the four calendar quarters ending June 30, 2014.

The allowance for loan losses was $4.6 million at June 30, 2014, compared with $5.3 million at March 31, 2014 and $6.7 million at December 31, 2013. The ratio of the allowance for loan losses to total loans was 1.28% at June 30, 2014, compared with 1.51% at March 31, 2014 and 1.85% at December 31, 2013. The ratio of the allowance for loan losses to non-performing loans (including TDR’s) was 33.9% at June 30, 2014, compared with 33.0% at March 30, 2014 and 34.1% at December 31, 2013. The ratio of the allowance for loan losses to non-accrual loans was 109% at June 30, 2014, compared with 148% at March 30, 2014 and 97% at December 31, 2013.

35.

We assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for loan losses and the required provision expense each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for credit losses, such as the allowance as a percentage of total loans and leases, the allowance as a percentage of non-performing loans and leases and the provision expense as a percentage of net charge-offs. This portion of the allowance has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors. At June 30, 2014, $258,000 or 5.7% of the allowance for credit losses was considered to be “unallocated,” compared to $173,000 or 3.2% at March 31, 2014. There was no unallocated amount at December 31, 2013. The amount of unallocated allowance to the total allowance has trended upward in the first half of 2014 as the result of improvement in recent quarters in our asset quality metrics, including the amounts of and changes in: i) classified loans; ii) past due and nonaccrual loans; iii) troubled debt restructurings, and; iv) specific allowance allocations for impaired loans.

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off and additions to the allowance, which have been charged to expense (in thousands).

Allowance for loan losses	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$5,345	$6,758	$6,724	$6,882

Loans charged-off	(846)	(187)	(2,258)	(434)
Recoveries of loans previously charged-off	69	172	199	945
Net loans charged-off	(777)	(15)	(2,059)	511
Allowance related to loans transferred to held-for-sale	—	—	(97)	—
Provision for loan losses	—	(240)	—	(890)
Allowance for loan losses, end of period	$4,568	$6,503	$4,568	$6,503

36.

Non-interest Income

The following table sets forth certain information on non-interest income for the years indicated (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Service charges	$489	$573	$(84)	(14.7)%	$1,000	$1,121	$(121)	(10.8)%
Wealth management income	378	355	23	6.5	671	671	—	—
Treasury management fees	59	64	(5)	(7.8)	115	126	(11)	(8.7)
BOLI income	164	165	(1)	(0.6)	402	405	(3)	(0.7)
Writedowns and losses on loans held for sale	(114)	—	(114)	(100.0)	(357)	—	(357)	(100.0)
Gain on sale of REO	(4)	2	(6)	(300.0)	(4)	86	(90)	(104.7)
Gain (loss) on sale of securities	—	135	(135)	(100.0)	(140)	135	(275)	(203.7)
Gain on sale of branch	—	—	—	—	438	—	438	100.0
Other	24	57	(33)	(57.9)	62	115	(53)	(46.1)
Total non-interest income	$996	$1,351	$(355)	(26.3)%	$2,187	$2,659	$(472)	(17.8)%

Non-interest income was $996,000 in the second quarter of 2014, compared to $1.4 million in the second quarter of 2013 and $1.2 million in the first quarter of 2014. Non-recurring gains, writedowns and losses accounted for much of the changes in non-interest income in the second quarter compared to the year-ago quarter and to the first quarter of 2014. Nonrecurring writedowns and losses, net of nonrecurring gains were $118,000 in the second quarter of 2014 (writedowns and losses on loans held-for-sale and loss on sale of REO), compared to net nonrecurring gains of $137,000 in the year-ago quarter (gains on sales of securities and REO) and net non-recurring gains $53,000 in the first quarter of 2014 (gain on sale of branch, writedowns of loans held-for-sale and loss on sale of securities available-for-sale).

Non-interest income (net of nonrecurring income, gains and losses and gains/losses on the sales of securities) accounted for 21.9% of total revenue in the second quarter of 2014, compared with 24.5% in the year-ago quarter and 22.2% in the first quarter of 2014.

Noninterest income was $2.2 million in the first half of 2014, compared to $2.7 million in the first half of 2013. Nonrecurring writedowns and losses, net of nonrecurring gains were $63,000 in the first half of 2014, compared to net nonrecurring gains of $221,000 in the year-ago period.

Non-interest income accounted for 21.9% of total revenue in the first half of 2014, compared with 24.9% in prior year.

37.

Non-interest Expense

The following table sets forth certain information on non-interest expenses for the years indicated (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Salaries and benefits	$2,712	$2,864	$(152)	(5.3)%	$5,490	$5,836	$(346)	(5.9)%
Occupancy and equipment	837	800	37	4.6	1,641	1,593	48	3.0
Professional services	197	491	(294)	(59.9)	617	947	(330)	34.8
Advertising	77	66	11	16.7	158	173	(15)	(8.7)
Office supplies, postage and courier	89	94	(5)	5.3	184	199	(15)	(7.5)
FDIC insurance premium	172	101	71	70.3	340	254	86	33.9
State franchise taxes	67	133	(66)	(49.6)	132	344	(212)	(61.6)
Other	771	891	(120)	(13.5)	1,421	1,550	(129)	(8.3)
Total non-interest expenses	$4,922	$5,440	$(518)	(9.5)%	$9,983	$10,896	$(913)	(8.4)%

Non-interest expenses were $4.9 million for the second quarter of 2014, compared with $5.4 million in the year-ago quarter and $5.1 million for the first quarter of 2014. The decrease from the year-ago quarter is primarily attributable to a $294,000 decrease in professional services, a $152,000 decrease in salaries and benefits, a $120,000 decrease in other non-interest expenses, and a $66,000 decrease in state franchise taxes. The decrease in professional services is due primarily to the substantial improvement in our asset quality which has reduced the need for outside professional services related to the workout of classified assets. The decrease in salaries and benefits is attributable to a decline in incentive compensation expense as loan originations during the quarter are down from the year-ago quarter, and to the elimination of $47,000 of salaries expense attributable to the Company’s former Marysville branch. The decrease in state franchise taxes is the result of a change in the tax law which changed how the tax is calculated in the current year.

The Company’s efficiency ratio was 96.6% in the second quarter of 2014, compared with 109.5% in the year-ago quarter, and 98.5% in the first quarter of 2014.

Non-interest expenses were $10.0 million in the first half of 2014, which was a decrease of $913,000 or 8.4% compared to the first half of 2013 as salaries and benefits expense decreased $346,000, franchise taxes decreased $122,000, and professional services decreased $330,000 for the same reasons discussed above.

The Company’s efficiency ratio was 97.6% for the first half of 2014, compared to 110.9% in the prior year.

Income Taxes

The Company had net deferred tax assets totaling $11.0 million and $11.6 million with valuation allowances of $11.3 million and $11.2 million, respectively, at June 30, 2014 and December 31, 2013. Included in net deferred tax assets are gross deferred tax assets of $12.0 million and $11.7 million at June 30, 2014 and December 31, 2013, respectively. Deferred tax liabilities at June 30, 2014 were comprised entirely of the tax liability generated by the unrealized gains on securities available-for-sale.

38.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets were $500.5 million at June 30, 2014, which was a decrease of $1.9 million from $502.4 million at December 31, 2013. Assets sold in connection with the sale of the Company’s Marysville branch in the first quarter totaled $18.7 million and included cash of $12.5 million, loans of $4.8 million and fixed assets of $1.4 million. Deposits attributable to the branch totaling $19.4 million were assumed by the buyer.

Securities

Investment securities totaled $80.7 million at June 30, 2014, compared with $79.9 million at December 31, 2013. Our portfolio is comprised primarily of investment grade securities. The breakdown of the securities portfolio at June 30, 2014 was 48.4% government-sponsored entity guaranteed mortgage-backed securities, 27.2% municipal securities, 17.4% obligations of U.S. government-sponsored corporations and 7.0% corporate bonds. Mortgage-backed securities, which totaled $39.1 million at June 30, 2014, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the U.S. government.

Loans

The following table sets forth the composition of our loan portfolio, including loans held-for-sale at the dates indicated (dollars in thousands):

	June 30, 2014		March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent	Amount	Percent
Loan portfolio composition
Commercial and industrial	$104,959	29.4%	$110,886	31.3%	$122,901	33.8%
Commercial real estate	104,387	29.2%	105,077	29.7%	106,901	29.4%
Real estate and home equity	114,038	31.9%	105,573	29.8%	98,622	27.1%
Consumer and credit card	34,102	9.5%	32,759	9.2%	35,265	9.7%
Total loans	$357,486	100.0%	$354,295	100.0%	363,689	100.0%

Net deferred loan costs	182		164		165
Allowance for loan losses	(4,568)		(5,345)		(6,724)
Net loans	$353,100		$349,114		$357,130

Total loans, including loans held for sale, increased $3.3 million in the second quarter, and were $357.7 million at June 30, 2014, compared with $354.4 million at March 31, 2014. Residential mortgages and consumer loans increased at annualized rates of 32.1% and 16.4%, respectively, in the second quarter primarily as the result of business development initiatives including ongoing engagement with and calling on local real estate agencies and a successful cross-selling program to existing customers. Commercial and industrial loans decreased $5.9 million in the second quarter, through a combination of weakness in demand, normal amortization, prepayments and chargeoffs.

Deposits

Deposits totaled $436.1 million at June 30, 2014, which was a slight decrease from $439.8 million at the end of the first quarter. Time accounts decreased $7.1 million in the second quarter, which was partially offset by increases in savings, demand and money market accounts aggregating $3.4 million. Consistent with the financial sector generally, the very low interest rate environment continues to influence the Company’s deposit composition, as customer preference for non-maturity savings, demand and money market accounts outweighs that of time accounts.

39.

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

Cash and cash equivalents totaled $28.8 million at June 30, 2014, compared to $25.4 million at December 31, 2013. Cash and equivalents represented 5.8% of total assets at June 30, 2014 and 5.0% of total assets at December 31, 2013. The Company has the ability to borrow funds from the FHLB and the Federal Reserve Bank should the Company need to supplement its future liquidity. Management believes the Company’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

Capital Resources

Stockholders’ equity was $46.8 million at June 30, 2014, compared with $46.4 million at March 31, 2014, and $45.3 million at December 31, 2013. The increase since December is primarily the result of the difference between the unrealized loss of $940,000 on one collateralized debt obligation (“CDO”) at December 31, 2013, and the actual loss recognized upon the sale of that security in the first quarter of $140,000. Sharply higher demand for these types of securities in the first quarter of 2014 contributed to the increase in the value of the CDO during that quarter. The remaining increase in stockholder’s equity is due primarily to an increase in unrealized gains on securities available-for-sale and to net income in the first half of 2014.

The Bank’s Tier 1 leverage ratio was 8.97% and its total risk-based capital ratio was 14.02% at the end of the second quarter, both of which comfortably exceeded the regulatory thresholds required to be classified as a “well-capitalized” institution, which are 5.0% and 10.0%, respectively.

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

40.

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well-capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Total risk-based capital
Consolidated	$50,600	14.36%	$28,196	> 8.00%	N/A	N/A
Bank	$49,416	14.02%	$28,196	> 8.00%	$35,245	>10.00%
Tier 1 capital
Consolidated	$46,192	13.11%	$14,098	> 4.00%	N/A	N/A
Bank	$45,008	12.77%	$14,098	> 4.00%	$21,147	> 6.00%
Leverage
Consolidated	$46,192	9.20%	$20,076	> 4.00%	N/A	N/A
Bank	$45,008	8.97%	$20,076	> 4.00%	$25,095	> 5.00%

As of December 31, 2013
Total risk-based capital
Consolidated	$50,644	13.82%	$29,321	> 8.00%	N/A	N/A
Bank	$49,473	13.50%	$29,321	> 8.00%	$36,651	>10.00%
Tier 1 capital
Consolidated	$46,036	12.56%	$14,661	> 4.00%	N/A	N/A
Bank	$44,865	12.24%	$14,661	> 4.00%	$21,992	> 6.00%
Leverage
Consolidated	$46,036	9.00%	$20,456	> 4.00%	N/A	N/A
Bank	$44,865	8.77%	$20,456	> 4.00%	$25,570	> 5.00%

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13Q-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

41.

Part II	Other Information

Item 1 -	Legal Proceedings:
There are no matters required to be reported under this item.

Item 1A-	Risk Factors
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2013.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds
There are no matters required to be reported under this item.

Item 3 -	Defaults upon Senior Securities:
There are no matters required to be reported under this item.

Item 4 -	Mine Safety Disclosures:
There are no matters required to be reported under this item.

Item 5 -	Other Information:
There are no matters required to be reported under this item.

Item 6 -	Exhibits:
Exhibits – The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003 (File No 000-22387).

3.2	Amended and Restated Articles of Incorporation of DCB Financial Corp, incorporated by reference to the Company’s Report on Form 10-Q filed with the Commission on November 14, 2003 (File No 000-22387).

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2014 and 2013 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2014 and 2013 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended June 30, 2014 and 2013 (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

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

42.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP
(Registrant)

Dated: August 14, 2014	/s/ Ronald J. Seiffert
Ronald J. Seiffert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2014	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

43.