Form 10-Q
period 2014-09-30
DCB FINANCIAL CORP
filed 2014-11-14
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:   0-22387

DCB Financial Corp

(Exact name of registrant as specified in its charter)

Ohio	31-1469837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 110 Riverbend Avenue, Lewis Center, Ohio 43035

(Address of principal executive offices) (Zip code)

(740) 657-7000

(Registrant’s telephone number including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of November 14, 2014, the latest practicable date, 7,192,350 shares of the registrant’s common stock, no par value, were issued and outstanding.

DCB Financial Corp

2.

Part I – Financial Information

DCB Financial Corp and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013
	(Dollars in thousands, except share and per share data)

Assets
Cash and due from financial institutions	$6,942	$6,110
Interest-bearing deposits	13,865	19,247
Total cash and cash equivalents	20,807	25,357

Securities available-for-sale	74,683	79,948

Loans	369,256	356,048
Less allowance for loan losses	(4,176)	(6,724)
Net loans	365,080	349,324

Loans held for sale	385	7,806
Real estate owned	1,215	1,219
Investment in FHLB stock	3,250	3,799
Premises and equipment, net	10,139	10,641
Premises and equipment held for sale	—	1,405
Bank-owned life insurance	19,863	19,297
Accrued interest receivable and other assets	4,921	3,623
Total assets	$500,343	$502,419

Liabilities and stockholders’ equity
Liabilities:
Deposits:
Non-interest bearing	$104,991	$109,622
Interest bearing	340,543	317,237
Total deposits	445,534	426,859

Deposits held for sale	—	22,571
Federal Home Loan Bank advances	4,816	4,838
Accrued interest payable and other liabilities	3,306	2,887
Total liabilities	453,656	457,155

Stockholders’ equity:
Common stock, no par value 7,500,000 shares authorized and issued at September 30, 2014 and December 31, 2013	15,771	15,771
Preferred stock, no par value, 2,000,000 shares authorized and none issued at September 30, 2014 and December 31, 2013	—	—
Retained earnings	37,888	37,683
Treasury stock, at cost, 307,650 shares at September 30, 2014 and December 31, 2013	(7,416)	(7,416)
Accumulated other comprehensive income (loss)	444	(774)
Total stockholders’ equity	46,687	45,264
Total liabilities and stockholders’ equity	$500,343	$502,419

Common shares outstanding	7,192,350	7,192,350
Book value per common share	$6.49	$6.29

The accompanying notes are an integral part of the consolidated financial statements.

3.

DCB Financial Corp and Subsidiaries

Consolidated Statements of Income (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$3,775	$3,814	$11,231	$11,100
Securities	494	481	1,582	1,536

Federal funds sold and interest bearing deposits	9	21	32	71
Total interest income	4,278	4,316	12,845	12,707

Interest expense:
Deposits:
Savings and money market accounts	147	128	416	356
Time accounts	104	215	341	823
NOW accounts	19	19	56	56
Total	270	362	813	1,235

FHLB advances	36	63	108	214
Total interest expense	306	425	921	1,449

Net interest income	3,972	3,891	11,924	11,258
Provision for loan losses	—	—	—	(890)
Net interest income after provision for loan losses	3,972	3,891	11,924	12,148

Non-interest income:
Service charges	485	543	1,485	1,665
Wealth management fees	420	417	1,091	1,089
Treasury management fees	58	57	173	183
Income from bank-owned life insurance	165	166	566	571
Writedowns and losses on loans held for sale	(189)	—	(546)	—
(Loss) gain on the sale of REO	(69)	(51)	(73)	35
Gain on the sale of securities available-for-Sale	241	—	101	135
Gain on sale of branch	—	—	438	—
Other non-interest income	29	60	92	173
Total non-interest income	1,140	1,192	3,327	3,851

Non-interest expense:
Salaries and employee benefits	2,821	2,924	8,311	8,760
Occupancy and equipment	753	685	2,394	2,278
Professional services	366	359	983	1,326
Advertising	100	66	258	239
Office supplies, postage and courier	72	131	256	363
FDIC insurance premium	180	187	520	531
State franchise taxes	67	120	199	374
Other non-interest expense	703	758	2,124	2,255
Total non-interest expense	5,062	5,230	15,045	16,126

Income (loss) before income tax benefit	50	(147)	206	(127)

Income tax benefit	—	(20)	—	(298)
Net income (loss)	$50	$(127)	$206	$171

Share and Per Share Data
Basic average common shares outstanding	7,192,350	7,192,350	7,192,350	7,192,350
Diluted average common shares outstanding	7,249,194	7,192,350	7,242,431	7,226,370
Basic earnings (loss) per common share	$0.01	$(0.02)	$0.03	$0.02
Diluted earnings (loss) per common share	$0.01	$(0.02)	$0.03	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

4.

DCB Financial Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Net income (loss)	$50	$(127)	$206	$171

Other comprehensive income:

Reclassification of previously recognized noncredit other-than-temporary impairment on sale of security, net of tax of $0, $0, $(48), and $512, in 2014 and 2013, respectively	—	—	(92)	995

Reclassification adjustment for realized gains included in net income, net of taxes of $82, $0, $34, and $46, in 2014 and 2013, respectively	(159)	—	(67)	(89)

Net unrealized gains (losses) on securities available-for-sale, net of related taxes of $(10), $(326), $709 and $(667), in 2014 and 2013, respectively	(20)	(633)	1,377	(1,294)

Unrealized gains on securities transferred to available-for-sale, net of related taxes of $131 in 2013	—	—	—	254

Amortization of unrealized losses on held-to-maturity securities, net of taxes of $5 and $27 in 2013	—	10	—	53

Total other comprehensive (loss) income	(179)	(623)	1,218	(81)

Comprehensive (loss) income	$(129)	$(750)	$1,424	$90

The accompanying notes are an integral part of the consolidated financial statements.

5.

DCB Financial Corp
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30,
(Dollars in thousands)

	2014	2013
Cash flows from operating activities
Net income	$206	$171
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	813	795
Income tax benefit	-	(298)
Provision for loan losses	-	(890)
Writedowns and losses on loans held for sale	546	-
Gain on sale of securities available-for-sale	(101)	(135)
Loss (gain) on sale of real estate owned	(73)	35
Gain on sale of branch	(438)	-
Stock option plan expense	147	135
Premium amortization on securities, net	823	1,232
Earnings on bank owned life insurance	(566)	(571)
Net changes in other assets and other liabilities	(1,653)	3,335
Net cash provided by (used in) operating activities	(296)	3,809

Cash flows from investing activities
Securities
Purchases	(16,595)	(17,268)
Proceeds from sales	7,140	2,561
Proceeds from maturities, principal payments and calls	15,842	20,757
Net change in loans	(14,563)	(40,333)
Proceeds from sale of real estate owned	586	2,442
Premises and equipment expenditures	(322)	(910)
Net cash paid upon sale of branch	(12,464)	-
Proceeds from redemption of FHLB stock	549	-
Proceeds from sale of loans	423	-
Net cash used in investing activities	(19,404)	(32,751)

Cash flows from financing activities
Net change in deposits	15,172	2,775
Repayment of Federal Home Loan Bank advances	(22)	(2,358)

Net cash provided by financing activities	15,150	417

Net change in cash and cash equivalents	(4,550)	(28,525)
Cash and cash equivalents at beginning of period	25,357	63,307

Cash and cash equivalents at end of period	$20,807	$34,782

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$994	$1,519
Non-cash investing and financing activities
Transfer of loans to real estate owned	$509	$27

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

All adjustments, consisting of only normal recurring items, that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three and nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results anticipated for the year.

To prepare financial statements in conformity with US GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are anytime particularly subject to change.

Earnings per share

Earnings per common share is net income divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares under stock options. Weighted-average shares for basic and diluted earnings per share are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted-average common shares outstanding (basic)	7,192,350	7,192,350	7,192,350	7,192,350

Dilutive effect of assumed exercise of stock options	56,844	—	50,081	34,020

Weighted-average common shares outstanding (diluted)	7,249,194	7,192,350	7,242,431	7,226,370

There were 124,622 shares included in the computation of common share equivalents for the three months and nine months ended September 30, 2014 because the average fair value of the shares was greater than the exercise price.

There were 143,658 shares included in the computation of common share equivalents for the nine months ended September 30, 2013 because the average fair value of the shares was greater than the exercise price. There were no shares included in the computation of common share equivalents for the three months ended September 30, 2013 due to the net loss in the that period.

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

Significant Accounting Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP and follow general practices within the financial services industry. The application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

The procedures for assessing the adequacy of the allowance for loan losses reflect our evaluation of credit risk after careful consideration of all information available to us. In developing this assessment, the Company must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

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

Note 2 – Securities

As of September 30, 2014:

The amortized cost and estimated fair values of securities available-for-sale were as follows (in thousands):

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$14,630	$25	$172	$14,483
Corporate bonds	4,982	24	31	4,975
States and municipal obligations	19,199	379	100	19,478
Mortgage-backed securities	35,200	735	188	35,747
Total	$74,011	$1,163	$491	$74,683

As of December 31, 2013:

The amortized cost and estimated fair values of securities available-for-sale were as follows (in thousands):

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$13,714	$16	$428	$13,302
Corporate bonds	6,187	42	61	6,168
States and municipal obligations	20,651	283	484	20,450
Collateralized debt obligations	1,916	—	940	976
Mortgage-backed securities	38,652	731	331	39,052
Total	$81,120	$1,072	$2,244	$79,948

10.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	1	$485	$2	5	$5,363	$170	6	$5,848	$172
Corporate bonds	2	786	7	4	1,664	24	6	2,450	31
State and municipal obligations	7	2,618	18	7	2,755	82	14	5,373	100
Mortgage-backed securities and other	10	6,914	58	3	2,865	130	13	9,779	188
Total temporarily impaired securities	20	$10,803	$85	19	$12,647	$406	39	$23,450	$491

December 31, 2013

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	10	$10,680	$428	—	$—	$—	10	$10,680	$428
Corporate bonds	5	2,141	38	2	883	23	7	3,024	61
State and municipal obligations	32	11,012	442	2	822	42	34	11,834	484
Collateralized debt obligations	—	—	—	1	976	940	1	976	940
Mortgage-backed securities and other	11	8,445	231	2	1,189	100	13	9,634	331
Total temporarily impaired securities	58	$32,278	$1,139	7	$3,870	$1,105	65	$36,148	$2,244

The unrealized losses on the Company’s investments in U.S. Government and agency obligations, state and political subdivision obligations, corporate bonds and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be OTTI at September 30, 2014 or December 31, 2013.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

The Company sold its remaining investment in collateralized debt obligations in the first quarter of 2014 and recognized a loss of $141,000, on the sale. Gross gains on the sale of securities were $241,000 and $242,000 in the three months and nine months ended September 30, 2014.

In the second quarter of 2013, the Company sold investments in collateralized debt obligations for a gain of $135,000. These securities that were sold were from the held-to-maturity portfolio and as a result of the sale the remaining held-to-maturity securities were reclassified as available-for-sale. There were no other sales of securities in the three and nine months ended September 30, 2013.

11.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

At September 30, 2014, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of all debt securities at September 30, 2014, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$824	$832
Due after one to five years	10,600	10,632
Due after five to ten years	19,315	19,477
Due after ten years	8,072	7,995
Mortgage-backed and related securities	35,200	35,747
Total	$74,011	$74,683

Securities with a fair value of $63.2 million at September 30, 2014 were pledged to secure public deposits and other obligations.

Note 3 – Loans

At September 30, 2014 and December 31, 2013, loans were comprised of the following (in thousands):

	September 30, 2014	December 31, 2013

Commercial and industrial	$102,629	$122,084
Commercial real estate	105,236	104,692
Residential real estate and home equity	125,484	96,245
Consumer and credit card	35,725	32,862
Subtotal	369,074	355,883
Add: Net deferred loan origination fees	182	165

Total loans receivable	$369,256	$356,048

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

Three Months Ended September 30, 2014

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total

Beginning balance	$161	$1,418	$2,511	$220	$258	$4,568
Charge-offs	(43)	(197)	(173)	(32)	—	(445)
Recoveries	31	4	11	7	—	53
Provision	28	1	(166)	88	49	—
Ending balance	$177	$1,226	$2,183	$283	$307	$4,176

Nine Months Ended September 30, 2014

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total

Beginning balance	$301	$3,231	$2,973	$219	$—	$6,724
Charge-offs	(111)	(1,390)	(1,041)	(161)	—	(2,703)
Recoveries	90	14	125	23	—	252
Provision	(103)	(629)	223	202	307	—
Transferred to loans held for sale	—	—	(97)	—	—	(97)
Ending balance	$177	$1,226	$2,183	$283	$307	$4,176

Allowance allocated to:
Individually evaluated for impairment	$—	$267	$1,036	$—	$—	$1,303
Collectively evaluated for impairment	177	959	1,147	283	307	2,873
Ending balance	$177	$1,226	$2,183	$283	$307	$4,176

Loans:
Individually evaluated for impairment	$463	$2,092	$11,378	$—		$13,933
Collectively evaluated for impairment	35,262	100,537	93,858	125,484		355,141
Ending balance	$35,725	$102,629	$105,236	$125,484		$369,074

13.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

Three Months Ended September 30, 2013

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total

Beginning balance	$368	$1,572	$4,363	$200	$6,503

Charge-offs	(83)	(6)	(5)	(52)	(146)
Recoveries	82	5	20	7	114
Provision	8	(101)	9	84	—

Ending balance	$375	$1,470	$4,387	$239	$6,471

Nine Months Ended September 30, 2013

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total

Beginning balance	$365	$1,620	$4,692	$204	$6,881

Charge-offs	(219)	(85)	(135)	(141)	(580)
Recoveries	192	780	43	45	1,060
Provision	37	(845)	(213)	131	(890)

Ending balance	$375	$1,470	$4,387	$239	$6,471

Allowance allocated to:
Individually evaluated for impairment	$—	$609	$2,537	$—	$3,146
Collectively evaluated for impairment	375	861	1,850	239	3,325

Total	$375	$1,470	$4,387	$239	$6,471

Loans:
Individually evaluated for impairment	$—	$5,586	$20,980	$—	$26,566
Collectively evaluated for impairment	32,169	117,101	88,953	93,349	331,572

Total	$32,169	$122,687	$109,933	$93,349	$358,138

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

14.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

The following presents by class, information related to the Company’s impaired loans as of September 30, 2014 and December 31, 2013 (in thousands).

At September 30, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Nine months Average Recorded Investment	Nine months Interest Income Recognized	Three months Average Recorded Investment	Three months Interest Income Recognized
With No Related Allowance
Recorded
Consumer and Credit Card	$463	$463	$—	$474	$21	$462	$4
Commercial and Industrial	1,241	1,241	—	1,624	35	1,306	24
Commercial Real Estate	2,196	2,196	—	8,373	92	6,372	57

With Allowance Recorded
Consumer and Credit Card	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial	851	928	267	2,096	33	1,016	23
Commercial Real Estate	9,182	12,456	1,036	5,127	452	5,369	285

Total
Consumer and Credit Card	$463	$463	$—	$474	$21	$462	$4
Commercial and Industrial	2,092	2,169	267	3,720	68	2,322	47
Commercial Real Estate	11,378	14,652	1,036	13,500	544	11,741	342

Total	$13,933	$17,284	$1,303	$17,694	$633	$14,525	$393

At December 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year-to-date Average Recorded Investment	Year-to-date Interest Income Recognized
With No Related Allowance
Recorded
Commercial and Industrial	$1,530	$1,530	—	$3,081	$67
Commercial Real Estate	9,892	11,788	—	10,005	615

With Allowance Recorded
Commercial and Industrial	$5,691	$5,833	$2,304	$2,686	$196
Commercial Real Estate	5,768	7,296	1,862	10,060	308

Total
Commercial and Industrial	$7,221	$7,363	$2,304	$5,767	$263
Commercial Real Estate	15,660	19,084	1,862	20,065	923

Total	$22,881	$26,447	$4,166	$25,832	$1,186

The allowance for impaired loans is included in the Company’s overall allowance for loan losses.

The provision necessary to increase this allowance is included in the Company’s overall provision for losses on loans.

15.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

Loans on nonaccrual status at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Consumer and credit card	$124	$—
Commercial and industrial	651	4,702
Commercial real estate	1,846	1,398
Residential real estate and home equity	386	352

Total	$3,007	$6,452

Credit Quality Indicators

Corporate risk exposure by risk profile was as follows at September 30, 2014 (in thousands):

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$96,728	$87,949
Vulnerable-5	861	6,125
Substandard-6	5,040	11,162
Doubtful-7	—	—
Loss-8	—	—

Total	$102,629	$105,236

Corporate risk exposure by risk profile was as follows at December 31, 2013 (in thousands):

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$111,266	$83,953
Vulnerable-5	2,574	4,785
Substandard-6	8,244	15,954
Doubtful—7	—	—
Loss-8	—	—

Total	$122,084	$104,692

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

16.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

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

17.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

Consumer Risk

Consumer risk based on payment activity at September 30, 2014 is as follows (in thousands).

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity

Performing	$35,601	$125,098
Non-performing	124	386

Total	$35,725	$125,484

Consumer risk based on payment activity at December 31, 2013 is as follows (in thousands).

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$32,862	$95,893
Non-Performing	—	352

Total	$32,862	$96,245

Age Analysis of Past Due Loans

The following table presents past due loans aged as of September 30, 2014 (in thousands).

Category	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Consumer and credit card	$52	$16	$124	$192	$35,533	$35,725	$—
Commercial and industrial	—	—	—	—	102,629	102,629	—
Commercial real estate	—	—	1,145	1,145	104,091	105,236	2
Residential real estate and home equity	15	34	254	303	125,181	125,484	—
Total	$67	$50	$1,523	$1,640	$367,434	$369,074	$2

18.

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

Troubled Debt Restructurings

Information regarding Troubled Debt Restructuring (“TDR”) loans for the three and nine month periods ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	For the three months ended September 30,
	2014		2013
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and Credit Card	—	$—	—	$—
Commercial and Industrial	2	547	—	—
Commercial Real Estate	—	—	—	—
Residential Real Estate and Home Equity	—	—	—	—

Total	2	$547	—	$—

	For the nine months ended September 30,
	2014		2013
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and Credit Card	—	$—	—	$—
Commercial and Industrial	2	547	1	61
Commercial Real Estate	—	—	5	3,552
Residential Real Estate and Home Equity	—	—	—	—

Total	2	$547	6	$3,613

19.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

The following presents by class loans modified in a TDR that subsequently defaulted within twelve months of the modification (i.e. 60 days or more past due) during the three and nine month periods ended September 30, 2014 and 2013 (dollars in thousands).

	For the three months ended September 30,
	2014		2013
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and Credit Card	—	$—	—	$—
Commercial and Industrial	—	—	—	—
Commercial Real Estate	1	315	—	—
Residential Real Estate and Home Equity	—	—	—	—

Total	1	$315	—	$—

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

	For the nine months ended September 30,
	2014		2013
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and Credit Card	—	$—	—	$—
Commercial and Industrial	—	—	—	—
Commercial Real Estate	1	315	—	—
Residential Real Estate and Home Equity	—	—	—	—

Total	1	$315	—	$—

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

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

20.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

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

21.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

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

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At September 30, 2014 and December 31, 2013, the fair value of loan commitments was not material.

22.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments are as follows (in thousands):

At September 30, 2014:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$20,807	$20,807	$20,807	$—	$—
Securities available-for-sale	74,683	74,683	—	74,683	—
Loans (net of allowance)(1)	365,465	359,952	—	—	359,952
FHLB stock	3,250	3,250	—	3,250	—
Accrued interest receivable	1,368	1,368	—	—	1,368

Financial liabilities
Non-interest-bearing deposits	$104,991	$104,991	—	$104,991	—
Interest-bearing deposits	340,543	340,702	—	340,702	—
FHLB advances	4,816	4,816	—	4,816	—
Accrued interest payable	39	39	—	—	39

(1)	Includes loans held for sale

At December 31, 2013:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$25,357	$25,357	$25,357	$—	$—
Securities available-for-sale	79,948	79,948	—	78,972	976
Loans (net of allowance)(1)	357,130	348,295	—	—	348,295
FHLB stock	3,799	3,799		3,799	—
Accrued interest receivable	1,356	1,356	—	—	1,356

Financial liabilities
Non-interest-bearing deposits(2)	$112,711	$112,711	—	$112,711	—
Interest-bearing deposits(2)	336,719	337,590	—	337,590	—
FHLB advances	4,838	4,838	—	4,838	—
Accrued interest payable	112	112	—	—	112

(1)	Includes loans held for sale

(2)	Includes deposits held for sale

23.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
September 30, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government and agency obligations	$14,483	$—	$14,483	$—
State and municipal obligations	19,478	—	19,478	—
Corporate bonds	4,975	—	4,975	—
Mortgage-backed securities	35,747	—	35,747	—
Total	$74,683	$—	$74,683	$—

		Fair Value Measurements Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government and agency obligations	$13,302	$—	$13,302	$—
State and municipal obligations	20,450	—	20,450	—
Corporate bonds	6,168	—	6,168	—
Collateralized debt obligation	976	—	—	976
Mortgage-backed securities	39,052	—	39,052	—
Total	$79,948	$—	$78,972	$976

24.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

The table below presents a roll-forward of the balance sheet amounts for the nine months ended September 30, 2014 for the collateralized debt obligation measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement.

Level 3 Fair Value Measurements Nine months ended September 30, 2014
Balance, as of December 31, 2013	$976
Sold during the year	(835)
Total losses:
Included in earnings	(141)
Balance, as of September 30, 2014	$—

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

Impaired loans

At September 30, 2014 and December 31, 2013, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013 (in thousands).

September 30, 2014		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$13,933	$—	$—	$13,933
Real estate owned	1,215	—	—	1,215

25.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2013		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$22,881	—	—	$22,881
Real estate owned	1,219	—	—	1,219

Note 6 – Stock Based Compensation

The Company’s shareholders approved an employee share option Plan (the “Plan”) in May 2004. This Plan grants certain employees the right to purchase shares at a predetermined price. The Plan is limited to 300,000 shares. The shares granted to employees vest 20% per year over a five year period. The options expire after ten years. At September 30, 2014, options to purchase 137,939 shares were exercisable, and no shares remained available for grant under this plan.

The Company recognizes compensation cost for equity-based awards based on fair value. The Company recorded $45,000, $60,000, $147,000 and $135,000 in compensation cost for equity-based awards during the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, respectively.

In determining the fair value of the stock options at September 30, 2014, the Company utilized a Black-Scholes valuation model with a risk-free interest rate that corresponds to the expected remaining life of each award, an expected dividend yield of 0%, an expected common stock price volatility of 30%, and an expected life of 8 years from the grant date.

A summary of the status of the Company’s equity compensation plan as of September 30, 2014, and changes during the period then ended are presented below (dollars in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at beginning of year	250,518	$9.91	6.4 years
Exercised	(5,538)	3.64	—
Forfeited	(9,867)	13.77	—
Expired	(4,889)	23.40	—
Outstanding at September 30, 2014	230,224	$9.68	5.8 years	$484

Options exercisable at period end	137,939	$13.32	4.5 years	$191

Weighted-average fair value of options granted during the year ended December 31, 2013		$2.45

26.

DCB Financial Corp and Subsidiaries
Notes to Consolidated Financial Statements

There were no options granted in the first nine months of 2014. At September 30, 2014, unrecognized compensation expense to be recognized over the remaining life of outstanding options is $211,000.

The following information applies to options outstanding at September 30, 2014:

Number Outstanding	Range Of Exercise Prices
38,861	$23.00 - $30.70
24,192	$16.90
21,535	$9.00
145,636	$3.50 - $5.40

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

27.

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

28.

Overview of the third quarter of 2014

•	Total assets were $500.3 million and total deposits were $445.5 million at September 30, 2014, compared with $502.4 million and $449.4 million (including deposits held-for-sale) at December 31, 2013, respectively.

•	Net income was $50,000 for the three months ended September 30, 2014, compared with a net loss of $127,000 for the same period in 2013. For the nine months ended September 30, 2014, net income was $206,000 compared with $171,000 for the first nine months of 2013.

•	Net income (loss) per diluted share was $0.01 and $(0.02) for the three months ending September 30, 2014 and 2013, respectively. Net income per diluted share was $0.03 for the nine months ending September 30, 2014 compared with $0.02 per share for the same period in 2013.

•	The net interest margin was 3.40% in the third quarter of 2014 compared with 3.34% in the year-ago quarter and 3.51% in the second quarter of 2014.

•	Non-recurring gains and losses in the third quarter of 2014 aggregated $17,000 of net losses, compared to net non-recurring losses of $51,000 in the year-ago quarter.

•	Non-recurring gains and losses in the first nine months of 2014 aggregated $80,000 of net losses, compared to net non-recurring gains, negative provision for loan losses and income tax benefit aggregating $1.4 million in the prior year. There was no loan loss provision or income tax benefit in the first nine months of 2014.

•	Total non-performing assets (including TDR’s) were $14.1 million or 2.81% of total assets at September 30, 2014, compared to $15.3 million or 3.06% at June 30, 2014 and $21.9 million or 4.36% at December 31, 2013.

•	Total non-performing assets (excluding TDR’s) were $4.2 million or 0.84% of total assets at September 30, 2014, compared to $6.0 million or 1.20% at June 30, 2014 and $9.1 million or 1.81% at December 31, 2013.

•	Non-interest income was 22.6% and 22.2%, respectively, of total revenue in the three and nine months ended September 30, 2014, compared to 24.2% and 24.6%, respectively, in the year-ago periods.

•	Our efficiency ratio was 98.7% and 98.1%, respectively, in the three and nine months ended September 30, 2014, compared to 101.8% and 107.8%, respectively, in the year-ago periods.

Comparison of Results of Operations

General

Net income was $50,000 or $0.01 per diluted share for the three months ended September 30, 2014, compared to a net loss of $127,000 or $0.02 per diluted share for the same period in 2013. Non-recurring gains and losses in the third quarter of 2014 aggregated $17,000 of net losses, compared to net non-recurring losses of $51,000 in the year-ago quarter.

Net income was $206,000 or $0.03 per diluted share for the nine months ended September 30, 2014, compared to net income of $171,000 or $0.02 per diluted share for the same period in 2013. Non-recurring gains and losses in the first nine months of 2014 aggregated $80,000 of net losses, compared to net non-recurring gains, negative provision for loan losses, and income tax benefit of $1.4 million in the prior year. There was no loan loss provision or income tax benefit in the first nine months of 2014.

29.

Net Interest Income

Net interest income totaled $4.0 million in the three months ended September 30, 2014, compared with $3.9 million in the year-ago quarter and $4.0 million in the second quarter of 2014. The net interest margin increased 6 basis points in the third quarter compared with the year-ago quarter but was 11 basis points lower than the second quarter of 2014.

The net interest margin was 3.40% in the third quarter of 2014, compared with 3.34% in the year-ago quarter and 3.51% in the second quarter of 2014. The earning assets yield decreased 4 basis points and 9 basis points in the third quarter of 2014 compared with the year-ago quarter and second quarter of 2014, respectively, primarily due to the effect of the reinvestment of loan and securities amortization at current market rates, and to the effect of purchase premiums written off in the third quarter of 2014 on the prepayment of certain investment securities and purchased mortgages. The cost of interest-bearing liabilities decreased 13 basis points in the third quarter compared to the year-ago quarter as a result of maturing time accounts which either were renewed at lower rates or were transferred into our interest-bearing demand and money market accounts, which earn interest at lower rates than time accounts. Also, we restructured advances from the Federal Home Loan Bank in November, 2013 which contributed to a 246 basis point decrease in the cost of borrowings in the third quarter compared to the year-ago quarter. The cost of interest-bearing liabilities was virtually unchanged in the third quarter of 2014 compared with the second quarter of 2014.

Average interest-earning assets were $463.5 million in the third quarter, compared with $462.6 million in the year-ago quarter and $453.4 million in the second quarter of 2014. The average balance of loans increased by $8.5 million, while average balance of interest earning cash and cash equivalents decreased $5.6 million and average investments decreased $2.1 million when compared with the year-ago quarter, as we used our excess liquidity position to fund organic loan growth. Total average loans were 78.2% of total average interest-earning assets in the third quarter of 2014, compared with 76.5% in the year-ago quarter and 78.7% in the second quarter of 2014. The average balance of time deposits declined $31.2 million in the third quarter compared with the year-ago quarter, while average balances in lower-costing interest-bearing demand, savings and money market accounts increased $21.3 million, and the average balance of non-interest-bearing demand accounts increased $9.3 million over that same period.

Net interest income totaled $11.9 million in the first nine months of 2014, which was an increase of $666,000 or 5.9% compared with $11.3 million in the year-ago period. The net interest margin was 3.45% for the nine months ended September 30, 2014, compared with 3.28% in the year-ago period. The earning asset yield increased 1 basis point in the first nine months of 2014 compared with the year-ago period, and the cost of interest-bearing liabilities decreased 18 basis points over the same period.

Average interest-earning assets were $461.6 million in the first nine months of 2014, which was an increase of $2.7 million from the year-ago period. Total average loans were 77.9% of total interest-earning assets in the nine months ended September 30, 2014, compared with 73.2% in the year-ago period. The average balance in time deposits decreased $40.8 million in the first nine months of 2014 compared with the year-ago period, while the average balances in lower-costing interest-bearing demand, savings and money market accounts increased $25.8 million, and the average balance of non-interest-bearing demand accounts increased $13.3 million.

30.

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

	Three months ending September 30,
	2014			2013
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Federal funds sold and other short term	$18,324	$9	0.20%	$23,879	$21	0.35%
Taxable securities	78,692	453	2.30	80,131	433	2.14
Tax-exempt securities	4,228	41	3.82	4,912	47	3.80
Loans	362,236	3,775	4.13	353,697	3,815	4.28
Total interest-earning assets	463,480	4,278	3.66	462,619	4,316	3.70

Non-interest-earning assets	41,341			44,632

Total assets	$504,821			$507,251

Interest-bearing liabilities:
Interest-bearing demand, savings and money market accounts	$259,858	$166	0.26%	$238,597	$147	0.25%
Certificates of deposit	78,621	104	0.53	109,777	215	0.78
Total deposits	338,479	270	0.32	348,374	362	0.41
Borrowed funds	6,723	36	2.12	5,482	63	4.58

Total interest-bearing liabilities	345,202	306	0.35	353,856	425	0.48

Non-interest-bearing liabilities:
Demand deposits	109,938			100,634
Other liabilities	3,575			5,033
Shareholders’ equity	46,106			47,728

Total liabilities and shareholders’ equity	$504,821			$507,251

Net interest income; interest rate spread		$3,972	3.31%		$3,891	3.22%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.40%			3.34%

Average interest-earning assets to average interest-bearing liabilities			134.26%			101.79%

31.

	Nine months ending September 30,
	2014			2013
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Federal funds sold and other short term	$17,867	$32	0.24%	$36,001	$71	0.26%
Taxable securities	79,818	1,451	2.42	82,409	1,396	2.26
Tax-exempt securities	4,546	131	3.85	4,704	140	3.98
Loans	359,320	11,231	4.17	335,749	11,100	4.42
Total interest-earning assets	461,551	12,845	3.71	458,863	12,707	3.70

Non-interest-earning assets	40,902			46,759

Total assets	$502,453			$505,622

Interest-bearing liabilities:
Interest-bearing demand, savings and money market accounts	$254,732	$472	0.25%	$228,970	$412	0.24%
Certificates of deposit	82,052	341	0.55	122,842	823	0.90
Total deposits	336,784	813	0.32	351,812	1,235	0.47
Borrowed funds	5,637	108	2.55	6,213	214	4.61

Total interest-bearing liabilities	342,421	921	0.36	358,025	1,449	0.54

Non-interest-bearing liabilities:
Demand deposits	110,305			96,994
Other liabilities	4,240			2,995
Shareholders’ equity	45,487			47,608

Total liabilities and shareholders’equity	$502,453			$505,622

Net interest income; interest rate spread		$11,924	3.35%		$11,258	3.16%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.45%			3.28%

Average interest-earning assets to average interest-bearing liabilities			134.79%			128.17%
32.

Asset Quality and Allowance for Loan Losses

Delinquent loans (including non-accrual) totaled $3.1 million or 0.84% of total loans at September 30, 2014, compared to $5.7 million or 1.58% of total loans at June 30, 2014 and $8.1 million or 2.24% at the end of 2013. Nonaccrual loans totaled $3.0 million or 0.81% of total loans at September 30, 2014, compared to $4.6 million or 1.29% of total loans at June 30, 2014 and $6.9 million or 1.90% of total loans at December 31, 2013.

Delinquent loans	September 30, 2014		June 30, 2014		December 31, 2013
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$68	0.02%	$1,022	0.29%	$945	0.26%
60 days past due	50	0.01%	18	0.00%	290	0.08%
90 days past due and still accruing	2	—	—	—	—	—
Non-accrual	3,007	0.81%	4,620	1.29%	6,904	1.90%
Total	$3,127	0.84%	$5,660	1.58%	$8,139	2.24%

(1) As a percentage of total loans, excluding deferred costs

Non-performing assets were $14.1 million or 2.81% of total assets at September 30, 2014, compared with $15.3 million or 3.06% of total assets at June 31, 2014 and $21.9 million or 4.36% of total assets at December 31, 2013. Troubled debt restructurings (“TDR’s”) which are performing in accordance with the restructured terms and accruing interest, but are included in non-performing assets, were $9.8 million at September 30, 2014, compared to $9.3 million at June 30, 2014 and $12.8 million at December 31, 2013.

The following table represents information concerning the aggregate amount of non-performing assets (includes loans held for sale):

Non-performing assets	September 30, 2014	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Non-accruing loans:
Residential real estate loans and home equity	$343	$425	$352
Commercial real estate	1,889	2,779	1,850
Commercial and industrial	651	1,354	4,702
Consumer loans and credit cards	124	62	—
Total non-accruing loans	3,007	4,620	6,904
Accruing loans delinquent 90 days or more	2	—	—
Total non-performing loans (excluding TDR’s)	3,009	4,620	6,904

Collateralized debt obligations	—	—	976
Other real estate and repossessed assets	1,215	1,406	1,219
Total non-performing assets (excluding TDR’s)	$4,224	$6,026	$9,099

Troubled debt restructurings(1)	$9,834	$9,297	$12,788
Total non-performing loans (including TDR’s)	$12,843	$13,917	$19,692
Total non-performing assets (including TDR’s)	$14,058	$15,323	$21,887

(1) TDR’s that are in compliance with their modified terms and accruing interest.

33.

Much of the $7.8 million reduction in non-performing assets in 2014 resulted from the execution of previously disclosed strategies developed in the fourth quarter of 2013 to accelerate the disposition of certain troubled assets. The Company’s exposure to three troubled commercial relationships with aggregate balances at the end of 2013 of $7.0 million was reduced by $5.8 million in 2014 through a combination of collection actions, negotiated settlements, and asset sales, which resulted in charge-offs of $1.9 million and cash collections of $3.9 million.

Net charge-offs were $392,000 or 0.43% (annualized) of average loans in the third quarter, compared to net charge-offs of $32,000 or 0.04% in the year-ago quarter. Net charge-offs were $2.5 million or 0.91% (annualized) of average loans in the first nine months of 2014, compared to net recoveries of $480,000 in the year-ago period. The three commercial relationships discussed above comprised approximately 71% of the gross charge-offs in the first nine months of 2014, which were charged against specific allowance allocations established in the fourth quarter of 2013 in connection with the non-performing asset reduction strategy developed in last year’s fourth quarter.

There was no provision for loan losses recorded in the first nine months of 2014, as the $3.3 million loan loss provision recorded in the fourth quarter of 2013 included specific allocations for the three large relationships charged-off in the first nine months of 2014. Negative provisions for loan losses of $890,000 were recorded in the first half of 2013 as the result of the net recoveries and other credit quality indicators in that period. No loan loss provision was recorded in the third quarter of 2013. The provision for loan losses as a percentage of net charge-offs was not meaningful for first nine months of 2014 and 2013. On a linked-quarters basis, the provision for loan losses as a percentage of net charge-offs was 93.4% for the five quarters ending September 30, 2014.

The allowance for loan losses was $4.2 million at September 30, 2014, compared with $4.6 million at June 30, 2014 and $6.7 million at December 31, 2013. The ratio of the allowance for loan losses to total loans was 1.13% at September 30, 2014, compared with 1.28% at June 30, 2014 and 1.85% at December 31, 2013. The ratio of the allowance for loan losses to non-performing loans (including TDR’s) was 32.5% at September 30, 2014, compared with 33.9% at June 30, 2014 and 34.1% at December 31, 2013. The ratio of the allowance for loan losses to non-accrual loans was 139% at September 30, 2014, compared with 109% at June 30, 2014 and 97% at December 31, 2013.

We assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for loan losses and the required provision expense each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for credit losses, such as the allowance as a percentage of total loans and leases, the allowance as a percentage of non-performing loans and leases and the provision expense as a percentage of net charge-offs. This portion of the allowance has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors. At September 30, 2014, $307,000 or 7.4% of the allowance for credit losses was considered to be “unallocated,” compared to $258,000 or 5.7% at June 30, 2014. There was no unallocated amount at December 31, 2013. The amount of unallocated allowance to the total allowance has trended upward in the first nine months of 2014 as the result of improvement in recent quarters in our asset quality metrics, including the amounts of and changes in: i) classified loans; ii) past due and nonaccrual loans; iii) troubled debt restructurings, and; iv) specific allowance allocations for impaired loans.

34.

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off and additions to the allowance, which have been charged to expense (in thousands).

Allowance for loan losses	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$4,568	$6,503	$6,724	$6,881

Loans charged-off	(445)	(146)	(2,703)	(580)
Recoveries of loans previously charged-off	53	114	252	1,060
Net loans charged-off	(392)	(32)	(2,451)	480
Allowance related to loans transferred to held-for-sale	—	—	(97)	—
Provision for loan losses	—	—	—	(890)
Allowance for loan losses, end of period	$4,176	$6,471	$4,176	$6,471

Non-interest Income

The following table sets forth certain information on non-interest income for the years indicated (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Service charges	$485	$543	$(58)	-10.7%	$1,485	$1,665	$(180)	-10.8%
Wealth management income	420	417	3	0.7%	1,091	1,089	2	0.2%
Treasury management fees	58	57	1	1.8%	173	183	(10)	-5.5%
BOLI income	165	166	(1)	-0.6%	566	571	(5)	-0.9%
Writedowns and losses on loans held for sale	(189)	—	(189)	100.0%	(546)	—	(546)	100.0%
(Loss) on sale of REO	(69)	(51)	(18)	35.3%	(73)	35	(108)	-308.6%
Gain on sale of securities	241	—	241	100.0%	101	135	(34)	-25.2%
Gain on sale of branch	—	—	—	0.0%	438	—	438	100.0%
Other	29	60	(31)	-51.7%	92	173	(81)	-46.8%
Total non-interest income	$1,140	$1,192	$(52)	-4.4%	$3,327	$3,851	$(524)	-13.6%

Non-interest income was $1.1 million in the third quarter of 2014, compared to $1.2 million in the year-ago quarter and $996,000 in the second quarter of 2014. Nonrecurring writedowns and losses, net of nonrecurring gains were $17,000 in the third quarter, compared to $51,000 in the year-ago quarter and $118,000 in the second quarter of 2014. The Company recognized $241,000 of gains on the sales of securities in the third quarter, which substantially offset writedows and losses on loans held-for-sale of $189,000 and losses on the sale of real estate owned of $69,000. During the fourth quarter, the Company liquidated all remaining loans held-for-sale at no additional loss.

Noninterest income was $3.3 million in the first nine months of 2014, compared to $3.9 million in the year-ago period. Nonrecurring writedowns and losses, net were $80,000 in the first nine months of 2014, compared to net nonrecurring gains of $170,000 in the year-ago period. In addition, service charges decreased $180,000 in the first nine months of 2014 compared to the year-ago period due to lower volumes of overdraft and debit card transactions.

35.

Non-interest income (net of nonrecurring income, gains and losses and gains/losses on the sales of securities) accounted for 22.6% of total revenue in the third quarter of 2014, compared with 24.2% in the year-ago quarter and 21.8% in the second quarter of 2014. Non-interest income accounted for 22.2% of total revenue in the first nine months of 2014, compared with 24.6% in the year-ago period.

Non-interest Expense

The following table sets forth certain information on non-interest expenses for the years indicated (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Salaries and benefits	$2,821	$2,924	$(103)	-3.5%	$8,311	$8,760	$(449)	-5.1%
Occupancy and equipment	753	685	68	9.9%	2,394	2,278	116	5.1%
Professional services	366	359	7	1.9%	983	1,326	(343)	-25.9%
Advertising	100	66	34	51.5%	258	239	19	7.9%
Office supplies, postage and courier	72	131	(59)	-45.0%	256	363	(107)	-29.5%
FDIC insurance premium	180	187	(7)	-3.7%	520	531	(11)	-2.1%
State franchise taxes	67	120	(53)	-44.2%	199	374	(175)	-46.8%
Other	703	758	(55)	-7.3%	2,124	2,255	(131)	-5.8%
Total non-interest expenses	$5,062	$5,230	$(168)	-3.2%	$15,045	$16,126	$(1,081)	-6.7%

Non-interest expenses were $5.1 million for the third quarter of 2014, compared with $5.2 million in the year-ago quarter and $4.9 million for the second quarter of 2014. The decrease from the year-ago quarter was primarily attributable to a $103,000 decrease in salaries and benefits and a $53,000 decrease in state franchise taxes. The decrease in salaries and benefits was attributable to a decline in incentive compensation expense as loan originations during the quarter are down from the year-ago quarter, and to the elimination of $47,000 of salaries expense attributable to the Company’s former Marysville branch. The decrease in state franchise taxes was the result of a change in the tax law which changed how the tax is calculated in the current year. Professional services in the third quarter of 2014 included approximately $100,000 of non-routine legal expenses covering matters of corporate governance, capital management, corporate equity plans and the special meeting of shareholders held in October, among other things.

The Company’s efficiency ratio was 98.7% in the third quarter of 2014, compared with 101.8% in the year-ago quarter, and 96.2% in the second quarter of 2014.

Non-interest expenses were $15.0 million in the nine months of 2014, which was a decrease of $1.1 million or 6.7% compared to the year-ago period as salaries and benefits expense decreased $449,000 and franchise taxes decreased $175,000 for the same reasons discussed above. Professional services decreased $343,000 due to the substantial reduction in non-performing assets in 2014 which has resulted in a reduced need for outside professional services related to the workout of such assets.

36.

The Company’s efficiency ratio was 98.1% for the first nine months of 2014, compared to 107.8% in the prior year.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets were $500.3 million at September 30, 2014, compared with $500.5 million at June 30, 2014 and $502.4 million at December 31, 2013. Assets sold in connection with the sale of the Company’s Marysville branch in the first quarter totaled $18.7 million and included cash of $12.5 million, loans of $4.8 million and fixed assets of $1.4 million. Deposits attributable to the branch totaling $19.4 million were assumed by the buyer.

Securities

Investment securities totaled $74.7 million at September 30, 2014, compared with $79.9 million at December 31, 2013. In the third quarter we sold securities for liquidity management purposes with a carrying value of $4.8 million, and recognized gains of $241,000 on the sales. Our portfolio was comprised primarily of investment grade securities. The breakdown of the securities portfolio at September 30, 2014 was 47.9% government-sponsored entity guaranteed mortgage-backed securities, 26.0% municipal securities, 19.4% obligations of U.S. government-sponsored corporations and 6.7% corporate bonds. Mortgage-backed securities, which totaled $35.7 million at September 30, 2014, were comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the U.S. government.

Loans

The following table sets forth the composition of our loan portfolio, including loans held-for-sale at the dates indicated (dollars in thousands):

	September 30, 2014		June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent	Amount	Percent
Loan portfolio composition
Commercial and industrial	$102,629	27.8%	$104,959	29.4%	$122,901	33.8%
Commercial real estate	105,621	28.6%	104,387	29.2%	106,901	29.4%
Real estate and home equity	125,484	34.0%	114,038	31.9%	98,622	27.1%
Consumer and credit card	35,725	9.6%	34,102	9.5%	35,265	9.7%
Total loans	$369,459	100.0%	$357,486	100.0%	363,689	100.0%

Net deferred loan costs	182		182		165
Allowance for loan losses	(4,176)		(4,568)		(6,724)
Net loans	$365,465		$353,100		$357,130

Total loans, including loans held for sale, increased $11.9 million in the third quarter, and were $369.6 million at September 30, 2014, compared with $357.7 million at June 30, 2014. Strength in the Company’s retail lending operations continued to drive loan growth in the third quarter, with residential mortgages increasing $11.4 million and $26.9 million in the three and nine months ended September 30, 2014.

Deposits

Deposits totaled $445.5 million at September 30, 2014 compared to $436.1 million at the end of the second quarter. Money market accounts increased $16.8 million in the third quarter, which was partially offset by a decrease in savings, and demand accounts aggregating $8.5 million. Consistent with the financial sector generally, the very low interest rate environment continues to influence the Company’s deposit composition, as customer preference for non-maturity savings accounts outweighs that of time accounts.

37.

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

Cash and cash equivalents totaled $20.8 million at September 30, 2014, compared to $25.4 million at December 31, 2013. Cash and equivalents represented 4.2% of total assets at September 30, 2014 and 5.0% of total assets at December 31, 2013. The Company has the ability to borrow funds from the FHLB and the Federal Reserve Bank should the Company need to supplement its future liquidity. Management believes the Company’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

Capital Resources

Stockholders’ equity was $46.7 million at September 30, 2014, compared with $46.8 million at June 30, 2014, and $45.3 million at December 31, 2013. The increase since December was primarily the result of the difference between the unrealized loss of $940,000 on one collateralized debt obligation (“CDO”) at December 31, 2013, and the actual loss recognized upon the sale of that security in the first quarter of $140,000. Sharply higher demand for these types of securities in the first quarter of 2014 contributed to the increase in the value of the CDO during that quarter. The remaining increase in stockholder’s equity was due primarily to an increase in unrealized gains on securities available-for-sale and to net income in the first nine months of 2014.

The Bank’s Tier 1 leverage ratio was 8.96% and its total risk-based capital ratio was 13.57% at the end of the third quarter, both of which comfortably exceeded the regulatory thresholds required to be classified as a “well-capitalized” institution, which are 5.0% and 10.0%, respectively.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the following tables) of total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).

38.

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well-capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Total risk-based capital
Consolidated	$50,418	13.94%	$28,934	>8.00%	N/A	N/A
Bank	$49,234	13.57%	$29,052	>8.00%	$36,282	>10.00%
Tier 1 capital
Consolidated	$46,242	12.78%	$14,473	>4.00%	N/A	N/A
Bank	$45,058	12.42%	$14,511	>4.00%	$21,767	>6.00%
Leverage
Consolidated	$46,242	9.19%	$19,692	>4.00%	N/A	N/A
Bank	$45,058	8.96%	$20,115	>4.00%	$25,144	>5.00%

As of December 31, 2013
Total risk-based capital
Consolidated	$50,644	13.82%	$29,321	>8.00%	N/A	N/A
Bank	$49,473	13.50%	$29,321	>8.00%	$36,651	>10.00%
Tier-1 capital
Consolidated	$46,036	12.56%	$14,661	>4.00%	N/A	N/A
Bank	$44,865	12.24%	$14,661	>4.00%	$21,992	>6.00%
Leverage
Consolidated	$46,036	9.00%	$20,456	>4.00%	N/A	N/A
Bank	$44,865	8.77%	$20,456	>4.00%	$25,570	>5.00%

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

39.

Part II	Other Information

Item 1 -	Legal Proceedings:
There	are no matters required to be reported under this item.

Item 1A-	Risk Factors

There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2013.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds
There	are no matters required to be reported under this item.

Item 3 -	Defaults upon Senior Securities:
There	are no matters required to be reported under this item.

Item 4 -	Mine Safety Disclosures:
There	are no matters required to be reported under this item.

Item 5 -	Other Information:

There are no matters required to be reported under this item.

Item 6 -	Exhibits:

Exhibits – The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp as amended, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on November 7, 2014 (File No. 000-22387).

3.2	Second Amended and Restated Code of Regulations of DCB Financial Corp, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on November 7, 2014 (File No. 000-22387).

10.1*	Employment Agreement dated August 11, 2014 by and between DCB Financial Corp and Ronald J. Seiffert (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2014) (File No. 000-22387).

10.2*	Employment Agreement dated August 11, 2014 by and between DCB Financial Corp and J. Daniel Mohr (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2014) (File No. 000-22387).

10.3*	Form of Change of Control Agreement, dated August 11, 2014 by and between the Bank, the Company and Charles O. Moore, David R. Archibald, Daniel M. Roberts, Roger A. Lossing, and Barbara S. Walters (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2014) (File No. 000-22387).

31.1**	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

40.

101**	The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2014 and 2013 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (furnished herewith).

* Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

** Filed herewith.

*** Furnished herewith.

41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP
(Registrant)

Dated: November 14, 2014	/s/ Ronald J. Seiffert
Ronald J. Seiffert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2014	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

42.