Form 10-K
period 2014-12-31
DCB FINANCIAL CORP
filed 2015-03-26
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code: (740) 657-7000

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
Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☒

At June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on a common share price of $7.50 per share (such price being the closing share price on such date) was $41,255,000.

At March 20, 2015, the registrant had 7,233,795 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

PART I

Cautionary Note Regarding Forward-Looking Statements

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “intend,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, statements of our goals, intentions and expectations, statements regarding our business plans and prospects and growth and operating strategies, estimates of our risks, and future costs and benefits that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	an increase in competitive pressure in the banking industry;
•	change in interest rates;
•	changes in regulatory environment;
•	general economic conditions, both nationally and regionally, resulting, among other things, in a deterioration in credit quality;
•	changes in business conditions and inflation;
•	changes in monetary policies;
•	changes in the securities markets;
•	changes in technology used in the banking business;
•	changes in laws and regulations to which we are subject;
•	our ability to maintain and increase market share and control expenses; and
•	other factors detailed from time to time in our SEC filings.

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

Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Delaware,” “DCB,” “we,” “us,” “our company,” “corporation” and “our” refer to DCB Financial Corp and its subsidiaries Delaware County Bank and Trust Company, our wholly owned bank subsidiary (the “Bank”), DCB Title Services, LLC, DCB Insurance Services, LLC, DataTasx LLC, and ORECO, Inc.

Item 1. Business

General

DCB Financial Corp (“DCB” or the “Company” or “we” or “us” or “our”) is a financial holding company headquartered in Lewis Center, Ohio, and was incorporated under the laws of the State of Ohio in 1997, as a bank holding company under the Bank Holding Company Act of 1956, as amended. DCB is the holding company for The Delaware County Bank and Trust Company, a commercial bank organized in 1950 and chartered under the laws of the State of Ohio (the “Bank”).

The Company also has three wholly-owned, non-bank subsidiaries, DCB Title Services, LLC, an Ohio limited liability company (“DCB Title”), DCB Insurance Services, LLC, an Ohio limited liability company (“DCB Insurance”), and DataTasx LLC, an Ohio limited liability company (DataTasx”). DCB Title provides standard real estate title services, while DCB Insurance provides a variety of insurance products. DataTasx is inactive. The activities of each of the three subsidiaries are not material to the Company’s operations. The Bank has one wholly-owned subsidiary, ORECO, Inc., an Ohio corporation (“ORECO”), which is used to hold the Bank’s foreclosed real estate.

At December 31, 2014, we had 133 full-time and 29 part-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Services

We offer full-service banking with a broad range of financial products to meet the needs of our commercial, retail, government, and investment management customers located primarily in Delaware, Franklin and Union Counties in Ohio. Depository account services include interest and non-interest-bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. Our lending activities include the making of residential and commercial mortgage loans, business lines of credit, working capital facilities and business term loans, as well as installment loans, home equity loans, and personal lines of credit to individuals. Investment management and trust services include personal trust, employee benefit trust, investment management, custodial, and financial planning. Through Raymond James Financial Services, Inc., member FINRA/SIPC, we provide financial counseling and brokerage services. We also offer safe deposit boxes, wire transfers, collection services, drive-up banking facilities, 24-hour night depositories, automated teller machines, 24-hour telephone banking, and on-line internet banking. The Bank’s core business is not significantly affected by a single industry, however, a number of the Bank’s depositors are public fund units which operate within its geographic footprint. Though this group’s deposit base is significant, overall balances do not fluctuate materially. No material industry or group concentrations exist in the loan portfolio.

Competition

Our business is competitive. We compete not only with other commercial banks, but also with other financial institutions such as thrifts, credit unions, money market and mutual funds, insurance companies, brokerage firms, and a variety of other financial services companies.

Supervision and Regulation

The following discussion summarizes the primary laws and regulations applicable to bank holding companies and state banks and provides certain information relevant to us. This regulatory framework is primarily intended for protecting depositors, consumers, and the deposit insurance fund that insures bank deposits. The information about statutory and regulatory provisions is qualified in its entirety by reference to those provisions. Congress, regulatory agencies, and state legislatures frequently propose changes to the law and regulations affecting the banking industry. A change in the statutes, regulations, or regulatory policies applicable to our Company or our subsidiaries may have a material adverse effect on our business, financial condition, and results of operations.

Bank Holding Company Regulation

We are a bank holding company registered under the Bank Holding Company Act of 1956 and are subject to supervision, regulation and examination by the Federal Reserve Board (“FRB”). The Bank Holding Company Act and other federal laws and regulations subject bank holding companies to restrictions on the activities in which they may engage, and to a supervisory regime that provides for possible regulatory enforcement actions for violations of laws and regulations. We are also a financial holding company; a bank holding company that also qualifies as a financial holding company can expand into a wide variety of services deemed by the FRB to be financial in nature, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting; and merchant banking. For a bank holding company to qualify for, and retain, financial holding company status, the holding company must be deemed to be “well managed” and “well capitalized” and each one of the bank holding company’s subsidiary depository institutions must be deemed “well capitalized” and “well managed” by regulators and must have received at least a “Satisfactory” rating on its last Community Reinvestment Act examination.

The FRB has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe or unsound practices or which constitute violations of laws or regulations, and can bring enforcement actions, including the assessment of civil money penalties, for certain violations or practices.

Under FRB regulations, a bank holding company is expected to act as a source of financial and managerial strength to each of its banking subsidiaries and to commit resources to their support.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, over 5% of any class of voting shares of such bank. In approving bank acquisitions by bank holding companies, the FRB must consider factors including, among others, the financial and managerial resources and future prospects of the bank holding company and the banks concerned; the convenience and needs of the communities to be served; and competitive factors. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank or bank holding company unless the FRB has been notified and has not objected to the transaction. In addition, any entity must obtain the approval of the FRB under the Bank Holding Company Act before acquiring 25% (5% with an acquirer that is a bank holding company) or more of our outstanding common shares, or otherwise obtaining control or a “controlling influence” over a bank.

Our ability to pay dividends depends on the ability of the Bank to pay dividends to us. The ability of both our Company and the Bank to pay dividends is limited by state and federal statutes, regulations and policies. It is the policy of the FRB that bank holding companies should pay cash dividends on common shares only out of income available over the past year, and only if prospective earnings retention follows the holding company’s expected future needs and financial condition. A holding company should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiaries. Even when the legal ability exists, our Company or the Bank may limit the payment of dividends to retain earnings for corporate use.

Bank Regulation

The Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the “ODFI”) and by the Federal Deposit Insurance Corporation (the “FDIC”). ODFI and FDIC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters for the Bank. The ODFI and the FDIC have the authority to impose sanctions on the Bank and, under certain circumstances, may place the Bank into receivership.

The FDIC is the primary federal regulator of the Bank. It is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations, and safeguards the safety and soundness of the financial institution industry. Insurance premiums for each insured depository institution are determined based upon the institution’s capital level and supervisory rating and other information the FDIC determines to relate to the risk posed by the institution.

Non-Banking Subsidiaries

Our non-banking subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. DCB Insurance, as a licensed insurance agency, is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states where it may conduct business.

Other Government Agencies

Securities and Exchange Commission (“SEC”). We are also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities.

Federal Home Loan Bank (“FHLB”). The Bank is a member of the FHLB which provides credit to its members in advances. As a member of the FHLB, the Bank must maintain an investment in the capital stock of the FHLB in a specified amount.

Legislation and Regulation

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), passed into law on July 21, 2010, is a broad-ranging financial reform law that affects numerous aspects of the U.S. financial regulatory system. It calls for over 200 rulemakings by numerous federal agencies, some of which have issued rules. However, numerous rules have yet to be proposed or finalized. The Dodd-Frank Act covers subjects including, but not limited to, systemic risk, corporate governance, executive compensation, credit rating agencies, capital and derivatives.

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services, and certain financial services providers. The CFPB may prevent unfair, deceptive or abusive acts or practices, and ensures consistent enforcement of laws so consumers have access to fair, transparent and competitive markets for consumer financial products and services. The CFPB has rulemaking and interpretive authority regarding the Bank.

Transactions with Affiliates, Directors, Executive Officers and Shareholders. The Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W. In general, these transactions must be on terms at least as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the Bank’s capital. Collateral in specified amounts must usually be provided by affiliates to receive loans from the Bank.

Loans to Insiders. The Bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, and entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated under that Act by the FRB, and state law applicable to the Bank. These loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals, or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

Minimum Capital and Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), identifies five capital categories for insured depository institutions and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. The federal regulatory agencies, including the FRB and the FDIC, have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, and established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The federal banking agencies may (and sometimes must) take certain supervisory actions depending upon a bank’s capital level. The banking agencies must appoint a receiver or conservator for a bank within 90 days after the bank becomes “critically undercapitalized” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Throughout 2014, our regulatory capital ratios and those of the Bank were over the levels established for well-capitalized institutions. An institution was deemed to be well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a capital level for any capital measure.

Basel III Capital Requirements. The FRB sets risk-based capital ratio and leverage ratio guidelines for bank holding companies. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents total capital divided by total risk-weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements.

Beginning on January 1, 2015, the capital requirements for our Company and the Bank will increase as a result on the phase-in of certain changes to capital requirements for U.S. banking organizations. On July 2, 2013, the FRB voted to adopt final capital rules implementing Basel III requirements for U.S. banking organizations. The final rules establish an integrated regulatory capital framework to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a Tier 1 Common capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios will become effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019. The following table shows the phase-in of the Basel III regulatory capital levels from January 1, 2015 until January 1, 2019:

	January 1,
	2015	2016	2017	2018	2019

Tier 1 Common	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.0%	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.0%	8.625%	9.25%	9.875%	10.5%

Implementing Basel III is not expected to have a material impact on our Company’s or the Bank’s capital ratios and the management of the Company and the Bank expect they will continue to be well-capitalized. In 2015, an institution will be deemed to be well-capitalized if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4.5% or greater, and a Tier 1 leverage ratio of 6% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a capital level for any capital measure.

Community Reinvestment Act (“CRA”). The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution must help meet the credit needs of its market areas by providing credit or other financial assistance to low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. As of December 31, 2014, the FDIC’s most recent performance evaluation of the Bank resulted in an overall rating of “satisfactory.”

Customer Privacy and Other Consumer Protections. The Bank is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated party. The Bank is also subject to numerous federal and state laws aimed at protecting consumers, including for example the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Bank Secrecy Act, the Community Reinvestment Act and the Fair Credit Reporting Act.

Bank Secrecy Act. Our Company and the Bank are also subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. The Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. The Bank has in place a comprehensive program to ensure compliance with these requirements. In 2014, the Bank engaged in a limited number of transactions of any kind with foreign financial institutions or foreign persons.

Monetary Policy. The FRB regulates money and credit conditions and interest rates to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against depository institutions’ deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, and interest rates charged on loans and paid on deposits. These monetary policies have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects. In view of the changing conditions in the economy, the money markets and the activities of monetary and fiscal authorities, we can make no definitive predictions on future changes in interest rates, credit availability or deposit levels or their impact on us or the Bank.

Volcker Rule. In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument to benefit from short-term price movements or to realize short-term profits. The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with several exceptions. We had one security at the end of 2013, with a carrying value of $976,000, which was subject to the Volcker Rule prohibition. We sold this security in the first quarter of 2014. The Bank does not engage in any of the trading activities with any of the funds regulated by the Volcker Rule.

Executive and Incentive Compensation. In June 2010, the FRB and the FDIC issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that can materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (1) provide incentives that do not encourage risk-taking beyond the organization’s ability to identify and manage risks; (2) be compatible with effective internal controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Under the Joint Guidance, the FRB and the FDIC will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as our Company and the Bank. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness, and prompt and effective measures are not being taken to correct the deficiencies.

Effect of Environmental Regulation. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of our Company and our subsidiaries. We believe the operations of our subsidiaries have little environmental impact and, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future. We believe our primary exposure to environmental risk is through the lending activities of the Bank. In cases where management believes environmental risk potentially exists, the Bank mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality on commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the property and adjacent sites. In addition, environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

Future Legislation. Significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress and the Ohio Legislature. Such legislation may continue to change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease costs of doing business, limit or expand permissible activities, or affect the competitive balance among financial institutions.

Item 1A. Risk Factors

There are risks inherent to our business. The material risks and uncertainties that we believe affect our Company are described below. Any of the following risks could affect our financial condition and results of operations and could be material and/or adverse in nature.

Deterioration in local economic conditions may negatively impact our financial performance.

Our success depends primarily on the general economic conditions of central Ohio and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in Central Ohio.  The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

As a lender with the majority of our loans secured by real estate or made to businesses in Central Ohio, a downturn in these local economies could cause significant increases in non-performing loans, which could negatively impact our earnings. Declines in real estate values in our market areas could cause any of our loans to become inadequately collateralized, which would expose us to greater risk of loss. Additionally, a decline in real estate values could materially and adversely impact our portfolio of residential and commercial real estate loans and could result in the decline of originations of such loans, as most of our loans, and the collateral securing our loans, are located in those areas.

Variations in interest rates may negatively affect our financial performance.

Our earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense.  High interest rates could also affect the amount of loans that we can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost.  We may also experience customer attrition due to competitor pricing. With short-term interest rates at historic lows and the current Federal Funds target rate at 25 bps, our interest-bearing deposit accounts, particularly core deposits, have repriced to historic lows as well.  With the possibility that the FRB will soon begin to raise the Fed Funds target rate, our challenge will be managing the impact of an increasing interest rate environment.  If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If we are not able to reduce our funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then our net interest margin will decline.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial or unexpected change in, or prolonged change in market interest rates could have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Net Interest Income” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosure About Market Risk for further discussion related to our management of interest rate risk.

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

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across Ohio and the entire United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing those loans. We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject our Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against us.

As of December 31, 2014, approximately 56.6% of our loan portfolio consisted of commercial and industrial, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because our loan portfolio contains a significant number these loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to commercial and industrial, agricultural, construction and commercial real estate loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We maintain an allowance for loan losses, which is an allowance established through a provision for loan losses charged to expense, that represents our management’s best estimate of probable losses that could be incurred within the existing portfolio of loans. The allowance, in the judgment of our management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects our management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, environmental, and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. These potential increases in the allowance for loan losses would result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Asset Quality and the Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

Strong competition within our industry and market area could hurt our performance and slow our growth.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within our market area. Additionally, various banks continue to enter or have announced plans to enter the market in which we currently operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	our ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	our ability to expand our market position;

•	our scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service;

•	industry and general economic trends; and

•	our ability to attract and retain talented employees.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Primarily through the Bank and certain non-bank subsidiaries, we are subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1. for further discussion.

Compliance with the Dodd-Frank Act and other regulatory reforms may increase our costs of operations and adversely impact our earnings and capital ratios

The Dodd-Frank Act has significantly changed the bank regulatory landscape and has impacted, and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.

The scope and impact of many of the Dodd-Frank Act’s provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. However, it is expected that at a minimum such provisions will increase our operating and compliance costs.  The financial reform legislation and any rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our business. We will apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implemented rules, which may increase our costs of operations and adversely impact our earnings.

We are subject to liquidity risk which could adversely affect net interest income and earnings

The purpose of our liquidity management is to meet the cash flow obligations of our customers for both deposits and loans.  The primary liquidity measurement that we utilize is called Basic Surplus which captures the adequacy of our access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.   However, competitive pressure on deposit pricing could result in a decrease in our deposit base or an increase in funding costs.  In addition, liquidity will come under additional pressure if loan growth exceeds deposit growth.  These scenarios could lead to a decrease in our basic surplus measure below the minimum policy level of 5%.  To manage this risk, we have the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies.  Depending on the level of interest rates, our net interest income, and therefore earnings, could be adversely affected.  See the section captioned “Liquidity” in Item 7.

Our ability to pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from our subsidiaries.

Our Company is a separate and distinct legal entity from our subsidiaries. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. The Bank did not pay any dividends to us in 2014, and we cannot predict when, or if, any such dividends will be paid in the future. The inability of the Bank to pay dividends to us may impair our ability to pay obligations or pay dividends on our common shares. The continued inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.

A breach of information security, including as a result of cyber-attacks, could disrupt our business and impact our earnings.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

At December 31, 2014, approximately 12.8% of the Bank's deposits were received from public institutions. The possibility of withdrawal of such deposits, which do not tend to be long-term deposits, poses liquidity and earnings risk to us.

We are subject to other-than-temporary impairment risk which could negatively impact our financial performance.

We recognize an impairment charge when the decline in the fair value of debt securities below their cost basis is judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and whether we have the intent to sell and whether it is more likely than not we will be forced to sell the security in question. Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that we identify as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold securities for a reasonable period of time sufficient for a forecasted recovery of fair value. However, our intent to hold certain of these securities may change in future periods as a result of facts and circumstances impacting a specific security. If our intent to hold a security with an unrealized loss changes, and we do not expect the security to fully recover prior to the expected time of disposition, we will write down the security to its fair value in the period that our intent to hold the security changes.

Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business, financial condition and results of operations.

Our management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations.

The preparation of financial statements requires our management to make estimates about matters that are inherently uncertain.

Our management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with United States generally accepted accounting principles (“GAAP”) and reflect our management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. Due to the inherent nature of these estimates, we cannot provide absolute assurance that the estimates will not significantly change in subsequent periods.

We are exposed to risk of environmental liabilities with respect to properties to which we obtain title.

A significant portion of our loan portfolio at December 31, 2014 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could have a material adverse effect on our business, financial condition and results of operations.

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

We own common stock of FHLB of Cincinnati in order to qualify for membership in the FHLB system, which enables the Bank to borrow funds under the FHLB of Cincinnati’s advance program.  The carrying value and fair market value of our FHLB of Cincinnati common stock was $3.2 million as of December 31, 2014.

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

Future acquisitions and diversification of business products may materially and adversely affect our business, financial condition and results of operations.

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

Trading activity in our common shares could result in material price fluctuations.

The market price of the Company’s common shares may fluctuate significantly in response to a number of factors including, but not limited to:

•	trading in our common shares is not active, and the spread between the bid and the ask price is often wide. As a result, shareholders may not be able to sell their shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. The price at which a shareholder may be able to sell his or her common shares may be significantly lower than the price at which he or she could buy our common shares at that time;

•	changes in securities analysts’ expectations of financial performance;

•	volatility of stock market prices and volumes;

•	incorrect information or speculation;

•	changes in industry valuations;

•	variations in operating results from general expectations;

•	actions taken against us by various regulatory agencies;

•	changes in authoritative accounting guidance by the Financial Accounting Standards Board or other regulatory agencies;

•	changes in general domestic economic conditions such as inflation rates, tax rates, unemployment rates, labor and healthcare cost trend rates, recessions, and changing government policies, laws and regulations; and

•	severe weather, natural disasters, acts of war or terrorism and other external events.

We undertake no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in the above risk factors or in any other statement made at any time by any director, officer, employee or other representative of our Company unless and until any such revisions or updates are required to be disclosed by applicable securities laws or regulations.

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments.

Item 2. Properties

We conduct business in Central Ohio through 14 branch offices and our corporate headquarters. We own our corporate headquarters located in Lewis Center, OH and five of our branches. Nine branch offices are subject to leases and/or long-term land leases.

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

Our common shares are quoted on OTCQB Marketplace under the symbol “DCBF.” The table below sets forth the high and low sale transactions for our common shares for the indicated periods. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	2014			2013
	High	Low	Dividends Declared	High	Low	Dividends Declared
1st Quarter	$6.65	$5.98	$-	$5.50	$4.60	$-
2nd Quarter	$7.50	$6.20	$-	$5.60	$5.00	$-
3rd Quarter	$7.77	$7.27	$-	$5.60	$5.17	$-
4th Quarter	$7.50	$6.86	$-	$6.24	$5.35	$-

As of March 12, 2015, our common shares were held of record by 1,401 shareholders.

Management does not have knowledge of the prices in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for our stock, these prices may not reflect the prices at which the stock would trade in a more active market. The Company sold no securities during 2014 or 2013 that were not registered under the Securities Act of 1933.

Our income primarily consists of dividends, which may be declared by the Board of Directors of the Bank and paid on common shares of the Bank held by the Company. During 2009 we ceased the payment of regular cash dividends and, no assurances can be given that any dividends will be declared or, if declared in the future, what the amount of any such dividends will be. The Bank did not pay dividends to the Company during 2014 or 2013, and we did not pay dividends to our shareholders. See note 13 to the Consolidated Financial Statements for a description of dividend restrictions.

Item 6. Selected Financial Data

The following tables set forth certain information concerning the consolidated financial condition, results of operations and other data regarding the Company at the dates and for the periods indicated.

	Year ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Condition Data	(In thousands)
Total assets	$515,382	$502,419	$506,492	$522,881	$565,105
Cash and cash equivalents	21,274	25,357	63,307	39,314	33,521
Securities available for sale	75,909	79,948	87,197	88,113	69,597
Securities held to maturity	-	-	1,149	1,010	1,313
Net loans	381,208	349,324	310,623	350,183	412,617
Loans held for sale	-	7,806	-	-	-
Deposits	453,192	426,859	448,290	445,428	465,076
Deposits held for sale	-	22,571	-	-	-
Borrowings	11,808	4,838	7,498	40,036	59,767
Shareholders’ equity	$47,211	$45,264	$48,389	$34,699	$37,414

	Year ended December 31,
	2014	2013	2012	2011	2010
Selected Operating Data	(In thousands, except per share data)
Interest income	$17,380	$17,079	$18,848	$22,732	$28,118
Interest expense	1,212	1,818	3,238	5,113	6,925
Net interest income	16,168	15,261	15,610	17,619	21,193
Provision for loan losses	150	2,417	495	5,436	11,040
Net interest income after provision for loan losses	16,018	12,844	15,115	12,183	10,153
Noninterest income	4,460	4,967	5,024	6,358	6,115
Noninterest expense	20,106	21,040	19,606	21,292	23,488
Income (loss) before income tax	372	(3,229)	533	(2,751)	(7,220)
Income tax (benefit) expense	-	(298)	(69)	(13)	5,110
Net income (loss)	$372	$(2,931)	$602	$(2,738)	$(12,330)

Per Share Data:
Basic earnings (loss) per share	$0.05	$(0.41)	$0.15	$(0.74)	$(3.32)
Diluted earnings (loss) per share	$0.05	$(0.41)	$0.15	$(0.74)	$(3.32)
Dividends declared per share	$-	$-	$-	$-	$-

	At or for the year ended December 31,
Selected Financial Ratios	2014	2013	2012	2011	2010
Interest rate spread	3.65%	3.16%	3.20%	3.26%	3.44%
Net interest margin	3.49%	3.28%	3.35%	3.39%	3.58%
Return on average assets	0.07%	(0.58)%	0.12%	(0.49)%	(1.93)%
Return on average equity	0.82%	(6.01)%	1.73%	(7.41)%	(26.33)%
Average equity to average assets	9.06%	9.39%	6.83%	6.56%	7.32%
Allowance for loan losses as a percentage of non-accrual loans	306.1%	87.6%	129.1%	100.1%	73.8%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2014 Highlights and Overview

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and leases and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, professional services, technology expense, other expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, inflation, government policies and the actions of regulatory authorities.

The following is a summary of key financial results for the year ended December 31, 2014:

•	Total assets were $515.4 million and $502.4 million and total deposits were $453.2 million and $426.9 million at December 31, 2014 and December 31, 2013, respectively.

•	Total loans were $385.4 million at the end of 2014, compared with $356.0 million at the end of 2013.

•	Net income in 2014 was $372,000, compared to a net loss of $2.9 million in 2013.

•	Net income per diluted common share was $0.05 in 2014, compared with a net loss of $(0.41) in 2013.

•	Net interest income was $16.2 million in 2014, compared with $15.3 million in 2013.

•	The net interest margin was 3.49% in 2014, compared with 3.28% in 2013.

•	Provision for loan losses was $150,000 in 2014, compared with $2.4 million in 2013.

•	Total non-performing assets were $12.6 million or 2.4% of total assets at December 31, 2014, compared with $23.2 million, or 4.6% at December 31, 2013. Troubled debt restructurings which are performing in accordance with the restructured terms and are on an accrual basis, but which are classified as non-performing assets were $9.6 million at December 31, 2014, compared with $12.8 million at December 31, 2013.

•	Non-interest income, excluding gains and losses on the sales of securities, sale of branch, loans held-for-sale and real estate owned (“REO”), was 21.8% of total revenue (net-interest income plus non-interest income less gains and losses) in 2014, compared with 23.9% in 2013.

•	Our efficiency ratio was 97.2% in 2014, compared with 104.9% in 2013.

The following discussion is intended to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes contained elsewhere in this report.

Average Balance Sheet

The following table sets forth information concerning average interest-earning assets and interest-bearing liabilities and the yields and rates thereon. Non-accrual loans have been included in the average balances. Securities are shown at average amortized cost.

	Year ended December 31,
	2014			2013
	Average Balance	Amount of Interest	Yield/ Rate	Average Balance	Amount of Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits	$16,576	$39	0.24%	$32,799	$87	0.27%
Investment securities	83,018	2,065	2.49%	89,790	2,064	2.30%
Residential real estate loans and home equity	115,404	4,322	3.75%	85,760	3,282	3.94%
Consumer loans and credit cards	35,008	1,945	5.56%	28,610	1,775	6.20%
Commercial and industrial loans	106,890	4,365	4.06%	120,895	5,205	4.31%
Commercial real estate	106,038	4,644	4.38%	107,150	4,666	4.35%
Total loans	363,340	15,276	4.20%	342,415	14,928	4.36%

Total interest-earning assets	462,934	17,380	3.75%	465,004	17,079	3.67%

Noninterest-earning assets:
Other assets	44,769			47,413
Allowance for loan losses	(5,080)			(6,669)
Net unrealized gains on securities available-for-sale	724			1,065
Total	$503,347			$506,813

Liabilities and Shareholder’s Equity:
Interest-bearing liabilities:
Demand deposits	$78,447	$76	0.10%	$74,853	91	0.12%
Savings deposits	42,845	60	0.14%	40,953	61	0.15%
Money market deposits	136,393	499	0.37%	116,872	413	0.35%
Time deposits	80,113	434	0.54%	116,151	989	0.85%
Total interest-bearing deposits	337,798	1,069	0.32%	348,829	1,554	0.45%
Borrowings	5,687	143	2.52%	5,916	264	4.46%
Total interest-bearing liabilities	343,485	1,212	0.35%	354,745	1,818	0.51%

Noninterest-bearing liabilities:
Demand deposits	110,457			101,575
Other liabilities	3,791			2,883
Shareholders’ equity	45,614			47,610
Total	$503,347			$506,813

Net interest income; interest rate spread		$16,168	3.40%		$15,261	3.16%
Net interest margin			3.49%			3.28%

Average interest-earning assets to average interest-bearing liabilities	134.8%			131.1%

Rate/Volume Analysis

The following table sets forth the dollar volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest-earning assets and interest-bearing liabilities, and from changes in rates. Volume changes are computed by multiplying the volume difference by the prior year’s rate. Rate changes are computed by multiplying the rate difference by the prior year’s volume. The change in interest due to both rate and volume has been allocated proportionally between the volume and rate variances.

	2014 compared to 2013 Increase (decrease) due to			2013 compared to 2012 Increase (decrease) due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest-bearing deposits	$(39)	$(9)	$(48)	$(22)	$11	$(11)
Investment securities	(162)	163	1	(133)	(210)	(343)
Residential real estate loans and home equity	675	365	1,040	623	(788)	(165)
Consumer loans and credit cards	367	(197)	170	642	(458)	184
Commercial and industrial loans	(560)	(280)	(840)	268	(923)	(655)
Commercial real estate	(52)	30	(22)	(403)	(376)	(779)
Total interest-earning assets	229	72	301	975	(2,744)	(1,769)

Interest-bearing demand	4	(19)	(15)	(4)	10	6
Savings	3	(4)	(1)	9	-	9
Money market	72	14	86	82	11	93
Time deposits	(255)	(300)	(555)	(438)	(467)	(905)
Borrowings	(10)	(111)	(121)	(675)	52	(623)
Total interest-bearing liabilities	(186)	(420)	(606)	(1,026)	(394)	(1,420)

Net interest income	$415	$492	$907	$2,001	$(2,350)	$(349)

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

General

Net income was $372,000 or $0.05 per diluted common share for the year ended December 31, 2014, compared to a net loss of $2.9 million or $(0.41) per diluted common share in 2013. Net interest income increased $907,000 and the provision for loan losses decreased $2.3 million, respectively, in 2014 compared to 2013. The return on average assets and return on average shareholders’ equity were 0.07% and 0.82%, respectively, in 2014, compared with (0.58)% and (6.01)%, respectively, in 2013.

Net Interest Income

Net interest income totaled $16.2 million in 2014, which was an increase of $907,000 or 5.9% compared with $15.3 million in 2013. The net interest margin was 3.49% in 2014, compared to 3.28% in 2013. The earning assets yield increased 8 basis points in 2014, due largely to loan growth, and the cost of interest-bearing liabilities decreased 16 basis points over the same period due primarily to the movement of maturing time accounts to lower rate non-maturity accounts.

Average interest-earning assets were $462.9 million in 2014, which was a decrease of $2.1 million from 2013, but was more heavily weighted in loans in 2014. Average loans outstanding increased $20.9 million in 2014 compared with 2013, while the average balance of interest earning cash balances decreased $16.2 million and average investments decreased $6.8 million in 2014 when compared with 2013, as we used our excess liquidity position to fund organic loan growth. Total average loans were 78.5% of average interest-earning assets in 2014, compared with 73.6% of average interest-earning assets in 2013.

The cost of our interest-bearing liabilities decreased in 2014 compared to 2013 due to a combination of the low interest rate environment, our deposit pricing strategies and a deposit mix that remains heavily weighted in lower-cost interest-bearing demand, savings and money market accounts, whose rates can be immediately changed at our discretion. The average cost of our money market accounts was 0.37% in 2014, compared with 0.35% in 2013. The average cost of our time deposits dropped 31 basis points, to 0.54% in 2014. Average interest-bearing transaction accounts (non-maturity accounts) comprised 76.3% of total average interest-bearing deposits in 2014, compared to 66.7% in 2013.

Non-maturity transaction accounts (interest and non-interest-bearing) comprised the majority of our funding sources in 2014 as depositors continue to refrain from investing funds in time accounts at very low, yet competitive rates, and also because of the buildup of cash on corporate customers’ balance sheets. The aggregate average balance of transaction accounts was $368.1 million or 82.1% of total average deposits in 2014, compared with $334.3 million or 74.2% of total average deposits in 2013. Average time account balances in 2014 were $80.1 million or 17.9% of total average deposits, compared with $116.2 million or 25.8% in 2013. Our ability to gather and retain transaction deposits reflects a high positive awareness of our brand in the communities in which we operate. Environmental factors such as equity market volatility and risk aversion among retail investors have also played a role in the growth in our transaction accounts.

Our cost of interest-bearing liabilities was also reduced in 2014 by a restructuring of advances from the Federal Home Loan Bank which we executed in November 2013. The restructuring contributed to a 194 basis point decrease in the cost of borrowings in 2014 compared to 2013.

Non-Interest Income

Our non-interest income is comprised of service charges on deposits, fees from investment management trust and brokerage services, and other recurring operating income fees from normal banking operations, along with non-core components that primarily consist of net gains or losses from sales of investment securities.

The following table sets forth certain information on non-interest income for the years indicated:

	Year ended December 31,
	2014	2013	Change
	(Dollars in thousands)
Service charges	$1,963	$2,195	$(232)	(10.6)%
Wealth management fees	1,474	1,418	56	3.9%
Treasury management fees	220	244	(24)	(9.8)%
Income from bank owned life insurance	730	733	(3)	(0.4)%
Gain on sales of securities available-for-sale	101	135	(34)	(25.2)%
Losses on loans held-for-sale	(509)	-	(509)	NM
Net (loss) gain on sale of REO	(84)	31	(115)	(371.0)%
Gain on sale of branch	438	-	438	NM
Other	127	211	(84)	(39.8)%
Total non-interest income	$4,460	$4,967	$(507)	(10.2)%

Non-interest income was $4.5 million in 2014, compared to $5.0 million in 2013. Non-recurring write-downs and losses on loans and REO, net of securities gains, were $54,000 in 2014, compared to net non-recurring gains of $166,000 in 2013. Service charges decreased $232,000 in 2014 compared to 2013 due primarily to lower volumes of customer overdraft and debit card transactions.

Non-interest income (net of nonrecurring income, gains and losses and gains/losses on the sales of securities) accounted for 21.8% of total revenue in 2014, compared with 23.9% in 2013.

The following table sets forth certain information on non-interest expenses for the years indicated (dollars in thousands):

	Year ended December 31,
	2014	2013	Change
	(Dollars in thousands)
Salaries and employee benefits	$11,141	$11,287	$(146)	(1.3)%
Occupancy and equipment	3,192	3,069	123	4.0%
Professional services	1,379	1,791	(412)	(23.0)%
Advertising	347	293	54	18.4%
Office supplies, postage and courier	328	481	(153)	(31.8)%
FDIC insurance premium	630	699	(69)	(9.9)%
State franchise taxes	266	478	(212)	(44.4)%
Other	2,823	2,942	(119)	(4.0)%
Total non-interest expenses	$20,106	$21,040	$(934)	(4.4)%

Non-interest expenses were $20.1 million in 2014, which was a decrease of $934,000 or 4.4% compared to 2013. Professional services decreased $412,000 due to the substantial reduction in non-performing assets in 2014 which has resulted in a reduced need for outside professional services related to the workout of such assets. Office supplies, postage and courier expenses declined $153,000 in 2014 due primarily to expense reduction initiatives. State franchise taxes decreased $212,000 in 2014 due to a change in the tax law which changed how the tax was calculated in 2014. Non-interest expenses in 2014 included approximately $314,000 of non-routine expenses, consisting primarily of legal expenses covering matters of corporate governance, capital management, corporate equity plans and the special meeting of shareholders held in October 2014, among other things.

Our efficiency ratio was 97.2% in 2014, compared to 104.9% in 2013.

Income Taxes

We had net deferred tax assets totaling $10.4 million and $11.6 million, respectively, at December 31, 2014 and December 31, 2013, of which approximately 99% and 94%, respectively, were attributable to net operating loss carry-forwards and timing differences between the provision for loan losses and the charge-off of loans.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

General

Total assets were $515.4 million at December 31, 2014, compared with $502.4 million at December 31, 2013. Loans (including loans held-for-sale) were $385.4 million at the end of 2014, representing growth of $21.6 million or 5.9% from the end of 2013.

Securities

The securities portfolio is designed to provide a favorable total return utilizing low-risk, high-quality securities while at the same time assisting in meeting the liquidity needs of our loan and deposit operations, and supporting our interest rate risk objectives. Our securities portfolio is predominately comprised of investment grade mortgage-backed securities, securities issued by U.S. government sponsored entities and municipal securities. We classify all of our securities as available-for-sale. We do not engage in securities trading or derivatives activities in carrying out our investment strategies.

The following table sets forth the amortized cost and market value for our available-for-sale securities portfolio:

	At December 31,
	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government and agency obligations	$11,602	$11,545	$13,714	$13,302
Corporate bonds	4,975	4,987	6,187	6,168
States and municipal obligations	21,303	21,657	20,651	20,450
Collateralized debt obligations	-	-	1,916	976
Collateralized mortgage obligations	19,601	19,580	15,217	15,045
Mortgage-backed securities	17,438	18,140	23,435	24,007
Total	$74,919	$75,909	$81,120	$79,948

Investment securities totaled $75.9 million at December 31, 2014, compared with $79.9 million at December 31, 2013. Our portfolio is comprised primarily of investment grade securities, the majority of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of the securities portfolio at December 31, 2014 was 23.9% government-sponsored entity guaranteed mortgage-backed securities, 25.8% collateralized mortgage obligations, 28.5% municipal securities, 15.2% obligations of U.S. government-sponsored corporations and 6.6% corporate bonds. Mortgage-backed securities, which totaled $18.1 million at December 31, 2014, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the U.S. government.

We had net unrealized gains of approximately $990,000 in our securities portfolio at December 31, 2014, compared with net unrealized losses of $1.2 million at December 31, 2013.

In March 2014, we sold the remaining collateralized debt obligation in our securities portfolio and recognized a loss of $141,000 on the sale. The actual loss recognized on the sale was substantially lower than the $940,000 unrealized loss on this security at the end of 2013 as increased investor demand for these types of securities pushed prices higher in the first quarter of 2014.

The following table sets forth as of December 31, 2014, the maturities and the weighted-average yields of our debt securities, which have been calculated on the basis of the amortized cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis (dollars in thousands):

	At December 31, 2014
	Within one year or less	After one year but within five years	After five years but within ten years	After ten years	Total

U.S. Government and agency obligations	$-	$4,965	$5,616	$964	$11,545
Corporate bonds	1,247	2,308	1,432	-	4,987
States and municipal obligations	183	4,683	11,636	5,155	21,657
Collateralized mortgage obligations	-	701	5,014	13,865	19,580
Mortgage-backed securities	-	1,925	3,378	12,837	18,140
Total	$1,430	$14,582	$27,076	$32,821	$75,909
Weighted average yield at year-end	2.11%	1.77%	2.73%	2.55%	2.49%

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

Loans (including loans held-for-sale and deferred loan costs) were $385.4 million at the end of 2014, representing growth of $21.6 million or 5.9% from the end of 2013. The loan growth was concentrated in our residential mortgage and home equity loan portfolio, which increased $31.0 million in 2014. Our commercial loan portfolios decreased $11.7 million in 2014, due in large part to weak loan demand early in 2014 combined with the significant decline in the outstanding balances on non-performing loans and prepayments of certain large commercial relationships. Loan demand strengthened in the second half of 2014, resulting in growth in our commercial portfolios of $9.8 million in the fourth quarter of 2014, which partially offset a $21.6 million decrease in our commercial portfolios in the first nine months of 2014.

The following table sets forth the composition of our loan portfolio, excluding deferred loan costs and including loans held-for-sale at the dates indicated:

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Commercial and industrial	$106,222	$122,901	$112,300	$126,225	$155,410
Commercial real estate	111,851	106,901	111,417	129,958	152,374
Residential and home equity	129,650	98,622	72,137	83,814	94,399
Consumer and credit card	37,507	35,265	21,620	19,770	23,411
Total loans	$385,230	$363,689	$317,474	$359,767	$425,594

At December 31, 2013, total loans included $7.8 million in loans held for sale. At December 31, 2014, 2012 and 2011, there were no loans held-for-sale. At December 31, 2010 there were $753,000 in loans held-for-sale, which consisted entirely of residential mortgage loans for sale on the secondary market.

The following table shows the amount of loans outstanding (excluding loans held for sale) as of December 31, 2014, which, based on remaining scheduled payments of principal, are due in the periods indicated:

	Maturing within one year or less	Maturing after one but within five years	Maturing after five but within ten years	Total
	(In thousands)
Commercial real estate	$15,651	$35,455	$55,116	$106,222
Commercial and industrial	8,346	47,444	56,061	111,851
Residential and home equity	20,455	1,460	107,735	129,650
Consumer and credit card	6,115	3,832	27,560	37,507
Total	$50,567	$88,191	$246,472	$385,230

The following table sets forth the sensitivity to changes in interest rates as of December 31, 2014:

	Fixed Rate	Variable Rate	Total
	(In thousands)
Due after one year, but within five years	$59,602	$28,589	$88,191
Due after five years	152,209	94,263	246,472

Asset Quality and the Allowance for Loan Losses

The following table summarizes delinquent loans grouped by the number of days delinquent at December 31, 2014:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and Accruing
	(In thousands)
Consumer and credit card	$66	$7	$120	$193	$37,314	$37,507	$-
Commercial and industrial	68	-	-	68	111,783	111,851	-
Commercial real estate	49	-	306	355	105,867	106,222	-
Residential real estate and Home equity	220	30	642	892	128,758	129,650	480
Total	$403	$37	$1,068	$1,508	$383,722	$385,230	$480

The following table represents information concerning the aggregate amount of non-performing assets (includes certain loans held-for-sale at December 31, 2013):

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Non-accruing loans:
Residential real estate loans and home equity	$334	$352	$321	$451	$389
Commercial real estate	298	2,624	2,195	6,698	10,102
Commercial and industrial	632	4,702	2,815	2,381	6,043
Consumer loans and credit cards	120	-	-	46	33
Total non-accruing loans	1,384	7,678	5,331	9,576	16,567
Accruing loans delinquent 90 days or more	480	560	643	1,812	2,515
Total non-performing loans	1,864	8,238	5,974	11,388	19,082

Collateralized debt obligations	-	976	1,149	1,010	1,313
Other real estate and repossessed assets	1,111	1,219	3,671	4,605	5,284
Total non-performing assets	$2,975	$10,433	$10,794	$17,003	$25,679

Restructured loans not included above(1)	$9,634	$12,788	$20,080	$22,219	$15,163
Total non-performing loans (including TDR’s)	11,498	21,026	26,054	33,607	34,245
Total non-performing assets (including TDR’s)	12,609	23,221	30,874	39,222	40,842

(1) TDR’s that are in compliance with their modified terms and accruing interest.

Delinquent loans (including loans greater than 30 days past due) totaled $1.5 million or 0.39% of total loans at December 31, 2014, compared with $4.4 million or 1.2% at December 31, 2013. Non-performing assets, defined as non-accrual loans plus loans 90 days or more past due, other real estate owned and repossessed assets, impaired investment securities, and troubled debt restructurings not included in non-accrual loans were $12.6 million or 2.45% of total assets at December 31, 2014, compared with $23.2 million or 4.62% of total assets at December 31, 2013. Troubled debt restructurings (“TDR’s”) which are performing in accordance with the restructured terms and accruing interest, but are included in non-performing assets, were $9.6 million at December 31, 2014 compared with $12.8 million at December 31, 2013. Included in non-performing assets at the end of 2014 are non-performing loans totaling $1.9 million or 0.48% of total loans, compared with $8.2 million or 2.27% of total loans (including loans held for sale) at December 31, 2013.

We made significant progress in reducing our non-performing assets in 2014, which were down $10.6 million or 45.7% during the year largely as the result of the execution of previously disclosed strategies developed in the fourth quarter of 2013 to accelerate the disposition of certain troubled assets. Our exposure to the three highest risk troubled commercial relationships with aggregate balances at the end of 2013 of $7.0 million was reduced by $6.8 million in 2014 through a combination of collection actions, negotiated settlements, and asset sales, which resulted in charge-offs of $1.9 million and cash collections of $4.7 million, much of which occurred in the first three quarters of 2014. Non-performing assets decreased $2.4 million during the fourth quarter of 2014, due primarily to the successful workout of two non-accrual commercial real estate loans totaling $961,000, and to cash pay-downs of $585,000 on a third non-accrual commercial mortgage.

As a recurring part of our portfolio management program, we have classified certain loans as “substandard” in our loan rating system. Substandard loans (excluding loans held-for-sale) total approximately $13.9 million at December 31, 2014, compared with $24.2 million at December 31, 2013. Substandard loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems. At December 31, 2014, substandard loans consisted of commercial loans and commercial real estate. There can be no assurance that additional loans will not become non-performing, require restructuring, or require increased provision for loan losses.

We have a loan monitoring program that evaluates non-performing loans and the loan portfolio in general. The loan review program continually audits the loan portfolio to confirm management’s loan risk rating system, and systematically tracks such problem loans and to ensure compliance with loan policy underwriting guidelines, and to evaluate the adequacy of the allowance for loan losses.

Our policy is to place a loan on non-accrual status and recognize income on a cash basis when a loan is more than 90 days past due, unless in the opinion of management, the loan is well secured and in the process of collection. Interest payments received on non-accrual loans may be applied to the principal balance of the loan in situations where management believes full collection of the principal amount owed is not probable. The impact of interest not recognized on non-accrual loans was $241,000 in 2014 and $175,000 in 2013.

The allowance for loan losses represents our management’s best estimate of probable incurred losses in our loan portfolio. Our management’s quarterly evaluation of the allowance for loan losses is a comprehensive analysis that builds a total allowance by evaluating the probable incurred losses within each loan portfolio segment. Our portfolio segments are as follows: commercial loan and commercial real estate loans, residential real estate and consumer loans. Our allowance for losses consists of specific valuation allowances based on probable credit losses on specific loans, historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends and general valuation allowances based on general economic conditions and other qualitative risk factors both internal and external to the organization.

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

For commercial loan and commercial real estate segments, we maintain a specific allocation methodology for those classified in our internal risk grading system as substandard, doubtful or loss with a principal balance in excess of $200,000. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Loans with modified terms in which a concession to the borrower has been made that it would not otherwise consider unless the borrower was experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  As of December 31, 2014, there was $12.2 million in impaired loans for which $1.3 million in related allowance for loan losses was allocated. There was $22.9 million in impaired loans for which $4.2 million in related allowance for credit losses was allocated as of December 31, 2013.

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

	Year ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$6,724	$6,881	$9,584	$12,247	$10,479

Loans charged-off:
Commercial and industrial	(1,410)	(86)	(1,926)	(2,034)	(2,261)
Commercial real estate	(1,086)	(1,038)	(1,366)	(5,562)	(6,175)
Residential real estate and home equity	(169)	(331)	(74)	(278)	(498)
Consumer and credit card	(200)	(286)	(372)	(567)	(824)
Total loans charged-off	(2,865)	(1,741)	(3,738)	(8,441)	(9,758)

Loan recoveries:
Commercial and industrial	42	823	251	58	270
Commercial real estate	131	38	47	27	4
Residential real estate and home equity	38	52	18	10	12
Consumer and credit card	113	219	224	247	200
Total loan recoveries	324	1,132	540	342	486

Net loans charged-off	(2,541)	(609)	(3,198)	(8,099)	(9,272)

Allowance related to loans transferred to held-for-sale	(97)	(1,965)	-	-	-
Provision for loan losses	150	2,417	495	5,436	11.040
Balance at end of year	$4,236	$6,724	$6,881	$9,584	$12,247

Ratio of net charge-offs to average loans outstanding	0.70%	0.18%	0.97%	2.05%	2.00%

Net charge-offs were $2.5 million or 0.70% of average loans in 2014, compared to $609,000 or 0.18% in 2013. Approximately 67.1% of the gross charge-offs in 2014 were charged against specific allowance allocations established in the fourth quarter of 2013 for the three highest risk commercial relationships in connection with the non-performing asset reduction strategy developed in last year’s fourth quarter.

The provision for loan losses was $150,000 for the year ended December 31, 2014, compared to $2.4 million for the year ended December 31, 2013. The provision expense recorded in the fourth quarter of 2013 was $3.3 million and was attributable to the strategies we developed at that time to accelerate the reduction of the exposure to the three highest risk commercial relationships, and to a group of homogenous single-family residential investment properties. Taken together, loan loss provisions allocated to these four exposures totaled $3.3 million or 100% of the provision expense for the fourth quarter of 2013. The provision for loan losses as a percentage of net charge-offs was 166.7% and 5.9%, respectively, in the quarter and year ended December 31, 2014, compared to 303.7% and 396.9%, respectively, in the year ago periods. The provision for loan losses as a percentage of net charge-offs was 95.2% for the five quarters ending December 31, 2014.

The allowance for loan losses was $4.2 million at December 31, 2014, compared with $6.7 million at December 31, 2013. The decrease in the allowance for loan losses in 2014 was a direct result of write-downs taken on loans in 2014 against the loan loss allowances established for these loans at or prior to the end of 2013. The ratio of the allowance for loan losses to total loans was 1.10% at December 31, 2014, compared with 1.85% at December 31, 2013. The ratio of the allowance for loan losses to non-performing loans (including TDR’s) was 38.5% at December 31, 2014, compared with 33.2% at December 31, 2013. The ratio of the allowance for loan losses to non-accrual loans was 306% at December 31, 2014, compared with 88% at December 31, 2013.

The allowance for loan losses has been allocated within the following categories of loans at the dates indicated with the corresponding percent of loans to total loans (excluding loans held-for-sale) for each category:

	At December 31,
	2014		2013		2012		2011		2010
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Commercial and industrial	$1,132	27.6%	$2,973	34.3%	$1,620	35.4%	$1,952	35.1%	$4,174	36.6%
Commercial real estate	2,376	29.0%	3,231	29.5%	4,692	35.1%	6,916	36.1%	6,786	35.9%
Residential real estate and home equity	268	33.7%	219	27.0%	204	22.7%	291	23.3%	491	22.0%
Consumer and credit card	190	9.7%	301	9.2%	365	6.8%	425	5.5%	796	5.5%
Unallocated	270	-	-	-	-	-	-	-	-	-
Total	$4,236	100.0%	$6,724	100.0%	$6,881	100.0%	$9,584	100.0%	$12,247	100.0%

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

The following table sets forth the composition of our deposits by business line at December 31, 2014 (dollars in thousands):

	Amount	Percent
Non-interest bearing demand	$111,022	24.5%
Interest bearing demand	77,534	17.1%
Total demand	188,556	41.6%

Savings	42,634	9.4%
Money market	147,667	32.6%
Time deposits	74,335	16.4%
Total deposits	$453,192	100.0%

Deposits totaled $453.2 million at December 31, 2014, compared with $449.4 million at December 31, 2013. Our deposit mix at the end of 2014 continued to be weighted heavily in lower cost demand, savings and money market accounts, which totaled $378.9 million or 83.6% of total deposits at the end of 2014, compared to $360.0 million or 80.1% of total deposits at the end of 2013, as we continued to experience a shift into these accounts from maturing time accounts as depositors in general continue to exhibit a reluctance to place funds in time accounts in the low interest rate environment.

Time deposits in excess of $100,000, which tend to be more volatile and sensitive to interest rates, totaled $47.3 million at December 31, 2014, representing 63.6% of total time deposits and 10.4% of total deposits. These deposits totaled $46.2 million, representing 54.8% of total time deposits and 10.3% of total deposits at year-end 2013 (excluding deposits held-for-sale).

The following table schedules the amount of our time deposits of $100,000 or more by time remaining until maturity as of December 31, 2014 (in thousands):

Maturing in:
Three months or less	$10,702
Over three through six months	3,212
Over six through twelve months	15,943
Over twelve months	17,422
Total	$47,279

Borrowings

During 2014, we utilized advances from the FHLB as an alternative source of funding and as a liability management tool. At December 31, 2014, borrowings from the FHLB were $11.8 million, including $7.0 million of overnight borrowings, compared with $4.8 million at December 31, 2013. In the fourth quarter of 2013, we prepaid $4.4 million of fixed rate FHLB advances with a contractual average interest rate of 4.61% and a weighted average remaining term to maturity of 1.4 years. The transaction was accomplished by extending the maturity date of the advances and rolling the net present value of the advances into the funding cost of the new structure. As a result of the restructure, we were required to pay a prepayment penalty of $268,000 to the FHLB. In accordance with ASC 470-50, Debt - Modification and Exchanges, the new advances were considered a minor modification. The prepayment penalty was deferred and will be recognized in interest expense over the life of the new advances.

Liquidity

Liquidity is our ability to fund customers’ needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow exists to meet all financial commitments and to capitalize on business expansion opportunities. This ability depends on the institution’s financial strength, asset quality and types of deposit and investment instruments we offer to our customers. Our principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. We also have the ability to obtain funding from other sources including the FHLB, and through the Federal Reserve. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. We maintain investments in liquid assets based upon our management’s assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents decreased $4.1 million, or 16.1% to $21.3 million at year-end 2014 from $25.4 million at year-end 2013. Cash and cash equivalents represented 4.1% of total assets at December 31, 2014 compared to 5.0% on December 31, 2013. The Bank has the ability to borrow funds from the FHLB and has credit lines with the Federal Reserve Bank of Cleveland in the form of discount window availability and through the Borrower-In-Custody program, should it need to supplement its future liquidity needs in order to meet loan demand or to fund investment opportunities.

Off-Balance Sheet Arrangements

In addition to funding maturing deposits and other deposit liabilities, we also have off-balance sheet commitments in the form of lines of credit and letters of credit utilized by customers in the normal course of business. Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. These off-balance sheet commitments are not considered to have a significant effect on the liquidity position of our Company. Further, our management believes our liquidity position is adequate based on our stable level of cash equivalents and the stability of its core funding sources.

Capital Resources

Total shareholders’ equity was $47.2 million at December 31, 2014, which was an increase of $1.9 million from the end of 2013 resulting primarily from net income of $372,000 and a $1.4 million increase in unrealized gains on securities available-for-sale, net of taxes.

Tier-1 capital is shareholders’ equity excluding the net unrealized gains or losses included in other comprehensive income and a percentage of mortgage-servicing rights. Total capital includes Tier-1 capital plus the allowance for loan losses, not to exceed 1.25% of risk weighted assets. Risk weighted assets are our total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk.

Regulatory minimums call for a total risk-based capital ratio of 8.0% and a Tier-1 risk-based consolidated capital ratio of 4.0%. Our consolidated ratio of total capital to risk-weighted assets was 13.88% at year-end 2014, while the Tier-1 risk-based consolidated capital ratio was 12.72%. Our consolidated leverage ratio, defined as Tier-1 capital divided by average assets, was 9.21% at year-end 2014. The Bank’s total capital to risk-weighted assets was 13.56%, Tier-1 risk-based capital ratio was 12.40% and Tier-1 leverage ratio was 9.00% at December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Asset and Liability Management and Market Risk

Our Asset/Liability Committee (“ALCO”) utilizes a variety of tools to measure and monitor interest rate risk. This is defined as the risk that our financial condition will be adversely affected due to movements in interest rates. To a lesser extent, we are also exposed to liquidity risk, or the risk that changes in cash flows could adversely affect our ability to honor our financial obligations. The ALCO monitors changes in the interest rate environment, and how these changes affect lending and deposit rates, liquidity and profitability.

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

NPV is generally considered to be the present value of the difference between expected incoming cash flows on interest-earning and other assets and expected outgoing cash flows on interest-bearing and other liabilities. For example, the asset/liability model that we currently use attempts to measure the change in NPV for a variety of interest rate scenarios, typically for parallel and sustained shifts of +400/-300 basis points in market rates. Presented below is an analysis depicting the changes in our interest rate risk as of December 31, 2014 and December 31, 2013, as measured by changes in NPV for instantaneous and sustained parallel shifts of -100 to +400 basis points in market interest rates. These parallel shifts were used to more accurately represent the current interest rate environment in which we operate. Certain shortcomings are inherent in this method of analysis presented in the computation of estimated NPV.

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K of the Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement.  The base case (no rate change) information in the table shows an estimate of our net portfolio value at December 31, 2014 arrived at by discounting estimated future cash flows at current market rates, assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current (December 31, 2014) rate levels and repricing balances are adjusted to current (December 31, 2014) rate levels.  The rate change information (rate shocks) in the table shows estimates of net portfolio value at December 31, 2014, assuming instantaneous rate changes of up 100, 200, 300 and 400 basis points.  Cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age.  Rate changes in the rate shock scenario are assumed to be shock or immediate changes and occur uniformly across the yield curve.  Balances that reprice are assumed to reprice at post shock rate levels. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on NPV. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions which management may take to counter such changes.

	December 31, 2014			December 31, 2013
Change in Interest Rates (Basis Points)	Change in NPV ($)	Change in NPV (%)	NPV Ratio	Change in NPV ($)	Change in NPV (%)	NPV Ratio
	(Dollars in thousands)
+400	$(1,011)	(1.69)%	12.53%	$788	1.11%	16.18%
+300	6,978	11.67%	13.84%	6,552	9.19%	17.05%
+200	10,005	16.74%	14.11%	8,513	11.95%	17.08%
+100	5,936	9.93%	12.98%	5,073	7.12%	16.00%
Base	-	-	-	-	-	-
-100	(9,286)	(15.54)%	9.56%	(8,999)	(12.63)%	12.60%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

DCB Financial Corp

Lewis Center, Ohio

We have audited the accompanying consolidated balance sheets of DCB Financial Corp as of December 31, 2014 and 2013, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCB Financial Corp as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran PLLC

Columbus, Ohio

March 25, 2015

DCB Financial Corp and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2014	2013
	(Dollars in thousands, except share and per share data)
Assets:
Cash and due from financial institutions	$6,247	$6,110
Interest-bearing deposits	15,027	19,247
Total cash and cash equivalents	21,274	25,357

Securities available-for-sale	75,909	79,948

Loans	385,444	356,048
Less allowance for loan losses	(4,236)	(6,724)
Net loans	381,208	349,324

Loans held for sale	-	7,806
Real estate owned	1,111	1,219
Investment in FHLB stock	3,250	3,799
Premises and equipment, net	10,016	10,641
Premises and equipment held for sale	-	1,405
Bank-owned life insurance	20,027	19,297
Accrued interest receivable and other assets	2,587	3,623
Total assets	$515,382	$502,419

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest bearing	$111,022	$109,622
Interest bearing	342,170	317,237
Total deposits	453,192	426,859

Deposits held for sale	-	22,571
Borrowings	11,808	4,838
Accrued interest payable and other liabilities	3,171	2,887
Total liabilities	468,171	457,155

Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock, 17,500,000 and 7,500,000 shares authorized, 7,541,445 and 7,500,000 shares issued, and 7,233,795 and 7,192,350 shares outstanding for 2014 and 2013, respectively	16,064	15,771
Retained earnings	38,055	37,683
Treasury stock, at cost, 307,650 shares at December 31, 2014 and 2013	(7,416)	(7,416)
Accumulated other comprehensive income (loss)	654	(774)
Deferred stock-based compensation	(146)	-
Total shareholders’ equity	47,211	45,264
Total liabilities and shareholders’ equity	$515,382	$502,419

See notes to the consolidated financial statements.

DCB Financial Corp and Subsidiaries

Consolidated Statements of Income

	Year ended December 31,
	2014	2013
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$15,276	$14,928
Securities	2,065	2,064
Federal funds sold and interest bearing deposits	39	87
Total interest income	17,380	17,079

Interest expense:
Deposits:
Savings and money market accounts	559	474
Time accounts	434	989
NOW accounts	76	91
Total	1,069	1,554

FHLB advances	143	264
Total interest expense	1,212	1,818

Net interest income	16,168	15,261
Provision for loan losses	150	2,417
Net interest income after provision for loan losses	16,018	12,844

Non-interest income:
Service charges	1,963	2,195
Wealth management fees	1,474	1,418
Treasury management fees	220	244
Income from bank-owned life insurance	730	733
Gain on the sale of securities available-for-sale	101	135
Losses on loans held for sale	(509)	-
Net (loss) gain on sale of REO	(84)	31
Gain on sale of branch	438	-
Other non-interest income	127	211
Total non-interest income	4,460	4,967

Non-interest expense:
Salaries and employee benefits	11,141	11,287
Occupancy and equipment	3,192	3,069
Professional services	1,379	1,791
Advertising	347	293
Office supplies, postage and courier	328	481
FDIC insurance premium	630	699
State franchise taxes	266	478
Other non-interest expense	2,823	2,942
Total non-interest expense	20,106	21,040

Income (loss) before income tax benefit	372	(3,229)
Income tax benefit	-	(298)
Net income (loss)	$372	$(2,931)

Share and Per Share Data
Basic average common shares outstanding	7,193,372	7,192,350
Diluted average common shares outstanding	7,232,388	7,192,350
Basic and diluted earnings (loss) per common share	$0.05	$(0.41)

See notes to the consolidated financial statements.

DCB Financial Corp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2014	2013
	(Dollars in thousands)

Net income (loss)	$372	$(2,931)

Other comprehensive income (loss):

Reclassification of previously recognized noncredit other than temporary impairment on sale of security in 2013, net of taxes of $512	-	995

Net unrealized gains (losses) on securities available-for-sale, net of taxes of $769 and $(755) in 2014 and 2013, respectively	1,494	(1,482)

Reclassification adjustment for gains included in net income (loss), net of taxes of $(35) and $(2) in 2014 and 2013, respectively	(66)	(3)

Unrealized gains on securities transferred to available-for-sale in 2013, net of taxes of $131	-	254

Amortization of unrealized losses on held-to-maturity securities in 2013, net of taxes of $28.	-	42

Total other comprehensive income (loss)	1,428	(194)

Comprehensive income (loss)	$1,800	$(3,125)

See notes to the consolidated financial statements.

DCB Financial Corp and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Year ended December 31, 2014 and 2013

(Dollars in thousands, except share data)

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Total

Balance at January 1, 2013	7,192,350	$-	$15,771	$40,614	$(7,416)	$(580)	$-	$48,389
Comprehensive loss:
Net loss	-	-	-	(2,931)	-	-	-	(2,931)
Other comprehensive loss, net of taxes	-	-	-	-	-	(194)	-	(194)
Total comprehensive loss	-	-	-	-	-	-	-	(3,125)
Balance at December 31, 2013	7,192,350	$-	$15,771	$37,683	$(7,416)	$(774)	$-	$45,264

Comprehensive income:
Net income	-	-	-	372	-	-	-	372
Other comprehensive income, net of taxes	-	-	-	-	-	1,428	-	1,428
Total comprehensive income	-	-	-	-	-	-	-	1,800
Issuance of restricted stock in exchange for cancelled stock options	41,445	-	293	-	-	-	(146)	147
Balance at December 31, 2014	7,233,795	$-	$16,064	$38,055	$(7,416)	$654	$(146)	$47,211

See notes to consolidated financial statements.

DCB Financial Corp and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$372	$(2,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,070	1,068
Provision for loan losses	150	2,417
Deferred income taxes	-	(298)
Gain on sale of securities	(101)	(135)
Loss on loans held-for-sale	509	-
Loss (gain) on sale of real estate owned	84	(31)
Gain on sale of branch	(438)	-
Stock option plan expense	190	129
Premium amortization on securities, net	1,064	1,644
Earnings on bank owned life insurance	(730)	(733)
Net changes in other assets and other liabilities	543	3,260
Net cash provided by operating activities	2,713	4,390

Cash flows from investing activities
Purchases of securities available-for-sale	(25,136)	(23,564)
Proceeds from maturities, principal payments and calls of securities available-for-sale	23,234	27,699
Proceeds from sales of securities available-for-sale	7,140	2,560
Net change in loans	(31,076)	(48,983)
Proceeds from sales of loans held-for-sale	845	-
Proceeds from sale of real estate owned	768	2,546
Net cash paid with sale of branch	(12,464)	-
Proceeds from redemption of FHLB stock	549	-
Premises and equipment expenditures	(445)	(1,078)
Net cash used in investing activities	(36,585)	(40,820)

Cash flows from financing activities
Net change in deposits	22,819	1,140
Proceeds from short-term borrowings	7,000	-
Proceeds from long-term borrowings	-	4,411
Repayment of borrowings	(30)	(7,071)
Net cash provided by (used in) financing activities	29,789	(1,520)

Net change in cash and cash equivalents	(4,083)	(37,950)
Cash and cash equivalents at beginning of year	25,357	63,307
Cash and cash equivalents at end of year	$21,274	$25,357

Supplemental disclosures of cash flow information
Cash paid during the period for interest on deposits and borrowings	$1,288	$1,914
Non-cash investing and financing activities:
Transfer of loans to real estate owned	744	59
Transfer of loans to held for sale	913	7,806
Transfer of loans held for sale to held for investment	769	-
Transfer of deposits (from) to held for sale	(3,210)	22,571

See notes to consolidated financial statements.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

1. Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the accounts of DCB Financial Corp (“DCB”) and its wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services, LLC, DCB Insurance Services, Inc., DataTasx LLC, and ORECO, Inc. (collectively referred to hereinafter as the “Company”). All intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

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

Interest income is accrued based on the unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on non-accrual status is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

When loans are reclassified from held for investment to held for sale, specific reserves and allocated pooled reserves included in the allowance for loan and losses are reclassified to reduce the basis of the loans to the lower of cost or estimated fair value less cost to sell. Reclassifications of loans from held for sale to held for investment are made at fair value.

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

Uncollectibility is usually determined based on a pre-determined number of days delinquent in the case of consumer loans, or, in the case of commercial loans, is based on a combination of factors including delinquency, collateral and other legal considerations. Consumer loans are charged-off prior to 120 days of delinquency, but could be charged off earlier, depending on the individual circumstances. Mortgage loans are charged down prior to 120 days of delinquency, but could be charged off sooner, again, depending upon individual circumstance. Typically, loans collateralized by residential real estate are partially charged down to the estimated liquidation value, which is generally based on appraisal less costs to hold and liquidate. Commercial and commercial real estate loans are evaluated for impairment and typically reserved based on the results of the analysis, then subsequently charged down to a recoverable value when loan repayment is deemed to be collateral dependent. Loans can be partially charged down depending on a number of factors including: the remaining strength of the borrower and guarantor; the type and value of the collateral, and the ease of liquidating collateral; and whether or not collateral is brought onto the bank’s balance sheet via repossession. In the case of commercial and commercial real estate loans, charge-offs, partial or whole, take place when management determines that full collectability of principal balance is unlikely to occur. Subsequent recoveries, if any, are credited to the allowance. Management’s policies for determining impairment, reserves and charge-offs are reviewed and approved by the Board of Directors on an annual basis, and were not materially changed in 2014.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

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

Foreclosed Assets: Assets acquired through foreclosure are initially recorded at the lower of cost or fair value less expected selling costs. Subsequent declines in fair value below the recorded amount are recorded as a direct write-down to expense. The Company generally evaluates fair market values of foreclosed assets on a quarterly basis, and adjusts accordingly. Holding costs after acquisition are expensed as incurred; however, construction costs to improve a property’s value may be capitalized as part of the asset value.

Servicing Assets: Servicing assets represent the allocated value of retained servicing on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates, and then secondarily as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. Loans serviced for others totaled $2.1 million and $2.9 million at December 31, 2014 and 2013, respectively. The Company had net servicing assets of $3,000 and $5,000 at December 31, 2014 and 2013, respectively.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

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

The computation of earnings (loss) per share is based upon the following weighted-average shares outstanding for the years ended December 31:

	2014	2013
Weighted-average common shares outstanding (basic)	7,193,372	7,192,350
Dilutive effect of assumed exercise of stock options	39,016	—
Weighted-average common shares outstanding (diluted)	7,232,388	7,192,350

At December 31, 2014, 9,979 of anti-dilutive stock options were excluded from the diluted weighted average common share calculations.

At December 31, 2013, options to purchase 156,665 shares of common stock were excluded from the computation of diluted earnings per share because of the loss incurred.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Stock-Based Compensation: Compensation cost is recognized for restricted stock awards issued to employees and directors based on the fair value of these awards at the date of grant. The market price of the Company’s common stock at the date of grant is used to determine the fair value for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

The Company’s outstanding stock options may be settled for cash at the recipient’s discretion; therefore, liability accounting applies to the Company’s 2004 Long-Term Stock Incentive Plan under which such stock options were granted. Compensation expense is recognized based on the fair value of these awards at the reporting date. A Black Scholes model is utilized to estimate the fair value of stock options at the date of grant and subsequent re-measurement dates. Compensation cost is recognized over the required service period, generally defined as the vesting period. The Company’s stock option awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  Changes in fair value of the options between the vesting date and option expiration date are also recognized in the Consolidated Statement of Income.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), net of applicable income tax effects. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and unrealized appreciation (depreciation) on held-to-maturity securities for which a portion of an other-than-temporary impairment has been recognized in income. Accumulated other comprehensive income consists solely of unrecognized gains and losses on investment securities, net of taxes of $336,000 and ($398,000) at December 31, 2014 and 2013, respectively..

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

Reclassification: Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 2014 presentation. These reclassifications had no effect on net income for any period presented.

New Accounting Pronouncements: In August 2014, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance for the classification of certain government guaranteed mortgage loans upon foreclosure. This guidance requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based upon the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This guidance should be applied using a prospective transition method or a modified retrospective transition method. The Company expects that the adoption of this guidance in 2015 will not have a significant effect on the Company’s financial position or results of operations.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

In June 2014, the FASB issued amended accounting guidance for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amended guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 31, 2015, with earlier adoption permitted. The Company does not expect the amended guidance published by the FASB to have a material impact on its financial position or results of operations.

In January 2014, the FASB issued amended accounting and disclosure guidance for reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure. The amended guidance clarifies that an in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amended guidance also requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This guidance should be applied using a prospective transition method or a modified retrospective transition method. The Company expects that the adoption of this guidance in 2015 will not have a significant effect on the Company’s financial position or results of operations.

2. Sale of Branch and Loans Held for Sale

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

The amounts related to the sale are as follows (in thousands):

Deposits assumed	$19,403
Loans sold (at book value)	(4,750)
Property and equipment (agreed upon value)	(1,500)
Cash on hand	(261)
Premium on deposits	(438)
Other, net	10
Cash paid to Merchants	$12,464

The carrying value of the assets sold and the deposits assigned were classified as held for sale at December 31, 2013.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

In addition to the loans reclassified to held-for-sale in connection with the branch sale, the Company also reclassified 54 homogenous loans secured by single family residential investor properties to held-for-sale as of December 31, 2013. At December 31, 2013 the loans had an aggregate contractual principal balance of $4.2 million, and aggregate allowance for loan loss allocations of $2.0 million. In connection with the transfer to held-for-sale, the Company recorded a provision for loan losses of $946,000 in the fourth quarter of 2013. The loans were transferred to held-for-sale, net of the allowance allocations, at their estimated fair value of $2.2 million.

During the third quarter of 2014, the Company reclassified 30 of the residential investor properties from held for sale to held for investment, because the Company believes the best value for these loans, which generally have been paying as agreed, can be achieved through a hold strategy. The reclassifications of the loans, which had an aggregate contractual principal balance of $1.9 million, were made at the loans net book value of $769,000 on the date of transfer. The $1.1 million difference between the contractual balances and the net book value represents the amount of write-downs taken on these loans at the end of 2013 based on perceived credit weakness of the residential investor properties portfolio in the aggregate. Management believes that the fair value of these loans does not require consideration of a credit loss component, because of the generally satisfactory payment performance of these loans. The weighted average interest rates on these loans was 4.4% on the date of transfer, which management believes reasonably approximates a market interest rate for loans of this type. As a result, management has concluded that the contractual loan amounts approximate their fair value on the transfer date, and the $1.1 million discount on these loans will be accreted to interest income over the life of the loans as payments are made on the loans.

The Company did not have any assets or deposits classified as held-for-sale at December 31, 2014.

3. Securities

The amortized cost and estimated fair values of securities available-for-sale as of December 31, 2014 and 2013 were as follows (in thousands):

As of December 31, 2014:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$11,602	$31	$(88)	$11,545
Corporate bonds	4,975	33	(21)	4,987
States and municipal obligations	21,303	423	(69)	21,657
Collateralized mortgage obligation	19,601	85	(106)	19,580
Mortgage-backed securities	17,438	702	—	18,140
Total	$74,919	$1,274	$(284)	$75,909

As of December 31, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$13,714	$16	$(428)	$13,302
Corporate bonds	6,187	42	(61)	6,168
States and municipal obligations	20,651	283	(484)	20,450
Collateralized debt obligations	1,916	—	(940)	976
Collateralized mortgage obligations	15,217	135	(308)	15,045
Mortgage-backed securities	23,435	596	(23)	24,007
Total	$81,120	$1,072	$(2,244)	$79,948

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The tables below indicate the length of time individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013 (in thousands):

December 31, 2014

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses
U.S. Government and agency obligations	3	$2,488	$9	4	$4,446	$79	7	$6,934	$88
Corporate bonds	1	503	1	4	1,664	21	5	2,167	21
State and municipal obligations	8	2,699	18	4	1,915	51	12	4,614	69
Collateralized debt obligations	—	—	—	—	—	—	—	—	—
Collateralized Mortgage obligations	9	5,649	21	4	3,649	85	13	9,298	106
Mortgage-backed securities and other	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	21	$11,339	$49	16	$11,674	$236	37	$23,013	$284

December 31, 2013

	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses	Number of securities	Fair value	Unrealized losses
U.S. Government and agency obligations	10	$10,680	$428	—	$—	$—	10	$10,680	$428
Corporate bonds	5	2,141	38	2	883	23	7	3,024	61
State and municipal obligations	32	11,012	442	2	822	42	34	11,834	484
Collateralized debt obligations	—	—	—	1	976	940	1	976	940
Collateralized mortgage obligations	7	5,011	208	1	1,189	100	8	6,200	308
Mortgage-backed securities and other	5	3,434	23	—	—	—	5	3,434	23
Total temporarily impaired securities	59	$32,278	$1,139	6	$3,870	$1,105	65	$36,148	$2,244

Collateralized debt obligations at December 31, 2013 consisted of one security, which was reported in the financial statements at an amount less than its historical cost at December 31, 2013. The decline primarily resulted from changes in market interest rates and failure to maintain consistent credit quality ratings. This security was sold in the first quarter of 2014.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The unrealized losses on the Company’s investments in U.S. Government and agency obligations, corporate bonds, state and political subdivision obligations, and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

No other-than-temporary impairment was recognized in 2014 or 2013. There was no accumulated other-than-temporary impairment as of December 31, 2014. The accumulated other-than-temporary impairment was $1.1 million as of December 31, 2013, which was primarily caused by (a) decrease in performance and regulatory capital resulting from exposure to subprime mortgages and (b) sector downgrade by industry analysts which impaired the value of the Company’s investments in collateralized debt obligations. The Company recognized a loss equal to the credit loss, establishing a new, and lower amortized cost basis. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. In March 2014, the Company sold its remaining investment in collateralized debt obligations for a loss of $140,000.

There are no securities from the same issuer, besides agency investments, greater than 10% of total equity at December 31, 2014.

The amortized cost and estimated fair value of debt securities, at December 31, 2014, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale
	Amortized Cost	Fair Value
Due in one year or less	$1,417	$1,430
Due from one to five years	12,646	12,656
Due from five to ten years	23,424	23,699
Due after ten years	19,994	19,984
Mortgage-backed securities	17,438	18,140
Total	$74,919	$75,909

Sales of investment securities during the years ended December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013

Proceeds from investments sales	$7,140	$2,560
Gross gains on investment sales	$242	$135
Gross losses on investment sales	$(141)	$—

Securities with a carrying amount of $65.5 million and $65.6 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits and other obligations.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

4. Loans

At December 31, 2014, loans were comprised of the following (in thousands):

	2014	2013

Commercial and industrial	$106,222	$122,084
Commercial real estate	111,851	104,692
Residential real estate and home equity	129,650	96,245
Consumer and credit card	37,507	32,862
Subtotal	385,230	355,883
Add: Net deferred loan origination fees	214	165

Total loans receivable	$385,444	$356,048

Loans to principal officers, directors, and their related affiliates during 2014 and 2013 in the normal course of business were as follows (in thousands).

	2014	2013

Balance at beginning of year	$1,440	$469
New loans	7,070	1,058
Repayments	(403)	(87)
Balance at end of year	$8,107	$1,440

5. Credit Quality

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

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The table below presents allowance for loan losses by loan portfolio (in thousands). Commercial real estate includes real estate construction and land development loans.

For the Year Ended December 31, 2014:

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total
Allowance for loan losses:
Beginning balance:	$301	$3,231	$2,973	$219	$—	$6,724
Chargeoffs	(200)	(1,410)	(1,086)	(169)	—	(2,865)
Recoveries	113	42	131	38	—	324
Transfer to held for sale	—	—	(97)	—	—	(97)
Provision	(24)	(731)	455	180	270	150
Ending balance:	$190	$1,132	$2,376	$268	$270	$4,236

Allowance on loans:
Individually evaluated for impairment	$—	$256	$1,042	$—	$—	$1,298
Collectively evaluated for impairment	190	876	1,334	268	270	2,938
Ending balance:	$190	$1,132	$2,376	$268	$270	$4,236

As of December 31, 2014:

Loans:
Individually evaluated for impairment	$455	$2,028	$9,690	$—	$—	$12,173
Collectively evaluated for impairment	37,052	109,823	96,532	129,650	—	373,057
Ending balance:	$37,507	$111,851	$106,222	$129,650	$—	$385,230

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

For the year ended December 31, 2013

	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
Allowance for loan losses:
Beginning balance:	$365	$1,620	$4,692	$204	$6,881
Chargeoffs	(286)	(86)	(1,038)	(331)	(1,741)
Recoveries	219	823	38	52	1,132
Transfer to held for sale	—	—	(1,965)	—	(1,965)
Provision	3	874	1,246	294	2,417
Ending balance:	$301	$3,231	$2,973	$219	$6,724

Allowance on loans:
Individually evaluated for impairment	$—	$2,304	$1,862	$—	$4,166
Collectively evaluated for impairment	301	927	1,111	219	2,558
Ending balance:	$301	$3,231	$2,973	$219	$6,724

As of December 31, 2013:

Loans:
Individually evaluated for impairment	$—	$7,221	$15,660	$—	$22,881
Collectively evaluated for impairment	32,862	114,863	89,032	96,245	333,002
Ending balance:	$32,862	$122,084	$104,692	$96,245	$355,883

Impaired Loans

A loan is considered impaired when based on current information and events it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include non-performing commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. Commercial and commercial real estate loans with risk grades Substandard, Vulnerable, Doubtful, or Loss are evaluated for impairment.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The following table indicates impaired loans with and without an allocated allowance at December 31, 2014 (in thousands).

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Consumer and credit card	$455	$455	$—	$474	$25
Commercial and industrial	1,288	1,288	—	1,531	45
Commercial real estate	1,088	1,088	—	6,714	70

With allowance recorded
Commercial and industrial	740	817	256	1,772	43
Commercial real estate	8,602	8,602	1,042	6,048	595

Total
Consumer and credit card	455	455	—	474	25
Commercial and industrial	2,028	2,105	256	3,303	88
Commercial real estate	9,690	9,690	1,042	12,762	665

Total	$12,173	$12,250	$1,298	$16,539	$778

The following table indicates impaired loans with and without an allocated allowance at December 31, 2013 (in thousands).

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial and industrial	$1,530	$1,530	$—	$3,081	$67
Commercial real estate	9,892	11,788	—	10,005	615

With allowance recorded
Commercial and industrial	5,691	5,833	2,304	2,686	196
Commercial real estate	5,768	7,296	1,862	10,060	308

Total
Commercial and industrial	7,221	7,363	2,304	5,767	263
Commercial real estate	15,660	19,084	1,862	20,065	923

Total	$22,881	$26,447	$4,166	$25,832	$1,186

Included in certain impaired loan categories are troubled debt restructurings that by definition are classified as impaired. At December 31, 2014 and 2013, troubled debt restructurings which were performing in accordance with their modified terms were $780,000 and $262,000 for commercial loans, $8.5 million and $11.8 million for commercial real estate, and $334,000 and $225,000 for consumer loans, respectively.

In addition to these amounts, the Bank had troubled debt restructurings that were impaired and no longer performing in accordance with their modified terms. At December 31, 2014 and 2013, troubled debt restructurings which were no longer performing in accordance with their modified terms were $68,000 and $1.1 million for commercial loans, $236,000 million and $2.1 million for commercial real estate, respectively.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Non-performing loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Interest income that would have been recognized had non-performing loans performed in accordance with contractual terms totaled $241,000 and $175,000 for years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, management viewed all loans past due and still accruing interest as well-secured and in the process of collection.

Loans on non-accrual status as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Consumer and credit card	$120	$—
Commercial and industrial	632	4,702
Commercial real estate	298	1,398
Residential real estate and home equity	334	352

Total	$1,384	$6,452

Loans held for sale on non-accrual status as of December 31, 2013 were $1.2 million. There were no loans held for sale as of December 31, 2014.

Credit Quality Indicators

Credit risk exposure by risk profile and by class of commercial loans was as follows at year-end 2014 (in thousands).

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$106,590	$90,588
Vulnerable-5	823	6,146
Substandard-6	4,438	9,488
Doubtful-7	—	—
Loss-8	—	—
Total	$111,851	$106,222

Credit risk exposure by risk profile and by class of commercial loans was as follows at year-end 2013 (in thousands).

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$111,266	$83,953
Vulnerable-5	2,574	4,785
Substandard-6	8,244	15,954
Doubtful-7	—	—
Loss-8	—	—
Total	$122,084	$104,692

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

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

Substandard – 6

Loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. One or more of the following characteristics may be exhibited in loans classified Substandard:

•	Loans which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source, is uncertain; financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.
•	Loans are inadequately protected by the current net worth and paying capacity of the obligor.
•	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.
•	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.
•	Unusual courses of action are needed to maintain a high probability of repayment.
•	The borrower is not generating enough cash flow to repay loan principal; however, the borrower continues to make interest payments.
•	The lender is forced into a subordinated or unsecured position due to flaws in documentation.
•	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.
•	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.
•	There is a significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

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

	December 31, 2014
Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$37,387	$128,836
Non-Performing	120	814

Total	$37,507	$129,650

	December 31, 2013
Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$32,862	$95,333
Non-Performing	—	912

Total	$32,862	$96,245

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Age Analysis of Past Due Loans

The following table presents past due loans aged as of December 31, 2014 (in thousands).

Category	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Consumer and Credit Card	$66	$7	$120	$193	$37,314	$37,507	$—
Commercial and Industrial	68	—	—	68	111,783	111,851	—
Commercial Real Estate	49	—	306	355	105,867	106,222	—
Residential Real Estate and Home Equity	220	30	642	892	128,758	129,650	480
Total	$403	$37	$1,068	$1,508	$383,722	$385,230	$480

The following table presents past due loans aged as of December 31, 2013 (in thousands).

Category	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Consumer and credit card	$90	$92	$—	$182	$32,680	$32,862	$—
Commercial and industrial	407	—	1,001	1,408	120,676	122,084	—
Commercial real estate	49	—	682	731	103,961	104,692	—
Residential real estate and home equity	374	197	321	892	95,353	96,245	560
Total	$920	$289	$2,004	$3,213	$352,670	$355,883	$560

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Troubled Debt Restructurings

Information regarding Troubled Debt Restructuring (“TDR”) loans for the year ended December 31, 2014 and 2013 is as follows (dollars in thousands):

	2014		2013
	Number of contracts	Post- modification outstanding recorded investment	Number of contracts	Post- modification outstanding recorded investment
Consumer and credit card	—	$—	—	$—
Commercial and industrial	—	—	4	1,081
Commercial real estate	—	—	8	3,905
Residential real estate and home equity	—	—	—	—
Total	—	$—	12	$4,986

There were no loans modified as troubled debt restructurings in 2014.

The following presents by class loans modified in a TDR during the years ended December 31, 2014 and 2013 that subsequently defaulted (i.e. 60 days or more past due following a modification) during the next twelve month periods (dollars in thousands).

	December 31, 2014		December 31, 2013
	Number of Contracts	Post-Modification Outstanding Recorded Investment	Number of Contracts	Post-Modification Outstanding Recorded Investment
Consumer and Credit Card	—	$—	—	$—
Commercial and Industrial	—	—	3	1,075
Commercial Real Estate	—	—	1	484
Residential Real Estate and Home Equity	—	—	—	—

Total	—	$—	4	$1,559

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

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

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

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan. The allowance for impaired loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows discounted at the loan’s effective interest rate. Management exercises significant judgment in developing these estimates.

As mentioned above, an individual loan is placed on a non-accrual status if, in the judgment of management, it is unlikely that all principal and interest will be received according to the terms of the note. Loans on non-accrual may be eligible to be returned to an accruing status after six months of compliance with the modified terms. However, there are number of factors that could prevent a loan from returning to accruing status, even after remaining in compliance with loan terms for the aforementioned six month period, including deteriorating collateral, negative cash flow changes and inability to reduce debt to income ratios.

6. Premises and Equipment

Premises and equipment were as follows at the dates indicated (in thousands):

	December 31,
	2014	2013

Land	$1,266	$1,266
Buildings	13,287	13,277
Furniture and equipment	9,948	9,836
Subtotal	24,501	24,379
Accumulated depreciation	(15,115)	(14,329)
Total premises and equipment	9,386	10,050
Software, net of accumulated amortization	630	591

Total premises and equipment	$10,016	$10,641

The Company had $1.4 million in premises and equipment held for sale at December 31, 2013 associated with the sale of a branch that was completed March 21, 2014.

Depreciation expense totaled $1.1 million for the years ended December 31, 2014 and 2013.

The Company has entered into operating lease agreements for branch offices and equipment, which expire at various dates through 2023, and provide options for renewals. Rental expense on lease commitments for 2014 and 2013 amounted to $566,000 and $568,000, respectively.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The total future minimum lease commitments at December 31, 2014 under these leases are summarized as follows (in thousands).

2015	$596
2016	587
2017	361
2018	231
2019	199
Thereafter	250
Total	$2,224

7. Interest-Bearing Deposits

Interest-bearing deposits were as follows at the dates indicated (in thousands):

	December 31,
	2014	2013

Interest-bearing demand	$77,534	$68,382
Money market	147,667	123,237
Savings deposits	42,634	41,231
Time deposits
In denominations under $250,000	64,758	75,608
In denominations of $250,000 or more	9,577	8,779

Total	$342,170	$317,237

Scheduled maturities of time deposits were as follows (in thousands):

2015	$48,431
2016	23,343
2017	2,154
2018	346
2019 and after	61
Total	$74,335

At December 31, 2014 and 2013 deposits received from officers, directors and related affiliates were considered to be immaterial to the total amount of total deposits.

8. Borrowings

As a member of the FHLB of Cincinnati, the Bank has the ability to obtain borrowings based on its investment in FHLB stock and other qualified collateral. FHLB advances are collateralized by a blanket pledge of the Bank’s qualifying 1-4 family loan portfolio and all shares of FHLB stock. At December 31, 2014, total pledged loans was $141.8 million and investment in FHLB Stock was $3.2 million. Those amounts at December 31, 2013 were $124.9 million and $3.8 million respectively. The Bank had a $30.1 million line of credit with no outstanding balance at December 31, 2013 with the Federal Reserve Bank of Cleveland through its Discount Window. The Bank has pledged loans totaling $61.7 million at December 31, 2014.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The following is a summary of borrowings outstanding at year ending December 31, 2014 and 2013 (in thousands):

	2014	2013

Total Borrowings:
FHLB advances	$11,808	$4,838

In the fourth quarter of 2013, the Company refinanced $4.4 million of fixed rate FHLB advances with a contractual average interest rate of 4.61% and a weighted average remaining term to maturity of 1.4 years. The transaction was accomplished by extending the maturity date and rolling the net present value of the refinanced advances into the funding cost of the new advances which remain outstanding as of December 31, 2014. As a result of the restructure, the Company was required to pay a prepayment penalty of $268,000 to the FHLB. In accordance with ASC 470-50, Debt - Modification and Exchanges, the new advances were considered a minor modification. The prepayment penalty was deferred and will be recognized in interest expense over the life of the new advances.

The contractual amounts of FHLB borrowings mature as follows at December 31, 2014 (dollars in thousands).

		Weighted
Maturing	Amount	Average Rate
2014	$—	—%
2015	7,257	0.27%
2016	1,530	0.84%
2017	590	1.12%
2018	2,034	1.79%
2019 and after	397	5.44%
	$11,808	0.82%

9. Retirement Plans

The Company provides a 401(k) savings plan (the “Plan”) for all eligible employees. To be eligible, an individual must complete six months of employment and be 20 or more years of age. Under provisions of the Plan, participants can contribute a certain percentage of their compensation to the Plan up to the maximum allowed by the IRS. The Company also matches a certain percentage of those contributions up to a maximum match of up to 3% of the participant’s compensation. The Company may also provide additional discretionary contributions, but did not do so in 2014 or 2013. Employee voluntary contributions are vested immediately and Company contributions are fully vested after three years. The 2014 and 2013 expenses related to the Plan were $176,000 and $173,000, respectively.

The Company maintains a deferred compensation plan for the benefit of certain officers. The plan is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The amount of each officer’s benefit will generally depend on their salary, and their length of employment. The Company accrues the cost of this deferred compensation plan during the working careers of the officers. Expense under this plan totaled $38,000 and $0 in 2014 and 2013, respectively. The total accrued liability under this plan was $928,000 and $1.2 million at December 31, 2014 and 2013, respectively. In addition to recognizing expense associated with the plan, the Company funds the vested amounts, $768,000 and $1.0 million, into separate accounts held in custody by the Company’s trust department at December 31, 2014 and 2013, respectively.

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

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

10. Stock-Based Compensation

The 2014 Restricted Stock Plan (“2014 Plan”) was approved by shareholders in October 2014 authorizing the use of 350,000 shares of authorized but unissued common stock of DCB. The purpose of the 2014 Plan is to promote the growth and profitability of the Company and its affiliated companies; to attract and retain directors, key officers and employees of outstanding competence; to provide eligible directors, certain key officers and employees of the Company and its affiliated companies with an incentive to achieve corporate objectives; and to provide such directors, officers and employees with an equity interest in the Company and its affiliated companies. Awards granted under this plan generally vest ratably over a five year period.

Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, at fair value at the date of the grant and amortized to compensation expense over the specified vesting periods.

The Company also has a long-term stock incentive compensation plan (the “2004 Plan”), under which certain employees were granted the right to purchase shares of the Company’s common stock at a predetermined price. The 2004 Plan, which is limited to 300,000 shares, expired in 2014 and no further awards will be granted from the 2004 Plan. Options granted under the 2004 Plan vest 20% per year over a five year period, and expire after ten years. There were no options granted in 2014. During the year ended December 31, 2013, options for 13,889 shares were granted at an exercise price of $5.40. At December 31, 2014, 58,450 shares were exercisable under the 2004 Plan.

The Company recorded $190,000 and $129,000 in compensation expense for its outstanding stock options for the years ended December 31, 2014 and 2013, respectively.

Stock option activity in the 2004 Plan for the year ended December 31, 2014 was as follows:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	250,518	$9.91
Exercised	17,073	3.81
Forfeited/cancelled	147,816	12.91

Outstanding at end of year	85,629	$6.81

Options exercisable at year end	58,450	$8.11

There were no options granted in 2014. The weighted-average fair value of stock options granted in 2013 was $2.45. In determining the fair value of the stock options granted in 2013, the Company utilized a Black-Scholes valuation model with a risk-free interest rate of 2.25%, an expected dividend yield of zero, an expected common stock price volatility of 30%, and an expected life of 10 years.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The following table summarizes the Company’s stock options at December 31, 2014:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
$3.50-$5.40	68,999	$3.95	6.9	41,820	$3.78
$5.41-$9.00	5,196	$9.00	4.5	5,196	$9.00
$9.01-$16.90	4,783	$16.90	3.1	4,783	$16.90
$16.01-$30.70	6,651	$26.01	1.7	6,651	$26.01

The total intrinsic value of options exercised during 2014 and 2013 was $57,000 and $7,000, respectively. At December 31, 2014, the aggregate intrinsic value of outstanding options was $211,000 and the aggregate intrinsic value of exercisable options was $138,000.

At December 31, 2014, unrecognized compensation expense to be recognized over the remaining vesting period of outstanding options was $95,000.

On November 25, 2014, the Company commenced a tender offer to exchange (the “Exchange Offer”) 190,104 options outstanding under the Company’s 2004 Plan, for shares of restricted stock to be granted under the Company’s 2014 Plan. The Exchange Offer was subject to the terms and conditions described in Schedule TO (“TO”) which was filed with the SEC on November 25, 2014.

The stock options subject to the TO were any or all options to purchase the Company’s common stock held by employees, executive officers and non-employee directors, whether vested or unvested, out-of-the-money or in-the-money, which had not expired or terminated prior to the expiration of the Exchange Offer on December 23, 2014.

The primary reason for making the Exchange Offer was to reduce the compensation expense we are required to recognize for the Company’s options which are accounted for under the liability accounting method, under which changes in the fair value of the options between the vesting date and expiration date are recognized in the Company’s financial statements. The shares of restricted stock offered in exchange for the eligible options are not subject to liability accounting and, accordingly, would allow the Company to better manage its compensation expense.

Additionally, the exercise prices of some of the outstanding eligible options are significantly higher than the market price of the Company’s common shares. The Company believes that these significantly “out of the money” options may be unlikely to be exercised in the near future and were therefore not providing the incentives intended for our employees, executive officers and non-employee directors. By making the Exchange Offer, the Company believes it was able to re-establish some of the intended incentive value of these options by realigning its compensation programs to more closely reflect the current market and economic conditions.

The Company established eight exchange ratios for eligible options depending on their exercise price, ranging from 0.029 shares of restricted stock per Option to 0.672 shares of restricted stock per option, as specifically set forth in the TO.

Thirty holders of eligible options tendered, and the Company accepted for cancellation, eligible options to purchase an aggregate of 113,873 common shares, representing approximately 64% of the total common shares underlying options eligible for exchange in the Exchange Offer. On December 23, 2014, a total of 41,445 shares of restricted stock were issued to holders of eligible options in exchange for the cancellation of such eligible options pursuant to the Offer to Exchange. The restricted stock granted under the Exchange Offer had a grant date fair value of $7.07 per share, and vest ratably over a five-year period.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The excess of the aggregate grant date fair value of the restricted stock of $293,000 over the fair value of the stock options canceled of $147,000 was recorded as deferred stock-based compensation, a component of shareholders’ equity, and is being amortized over the vesting period of the restricted stock. The Company did not record any compensation expense associated with restricted stock in 2014 and 2013.

11. Federal Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and franchise tax returns in Ohio. Income tax expense (benefit) for the years ended December 31, 2014 and 2013 included the following components (in thousands).

	2014	2013
Current	$—	$—
Deferred	384	(1,918)
Valuation allowance	(384)	1,620
Totals	$-	$(298)

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax rate to income before income taxes was as follows (in thousands):

	2014	2013
Income tax benefit computed at the statutory federal income tax rate	$127	$(1,098)
Tax exempt income	(330)	(1,002)
Change in valuation allowance	(384)	1,620
Other	587	(324)
Totals	$-	$(298)

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Year-end deferred tax assets and liabilities were comprised of the following (in thousands).

	2014	2013
Deferred tax assets
Allowance for loan losses	$1,440	$3,369
Depreciation	103	92
Deferred compensation	316	54
Alternative minimum tax carry forward	145	145
Other-than-temporary impairment losses	-	369
Expenses on foreclosed real estate	10	70
NOL carry forward	8,910	7,460
Other	284	151
Subtotal	11,208	11,710

Deferred tax liabilities
FHLB stock dividends	(389)	(455)
Unrealized (gain) loss on available-for-sale securities	(337)	399
Other	(35)	(87)
Subtotal	(761)	(143)
Net deferred tax asset	10,447	11,567
Less: valuation allowance	(10,784)	(11,168)
Total	$(337)	$399

At December 31, 2014, the Company had a $26 million net operating loss carry forward that begins to expire in 2030.

12. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk

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

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The contractual amount of financing instruments with off-balance sheet risk was as follows at year-end (in thousands).

	2014		2013
	Fixed rate	Variable rate	Fixed rate	Variable rate

Commitments to extend credit	$2,290	$8,300	$6,568	$2,129
Unused lines of credit and letters of credit	$4,953	$127,076	$4,126	$124,811

Commitments to make loans are generally made for periods of 30 days or less. Maturities for loans subject to these fixed-rate commitments range from up to 1 to 30 years. In the opinion of management, outstanding loan commitments equaled or exceeded prevalent market interest rates at December 31, 2014, such commitments were underwritten in accordance with normal loan underwriting policies, and all disbursements will be funded via normal cash flows from operations and existing excess liquidity.

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

13. Regulatory Capital

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank met the well-capitalized requirements, as publicly defined, at December 31, 2014.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Actual and required capital ratios are presented below at year-end (dollars in thousands).

	Actual		For capital adequacy purposes		To be well capitalized under Prompt Corrective Action Provisions (in 2013) and pursuant to the Consent Order and Written Agreement (2012)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014:
Total capital to risk-weighted assets
Consolidated	$50,656	13.88%	$29,197	8.0%	N/A	N/A
Bank	$49,602	13.56%	$29,264	8.0%	$36,580	10.0%
Tier-1 (core) capital to risk-weighted assets
Consolidated	$46,420	12.72%	$14,597	4.0%	N/A	N/A
Bank	$45,366	12.40%	$14,634	4.0%	$21,951	6.0%
Tier-1 (core) capital to average assets
Consolidated	$46,420	9.21%	$20,161	4.0%	N/A	N/A
Bank	$45,366	9.00%	$20,163	4.0%	$25,203	5.0%

December 31, 2013:
Total capital to risk-weighted assets
Consolidated	$50,644	13.82%	$29,321	8.0%	N/A	N/A
Bank	$49,473	13.50%	$29,321	8.0%	$36,651	10.0%
Tier-1 (core) capital to risk-weighted assets
Consolidated	$46,036	12.56%	$14,661	4.0%	N/A	N/A
Bank	$44,865	12.24%	$14,661	4.0%	$21,992	6.0%
Tier-1 (core) capital to average assets
Consolidated	$46,036	9.00%	$20,456	4.0%	N/A	N/A
Bank	$44,865	8.77%	$20,456	4.0%	$25,570	5.0%

Banking regulations limit capital distributions by the Bank. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2014, $372,000 was available for the declaration of dividends by the Bank.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

14. Fair Value Measurements

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

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

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

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2014 and December 31, 2013, the fair value of loan commitments was not material.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments are as follows (in thousands):

At December 31, 2014:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,274	$21,274	$21,274	$—	$—
Securities available-for-sale	75,909	75,909	—	75,909	—
Loans (net of allowance)	381,208	381,224	—	—	381,224
FHLB stock	3,250	3,250	—	3,250	—
Accrued interest receivable	1,234	1,234	—	—	1,234

Financial liabilities
Noninterest-bearing deposits	$111,022	$111,022	$—	$111,022	$—
Interest-bearing deposits	342,170	342,318	—	342,318	—
FHLB advances	11,808	11,808	—	11,808	—
Accrued interest payable	36	36	—	—	36

At December 31, 2013:

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$25,357	$25,357	$25,357	$—	$—
Securities available-for-sale	79,948	79,948	—	78,972	976
Loans (net of allowance) (1)	357,130	348,295	—	—	348,295
FHLB stock	3,799	3,799	—	3,799	—
Accrued interest receivable	1,356	1,356	—	—	1,356

Financial liabilities
Noninterest-bearing deposits (2)	$112,711	$112,711	$—	$112,711	$—
Interest-bearing deposits (2)	317,237	318,107	—	318,107	—
FHLB advances	4,838	4,838	—	4,838	—
Accrued interest payable	112	112	—	—	112

(1)	Includes loans held for sale
(2)	Includes deposits held for sale

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$11,545	$—	$11,545	$—
State and municipal obligations	21,657	—	21,657	—
Corporate bonds	4,987	—	4,987	—
Collateralized mortgage obligation	19,580	—	19,580	—
Mortgage-backed securities and other	18,140	—	18,140	—
Total	$75,909	$—	$75,909	$—

		Fair Value Measurements Using
December 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$13,302	$—	$13,302	$—
State and municipal obligations	20,450	—	20,450	—
Corporate bonds	6,168	—	6,168	—
Collateralized debt obligation	976	—	—	976
Collateralized mortgage obligation	15,045	—	15,045	—
Mortgage-backed securities and other	24,007	—	24,007	—
Total	$79,948	$—	$78,972	$976

The table below presents a roll-forward of the balance sheet amounts for the year ended December 31, 2014 for the collateralized debt obligation measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement.

Level 3 Fair Value Measurements Year ended December 31, 2014

Balance, beginning of year	$976
Sales	(1,775)
Total gains (losses):
Included in earnings	(141)
Included in other comprehensive income	940
Balance, end of year	$—

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

Collateralized debt obligations were classified as available for sale at December 31, 2013. The Company recognized other-than-temporary impairment on certain of the securities as of December 31, 2013, based upon a Level 3 estimate of fair value, including a discounted cash flows calculation and a fair value estimate from an independent evaluation of the securities.

Impaired loans

At December 31, 2014 and 2013, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 and 2013 (in thousands).

December 31, 2014		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$12,173	$—	$—	$12,173
Real estate owned	1,111	—	—	1,111

December 31, 2013		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$22,881	—	—	$22,881
Real estate owned	1,219	—	—	1,219

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

15. Parent Company Financial Information

Condensed financial information of DCB Financial Corp for the years ended December 31 is as follows:

Condensed Balance Sheets

	2014	2013
Assets
Cash	$948	$948
Investment in subsidiaries	46,283	44,336

Total assets	$47,231	$45,284

Liabilities
Other liabilities	$20	$20

Shareholders’ Equity	47,211	45,264

Total liabilities and shareholders’ equity	$47,231	$45,284

Condensed Statements of Operations

	2014	2013

Equity in undistributed income (loss) of subsidiaries	$372	(2,805)
Other	—	—
Total income (loss)	372	(2,805)
Operating expenses	—	(126)
Federal income tax	—	—

Net income (loss)	$372	$(2,931)

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Condensed Statements of Cash Flows
	2014	2013
Cash flows from operating activities
Net income (loss)	$372	$(2,931)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in undistributed net income (loss) from subsidiaries	(372)	2,805
Net change in other assets and liabilities	—	(4,171)
Net cash used in operating activities	—	(4,297)

Cash flows from investing activities
Investments in affiliates	—	5
Net cash provided by investing activities	—	5
Cash flows from financing activities
Investment in Subsidiary	—	(8,092)
Net cash used in financing activities	—	(8,092)

Net change in cash	—	(12,382)

Cash at beginning of year	948	13,332

Cash at end of year	$948	$948

16. Details of Operating Expenses

The following table details the composition of occupancy and equipment expenses for the years ended December 31, 2014 and 2013.

(In thousands)	2014	2013

Bank occupancy expense	$1,876	$1,590
Equipment lease	83	342
Equipment depreciation	233	303
Software maintenance	961	824
Other	39	10

Total	$3,192	$3,069

The following table details the composition of other operating expenses for the years ended December 31, 2014 and 2013.

(In thousands)	2014	2013

ATM and debit cards	$690	$772
Telephone	269	320
Loan	344	482
Real estate taxes	325	281
OREO expenses	26	22
Other operating	1,169	1,065

Total	$2,823	$2,942

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2014 and 2013

17. Quarterly Financial Data (Unaudited)

The following tables summarize the Company’s quarterly results for the years ended December 31, 2014 and 2013.

(Dollars in thousands, except share and per share data)	2014
	Fourth	Third	Second	First
Interest income	$4,536	$4,278	$4,262	$4,304
Interest expense	291	306	299	316
Net interest income	4,245	3,972	3,963	3,988
Provision for loan losses	150	—	—	—
Net interest income after provision for loan losses	4,095	3,972	3,963	3,988
Other non-interest income	1,132	1,140	996	1,192
Other non-interest expense	5,059	5,062	4,922	5,063
Income before income tax expense	168	50	37	117
Income taxes	—	—	—	—
Net income	$168	$50	$37	$117

Stock and related per share data
Basic and diluted earnings per common share	$0.02	$0.01	$0.01	$0.02
Basic weighted average common shares outstanding	7,196,404	7,192,350	7,192,350	7,192,350
Diluted weighted average common shares outstanding	7,232,961	7,249,194	7,250,702	7,244,716

	2013
	Fourth	Third	Second	First
Interest income	$4,372	$4,316	$4,245	$4,146
Interest expense	369	425	494	530
Net interest income	4,003	3,891	3,751	3,616
Provision for loan losses	3,307	—	(240)	(650)
Net interest income after provision for loan losses	696	3,891	3,991	4,266
Other non-interest income	1,116	1,192	1,351	1,308
Other non-interest expense	4,914	5,230	5,440	5,456
(Loss) income before income tax benefit	(3,102)	(147)	(98)	118
Income tax benefit	—	(20)	(254)	(24)
Net (loss) income	$(3,102)	$(127)	$156	$142

Stock and related per share data
Basic and diluted (loss) earnings per common share	$(0.43)	$(0.02)	$0.02	$0.02
Basic weighted average common shares outstanding	7,192,350	7,192,350	7,192,350	7,192,350
Diluted weighted average common shares outstanding	7,192,350	7,192,350	7,227,901	7,223,144

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2014, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2014. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is set forth in our Proxy Statement to Shareholders in connection with our 2015 Annual Meeting (the “2015 Proxy Statement”), under the headings “Proposal 1 — Election of Directors and Information with Respect to Directors and Officers,” “Board of Directors and Selected Committees,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

Our Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers, and employees, including its principal executive, principal financial, and principal accounting officers. A copy of the code of ethics will be provided, at no cost, upon written request to the attention of Mr. J. Daniel Mohr, Executive Vice President and Chief Financial Officer, at our main office, 110 Riverbend Avenue Lewis Center, Ohio 43035. In addition, a copy of the Code of Ethics and Business Conduct is posted on our website at http://www.dcbfinancialcorp.com. In the event we make any amendment to, or grant any waiver of, a provision of the Code of Ethics and Business Conduct that applies to the principal executive officer, a principal financial officer, principal accounting officer, or controller, or persons performing similar functions that require disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the reasons for it, and the nature of any waiver, the name of the person to whom it was granted, and the date, on our internet website.

Item 11. Executive Compensation

The information required by this item is set forth in our 2015 Proxy Statement under the headings “Executive Compensation and Other Information” and “Board of Directors and Selected Committees.” Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about beneficial ownership of our common shares required by this item is set forth in our 2015 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by this item is set forth in our 2015 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Board of Directors and Selected Committees”, “Selection of Auditors” and “Principal Accounting Firm Fees.” Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item is set forth in our 2015 Proxy Statement under the heading "Information Concerning Independent Registered Public Accountants.” Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered public accounting firm and consolidated financial statements appearing in Item 8.

(2)	None.

(3)	The exhibits required by this item and item (b) are listed below under the heading “Exhibit Index.”

(b) The exhibits required by item (a)(3) and this item are listed below under the heading “Exhibit Index.”

(c) None.

Exhibit Index

Exhibit No.	Exhibit Description

2.1	Branch Purchase and Assumption Agreement by and between The Delaware County Bank & Trust Company and Merchants National Bank dated January 10, 2014 (incorporated by reference to Registrant’s Form 8-K filed on January 10, 2014, Exhibit 2.1 (File No.000-22387))
3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, Exhibit 3.1 (File No.000-22387))
3.2	Amended and Restated Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, Exhibit 3.2 (File No. 000-22387))
4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt. (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387))
10.1*	Employment agreement with Ronald J. Seiffert (incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2014, Exhibit 4.1 (File No. 000-22387))
10.2*	Employment agreement with Daniel J. Mohr (incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2014, Exhibit 4.1 (File No. 000-22387))
10.3*	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387))
10.4*	DCB Financial Corp 2014 Restricted Stock Plan (incorporated by reference to the Registrant’s Proxy Statement for a Special Meeting of Shareholders held October 30, 2014, filed on September 18, 2014))
10.5*	DCB Financial Corp 2014 Restricted Stock Plan Form of Restricted Stock Award Notice (incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 4, 2014, Exhibit 10.1 (File No. 000-22387))
10.6*	Special Incentive Agreement with Ronald J. Seiffert (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387))
10.7*	Plan for Payment of Fees in DCB Financial Corp Common Stock (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387))

10.8*	The Delaware County Bank & Trust Company Executive Deferred Compensation Plan, with amendments (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387))
10.9*	Form of Change of Control Agreement, dated August 11, 2014 by and between the Bank, the Company and Charles O. Moore, David R. Archibald, Daniel M. Roberts, Roger A. Lossing, and Barbara S. Walters (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2014 (File No. 000-22387))
21**	Subsidiaries of DCB Financial Corp
23**	Consent of Plante & Moran PLLC
31.1**	Rule 13a-14 (a) Certifications
31.2**	Rule 13a-14 (a) Certifications
32.1**	Section 1350 Certifications
32.2**	Section 1350 Certifications
101**	The following materials from DCB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*Compensatory agreement or arrangement.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2015	DCB FINANCIAL CORP

By: /s/ RONALD J. SEIFFERT	President and Chief Executive Officer
Ronald J. Seiffert	(Principal Executive Officer)

By: /s/ J. DANIEL MOHR	Executive Vice President and Chief Financial
J. Daniel Mohr	Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 25, 2015 and in the capacities indicated.

Signatures	Title

/s/ RONALD J. SEIFFERT	President and Chief Executive Officer
Ronald J. Seiffert	(Principal Executive Officer), Director

/s/ J. DANIEL MOHR	Executive Vice President and Chief Financial
J. Daniel Mohr	Officer (Principal Financial and Accounting Officer)

/s/ VICKI J. LEWIS	Director, Chairman of the Board
Vicki J. Lewis

/s/ EDWARD A. POWERS	Director
Edward A. Powers

/s/ ADAM STEVENSON	Director
Adam Stevenson

/s/ DONALD J. WOLF	Director
Donald J. Wolf

/s/ GERALD L. KREMER, MD	Director
Gerald L. Kremer

/s/ MARK H. SHIPPS	Director
Mark H. Shipps

/s/ BART E. JOHNSON	Director
Bart E. Johnson

/s/ MICHAEL A. PRIEST	Director
Michael A. Priest

/s/ TOMISLAV MITEVSKI	Director
Tomislav Mitevski

/s/ JEROME HARMEYER	Director
Jerome Harmeyer

