Form 10-Q
period 2015-03-31
DCB FINANCIAL CORP
filed 2015-05-15
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:	0-22387

DCB Financial Corp
(Exact name of registrant as specified in its charter)

Ohio	31-1469837
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Yes ☐   No ☒

As of May 14, 2015, the latest practicable date, 7,287,437 of the registrant’s common shares, no par value, were issued and outstanding.

DCB Financial Corp

2.

Part I - Financial Information

Item 1. Financial Statements

DCB Financial Corp

Consolidated Balance Sheets

	March 31, 2015 (unaudited)	December 31, 2014
	(Dollars in thousands, except share and per share data)
Assets:
Cash and due from financial institutions	$5,998	$6,247
Interest-bearing deposits	18,047	15,027
Total cash and cash equivalents	24,045	21,274

Securities available-for-sale	85,844	75,909

Loans	377,246	385,444
Less allowance for loan losses	(4,089)	(4,236)
Net loans	373,157	381,208

Real estate owned	940	1,111
Investment in FHLB stock	3,250	3,250
Premises and equipment, net	9,891	10,016
Bank-owned life insurance	20,270	20,027
Accrued interest receivable and other assets	3,312	2,587
Total assets	$520,709	$515,382

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest bearing	$111,286	$111,022
Interest bearing	353,510	342,170
Total deposits	464,796	453,192

Borrowings	4,801	11,808
Accrued interest payable and other liabilities	3,461	3,171
Total liabilities	473,058	468,171

Shareholders’ equity:
Preferred shares, no par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common shares, no par value, 17,500,000 shares authorized, 7,541,445 and 7,500,000 shares issued, and 7,287,437 and 7,233,795 shares outstanding for March 31, 2015 and December 31, 2014, respectively	16,456	16,064
Retained earnings	38,294	38,055
Treasury stock, at cost, 307,650 shares at March 31, 2015 and December 31, 2014	(7,416)	(7,416)
Accumulated other comprehensive income	848	654
Deferred stock-based compensation	(531)	(146)
Total shareholders’ equity	47,651	47,211
Total liabilities and shareholders’ equity	$520,709	$515,382

See notes to the consolidated financial statements.
Common shares outstanding	7,287,437	7,233,795
Book value per common share	$6.54	$6.53

The accompanying notes are an integral part of the consolidated financial statements.

3.

DCB Financial Corp

Consolidated Statements of Income

	For the three months ended March 31,
	2015	2014
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$3,952	$3,738
Securities	505	553
Federal funds sold and interest bearing deposits	10	13
Total interest income	4,467	4,304

Interest expense:
Deposits:
Savings and money market accounts	142	131
Time accounts	92	128
NOW accounts	16	21
Total	250	280

FHLB advances	35	36
Total interest expense	285	316

Net interest income	4,182	3,988
Provision for loan losses	150	—
Net interest income after provision for loan losses	4,032	3,988

Non-interest income:
Service charges	452	511
Wealth management fees	380	293
Treasury management fees	58	56
Income from bank-owned life insurance	243	239
Loss on the sale of securities available-for-sale	—	(140)
Loss on loans held for sale	—	(245)
Net gain on sale of REO	10	—
Gain on sale of branch	—	438
Other non-interest income	15	40
Total non-interest income	1,158	1,192

Non-interest expense:
Salaries and employee benefits	2,712	2,779
Occupancy and equipment	963	804
Professional services	353	421
Advertising	108	81
Office supplies, postage and courier	79	95
FDIC insurance premium	110	168
State franchise taxes	75	65
Other non-interest expense	551	650
Total non-interest expense	4,951	5,063

Income before income taxes	239	117
Income taxes	—	—
Net income	$239	$117

Share and Per Share Data
Basic average common shares outstanding	7,237,371	7,192,350
Diluted average common shares outstanding	7,253,840	7,244,716
Basic and diluted earnings per common share	$0.03	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

4.

DCB Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Net income	$239	$117

Other comprehensive income:

Net unrealized gains on securities available-for-sale, net of taxes of $100 and $769 in 2015 and 2014, respectively	194	1,108

Reclassification adjustment for losses included in net income, net of taxes of $(35) in 2014	—	(92)

Total other comprehensive income	194	1,016

Comprehensive income	$433	$1,133

The accompanying notes are an integral part of the consolidated financial statements.

5.

DCB Financial Corp

Consolidated Statements of Shareholders’ Equity (Unaudited)

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Total
(Dollars in thousands)

Balance at January 1, 2014	7,192,350	$—	$15,771	$37,683	$(7,416)	$(774)	$—	$45,264
Comprehensive income:
Net income	—	—	—	117	—	—	—	117
Other comprehensive loss, net of taxes	—	—	—	—	—	1,016	—	1,016
Total comprehensive income	—	—	—	—	—	—	—	1,133
Balance at March 31, 2014	7,192,350	$—	$15,771	$37,800	$(7,416)	$242	$—	$46,397

Balance at January 1, 2015	7,233,797	$—	$16,064	$38,055	$(7,416)	$654	$(146)	$47,211
Comprehensive income:
Net income	—	—	—	239	—	—	—	239
Other comprehensive income, net of taxes	—	—	—	—	—	194	—	194
Total comprehensive income	—	—	—	—	—	—	—	433
Issuance of restricted stock	53,640	—	392	—	—	—	(392)	—
Amortization of restricted stock	—	—	—	—	—	—	7	7
Balance at March 31, 2015	7,287,437	$—	$16,456	$38,294	$(7,416)	$848	$(531)	$47,651

The accompanying notes are an integral part of the consolidated financial statements.

6.

DCB Financial Corp

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities
Net income	$239	$117
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	254	273
Provision for loan losses	150	—
Loss on sale of securities available-for-sale	—	140
Loss on loans held-for-sale	—	245
Gain on sale of real estate owned	(10)	—
Gain on sale of branch	—	(438)
Net stock-based compensation expense	7	60
Premium amortization on securities, net	246	270
Earnings on bank owned life insurance	(243)	(239)
Net changes in other assets and other liabilities	(536)	(3,063)
Net cash provided by (used in) operating activities	107	(2,635)

Cash flows from investing activities
Purchases of securities available-for-sale	(12,212)	(5,949)
Proceeds from maturities, principal payments and calls of securities available-for-sale	2,326	6,439
Proceeds from sales of securities available-for-sale	—	2,133
Net change in loans	7,901	2,644
Proceeds from sale of real estate owned	181	33
Net cash paid with sale of branch	—	(12,464)
Premises and equipment expenditures	(129)	(50)
Net cash used in investing activities	(1,933)	(7,214)

Cash flows from financing activities
Net change in deposits	11,604	9,435
Repayment of borrowings	(7,007)	(7)
Proceeds from redemption of FHLB stock	—	549
Net cash provided by financing activities	4,597	9,977

Net change in cash and cash equivalents	2,771	128
Cash and cash equivalents at beginning of period	21,274	25,357
Cash and cash equivalents at end of period	$24,045	$25,485

Supplemental disclosures of cash flow information
Cash paid during the period for interest on deposits and borrowings	$269	$328
Non-cash investing and financing activities:
Transfer of loans to real estate owned	—	377
Transfer of loans to held for sale	—	87

The accompanying notes are an integral part of the consolidated financial statements.

7.

DCB Financial Corp

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Throughout this report, the terms “Company,” “DCB,” “we,” “our” and “us” refers to the consolidated entity of DCB Financial Corp and its wholly owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, and DCB Insurance Services, Inc.

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2014, and for the two-year period then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments, consisting of only normal recurring items, that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results anticipated for the year.

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

Earnings per share

Earnings per common share is net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares under stock options. Weighted-average shares for basic and diluted earnings per share are presented below.

	Three Months Ended March 31,
	2015	2014
Weighted-average common shares outstanding (basic)	7,237,371	7,192,350

Dilutive effect of assumed exercise of stock options	16,469	52,366

Weighted-average common shares outstanding (diluted)	7,253,840	7,244,716

There were 62,939 shares and 153,506 shares included in the computation of common share equivalents for the three months ended March 31, 2015 and 2014, respectively, because the average fair value of the shares was greater than the exercise price.

At March 31, 2015 and 2014, 9,979 and 45,727 of anti-dilutive shares, respectively, were excluded from the diluted weighted average common share calculations.

8.

DCB Financial Corp

Notes to Consolidated Financial Statements

Stock-Based Compensation

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

During the first quarter of 2015, awards for 53,640 restricted shares were granted under the Company's 2014 Restricted Stock Plan. The awards vest ratably over a five year period. There were no grants of restricted shares in the first quarter of 2014. There were 95,085 and 41,445 unvested restricted shares at March 31, 2015 and December 31, 2014, respectively.

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

9.

DCB Financial Corp

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

10.

DCB Financial Corp

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

Note 2 – Securities

As of March 31, 2015:

The amortized cost and estimated fair values of securities available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$19,071	$64	$(18)	$19,117
Corporate bonds	4,968	47	(7)	5,008
States and municipal obligations	22,063	571	(41)	22,593
Collateralized mortgage obligations	22,080	71	(112)	22,039
Mortgage-backed securities	16,378	709	(0)	17,087
Total	$84,560	$1,462	$(178)	$85,844

As of December 31, 2014:

The amortized cost and estimated fair values of securities available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$11,602	$31	$(88)	$11,545
Corporate bonds	4,975	33	(21)	4,987
States and municipal obligations	21,303	423	(69)	21,657
Collateralized mortgage obligations	19,601	85	(106)	19,580
Mortgage-backed securities	17,438	702	—	18,140
Total	$74,919	$1,274	$(284)	$75,909

11.

DCB Financial Corp

Notes to Consolidated Financial Statements

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	2	$1,498	$1	3	$3,500	$17	5	$4,998	$18
Corporate bonds	1	265	1	3	1,410	6	4	1,675	7
State and municipal obligations	4	1,538	16	3	1,324	25	7	2,862	41
Collateralized mortgage obligations	11	6,653	40	4	3,519	72	15	10,172	112
Mortgage-backed securities and other	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	18	$9,954	$58	13	$9,753	$120	31	$19,707	$178

	December 31, 2014
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	3	$2,488	$9	4	$4,446	$79	7	$6,934	$88
Corporate bonds	1	503	1	4	1,664	21	5	2,167	21
State and municipal obligations	8	2,699	18	4	1,915	51	12	4,614	69
Collateralized mortgage obligations	9	5,649	21	4	3,649	85	13	9,298	106
Mortgage-backed securities and other	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	21	$11,339	$49	16	$11,674	$236	37	$23,013	$284

The unrealized losses on the Company’s investments in U.S. Government and agency obligations, state and political subdivision obligations, corporate bonds and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be OTTI at March 31, 2015 or December 31, 2014.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

There were no sales of securities in the three months ended March 31, 2015. Gross losses on the sale of securities were $140,000 in the first quarter of 2014.

12.

DCB Financial Corp

Notes to Consolidated Financial Statements

At March 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of all debt securities at March 31, 2015, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$18,776	$18,845
Due after one to five years	30,010	30,236
Due after five to ten years	17,529	17,794
Due after ten years	1,867	1,883
Mortgage-backed and related securities	16,378	17,086
Total	$84,560	$85,844

Securities with a fair value of $74.8 million at March 31, 2015 were pledged to secure public deposits and other obligations.

Note 3 – Loans

At March 31, 2015 and December 31, 2014, loans were comprised of the following (in thousands):

	March 31, 2015	December 31, 2014

Commercial and industrial	$99,946	$106,222
Commercial real estate	106,334	111,851
Residential real estate and home equity	131,658	129,650
Consumer and credit card	39,074	37,507
Subtotal	377,012	385,230
Add: Net deferred loan origination fees	234	214

Total loans receivable	$377,246	$385,444

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

13.

DCB Financial Corp

Notes to Consolidated Financial Statements

Further, the process for estimating probable loan losses is divided into reviewing impaired loans on an individual basis for probable losses and, as noted above, calculating probable future losses based on historical and market data for homogenous loan portfolios. As the Company’s troubled loan portfolios have been reduced through paydowns, payoffs, credit improvement and charge-offs, the remaining loan portfolios possess better overall credit characteristics, and based on the Company’s methodology require lower rates of reserving than historical levels.

The tables below present allowance for loan losses by loan portfolio and allocated to loans individually and collectively evaluated for impairment. Commercial real estate includes real estate construction and land development loans (in thousands).

	Quarter ended March 31, 2015
	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total

Beginning balance	$190	$1,132	$2,376	$268	$270	$4,236
Charge-offs	(42)	(310)	(48)	(29)	—	(429)
Recoveries	28	88	7	9	—	132
Provision	7	127	(18)	20	14	150

Ending balance	$183	$1,037	$2,317	$268	$284	$4,089

Allowance allocated to:
Individually evaluated for impairment	$—	$136	$991	$—	$—	$1,127
Collectively evaluated for impairment	183	901	1,326	268	284	2,962

Ending balance	$183	$1,037	$2,317	$268	$284	$4,089

Loans:
Individually evaluated for impairment	$447	$2,267	$8,351	$340	$—	$11,405
Collectively evaluated for impairment	38,627	97,679	97,983	131,318	—	365,607

Ending balance	$39,074	$99,946	$106,334	$131,658	$—	$377,012

	Quarter ended March 31, 2014
	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total

Beginning balance	$301	$3,232	$2,974	$218	$—	$6,725
Charge-offs	(46)	(1,193)	(159)	(14)	—	(1,412)
Recoveries	31	4	84	10	—	129
Provision	(40)	30	(127)	(36)	173	—
Transferred to loans held for sale	—	—	(97)	—	—	(97)

Ending balance	$246	$2,073	$2,675	$178	$173	$5,345

Allowance allocated to:
Individually evaluated for impairment	$—	$966	$1,724	$—	$—	$2,690
Collectively evaluated for impairment	246	1,107	951	178	173	2,655

Ending balance	$246	$2,073	$2,675	$178	$173	$5,345

Loans:
Individually evaluated for impairment	$—	$3,730	$15,108	$—	$—	$18,838
Collectively evaluated for impairment	32,498	107,156	88,017	105,573	—	333,244

Ending balance	$32,498	$110,886	$103,125	$105,573	$—	$352,082

14.

DCB Financial Corp

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

15.

DCB Financial Corp

Notes to Consolidated Financial Statements

The following presents by class, information related to the Company’s impaired loans as of March 31, 2015 and December 31, 2014 (in thousands).

	At March 31, 2015			Quarter ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three months Average Recorded Investment	Three months Interest Income Recognized
With No Related Allowance
Recorded
Consumer and Credit Card	$447	$447	$—	$449	$5
Commercial and Industrial	1,255	1,255	—	1,266	7
Commercial Real Estate	22	22	—	729	—
Residential real estate and home equity	340	340	—	—	—

With Allowance Recorded
Commercial and Industrial	$1,012	$1,090	$136	$817	$13
Commercial Real Estate	8,329	8,329	991	8,350	138

Total
Consumer and Credit Card	$447	$447	$—	$449	$5
Commercial and Industrial	2,267	2,345	136	2,083	20
Commercial Real Estate	8,351	8,351	991	9,079	138
Residential real estate and home equity	340	340	—	—	—

Total	$11,405	$11,483	$1,127	$11,611	$163

	At December 31, 2014			Quarter ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Recorded
Consumer and Credit Card	$455	$455	$—	$—	$—
Commercial and Industrial	1,288	1,288	—	1,434	19
Commercial Real Estate	1,088	1,088	—	9,816	149

With Allowance Recorded
Commercial and Industrial	740	817	256	4,135	12
Commercial Real Estate	8,602	8,602	1,042	5,495	73

Total
Consumer and Credit Card	455	455	—	—	—
Commercial and Industrial	2,028	2,105	256	5,569	31
Commercial Real Estate	9,690	9,690	1,042	15,311	222

Total	$12,173	$12,250	$1,298	$20,880	$253

16.

DCB Financial Corp

Notes to Consolidated Financial Statements

The allowance for impaired loans is included in the Company’s overall allowance for loan losses.

The provision necessary to increase this allowance is included in the Company’s overall provision for losses on loans.

Loans on non-accrual status at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Consumer and credit card	$118	$120
Commercial and industrial	612	632
Commercial real estate	60	298
Residential real estate and home equity	340	334

Total	$1,130	$1,384

Credit Quality Indicators

Corporate risk exposure by risk profile was as follows at March 31, 2015 (in thousands):

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$95,196	$92,662
Vulnerable-5	985	4,847
Substandard-6	3,765	8,825
Doubtful-7	—	—
Loss-8	—	—

Total	$99,946	$106,334

Corporate risk exposure by risk profile was as follows at December 31, 2014 (in thousands):

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$106,590	$90,588
Vulnerable-5	823	6,146
Substandard-6	4,438	9,488
Doubtful—7	—	—
Loss-8	—	—

Total	$111,851	$106,222

17.

DCB Financial Corp

Notes to Consolidated Financial Statements

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

Substandard – 6

Loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. One or more of the following characteristics may be exhibited in loans classified Substandard:

•	Loans that possess a defined credit weakness and the likelihood that such a loan will be paid from the primary source is uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.
•	Loans are inadequately protected by the current net worth and paying capacity of the obligor.
•	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.
•	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.
•	Unusual courses of action are needed to maintain a high probability of repayment.
•	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.
•	The lender is forced into a subordinated or unsecured position due to flaws in documentation.
•	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.
•	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.
•	There is a significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

Doubtful – 7

One or more of the following characteristics may be exhibited in loans classified Doubtful:

•	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.
•	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.
•	The possibility of loss is high, but, because of certain important pending factors, which may strengthen the loan, loss classification is deferred until its exact status is known. A Doubtful classification is established during this period of deferring the realization of the loss.

18.

DCB Financial Corp

Notes to Consolidated Financial Statements

Loss – 8

Loans are considered uncollectible and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

19.

DCB Financial Corp

Notes to Consolidated Financial Statements

Consumer Risk

Consumer risk based on payment activity at March 31, 2015 is as follows (in thousands).

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity

Performing	$38,956	$131,213
Non-performing	118	445

Total	$39,074	$131,658

Consumer risk based on payment activity at December 31, 2014 is as follows (in thousands).

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$37,387	$128,836
Non-Performing	120	814

Total	$37,507	$129,650

Age Analysis of Past Due Loans

The following table presents past due loans aged as of March 31, 2015 (in thousands).

Category	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Consumer and credit card	$60	$3	$118	$181	$38,893	$39,074	$—
Commercial and industrial	—	—	—	—	99,946	99,946	—
Commercial real estate	—	—	132	132	106,202	106,334	—
Residential real estate and home equity	190	495	302	987	130,671	131,658	105

Total	$250	$498	$552	$1,300	$375,712	$377,012	$105

20.

DCB Financial Corp

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

Troubled Debt Restructurings

Information regarding Troubled Debt Restructuring (“TDR”) loans for the three month period ended March 31, 2015 and 2014 is as follows (dollars in thousands):

	For the three months ended March 31,
	2015		2014
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and Credit Card	—	$—	—	$—
Commercial and Industrial	—	—	2	58
Commercial Real Estate	—	—	—	—
Residential Real Estate and Home Equity	—	—	—	—

Total	—	$—	2	$58

21.

DCB Financial Corp

Notes to Consolidated Financial Statements

The following presents by class loans modified in a TDR that subsequently defaulted within twelve months of the modification (i.e. 60 days or more past due) during the three month period ended March 31, 2015 and 2014 (dollars in thousands).

	For the three months ended March 31,
	2015		2014
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and Credit Card	—	$—	—	$—
Commercial and Industrial	—	—	—	—
Commercial Real Estate	—	—	3	520
Residential Real Estate and Home Equity	—	—	—	—

Total	—	$—	3	$520

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

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

22.

DCB Financial Corp

Notes to Consolidated Financial Statements

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

23.

DCB Financial Corp

Notes to Consolidated Financial Statements

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

Federal Home Loan Bank Stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value, and is classified as a Level 2 instrument.

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

Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities (Level 2).

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At March 31, 2015 and December 31, 2014, the fair value of loan commitments was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments are as follows at March 31, 2015 and December 31, 2014 (in thousands):

	At March 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$24,045	$24,045	$24,045	$—	$—
Securities available-for-sale	85,844	85,844	—	85,844	—
Loans (net of allowance)	373,157	371,911	—	—	371,911
FHLB stock	3,250	3,250	—	3,250	—
Accrued interest receivable	1,527	1,527	—	—	1,527

Financial liabilities
Non-interest-bearing deposits	$111,286	$111,286	—	$111,286	—
Interest-bearing deposits	353,510	353,550	—	353,550	—
FHLB advances	4,801	4,801	—	4,801	—
Accrued interest payable	52	52	—	—	52

24.

DCB Financial Corp

Notes to Consolidated Financial Statements

	At December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,274	$21,274	$21,274	$—	$—
Securities available-for-sale	75,909	75,909	—	75,909	—
Loans (net of allowance)	381,208	381,224	—	—	381,224
FHLB stock	3,250	3,250		3,250	—
Accrued interest receivable	1,234	1,234	—	—	1,234

Financial liabilities
Non-interest-bearing deposits	$111,022	$111,022	—	$111,022	—
Interest-bearing deposits	342,170	342,318	—	342,318	—
FHLB advances	11,808	11,808	—	11,808	—
Accrued interest payable	36	36	—	—	36

25.

DCB Financial Corp

Notes to Consolidated Financial Statements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014 (in thousands):

	At March 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government and agency obligations	$19,117	$—	$19,117	$—
State and municipal obligations	22,593	—	22,593	—
Corporate bonds	5,008	—	5,008	—
Collateralized mortgage obligations	22,039	—	22,039	—
Mortgage-backed securities	17,087	—	17,087	—
Total	$85,844	$—	$85,844	$—

	At December 31, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government and agency obligations	$11,545	$—	$11,545	$—
State and municipal obligations	21,657	—	21,657	—
Corporate bonds	4,987	—	4,987	—
Collateralized mortgage obligations	19,580	—	19,580	—
Mortgage-backed securities	18,140	—	18,140	—
Total	$75,909	$—	$75,909	$—

26.

DCB Financial Corp

Notes to Consolidated Financial Statements

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired loans

At March 31, 2015 and December 31, 2014, impaired loans consisted primarily of loans secured by nonresidential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014 (in thousands).

	At March 31, 2015
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$11,405	$—	$—	$11,405
Real estate owned	940	—	—	940

	At December 31, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$12,945	—	—	$12,945
Real estate owned	1,111	—	—	1,111

27.

DCB Financial Corp

Notes to Consolidated Financial Statements

Note 6 – Sale of Branch and Loans Held for Sale

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

28.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

DCB Financial Corp (the “Company” or “DCB”) is a financial holding company formed under the laws of the State of Ohio. The Company is the parent of The Delaware County Bank & Trust Company (the “Bank”), DCB Title Services LLC and DCB Insurance Services, Inc. The Bank is a state-chartered commercial bank, which conducts business from its main offices at 110 Riverbend Avenue in Lewis Center, Ohio, and through its 14 branch offices located in central Ohio and surrounding communities. The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, commercial leases, real estate mortgage loans, night depository facilities and trust and personalized wealth management services. The Bank also provides cash management, bond registrar and payment services. The Bank operates a wholly-owned subsidiary, ORECO, Inc., which is engaged in the ownership and disposition of the Bank’s foreclosed real estate.

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

29.

Overview of the first quarter of 2015

•	Total assets were $520.7 million at March 31, 2015, compared with $515.4 million at December 31, 2014.

•	Total loans were $377.2 million at March 31, 2015, compared with $385.4 million at December 31, 2014.

•	Total deposits were $464.8 million at March 31, 2015, compared with $453.2 million at December 31, 2014.

•	Net income was $293,000 for the three months ended March 31, 2015, compared with $117,000 for the same period in 2014 and $168,000 for the fourth quarter of 2014.

•	Net income per diluted share was $0.03 for the three months ending March 31, 2015, compared with $0.02 for the first and fourth quarters of 2014, respectively.

•	Net interest income was $4.2 million in the first quarter of 2015, compared with $4.0 million in the first quarter of 2014 and $4.2 million in the fourth quarter of 2015.

•	The net interest margin was 3.50% in the first quarter of 2015, compared with 3.47% in the year-ago quarter and 3.62% in the fourth quarter of 2014.

•	The provision for loan losses was $150,000 in the first quarter of 2015 and the fourth quarter of 2014. There was no provision for loan losses recorded in the first quarter of 2014.

•	Non-interest income was 21.5% of total revenue in the first quarter of 2015, compared with 22.2% in the year-ago quarter and 20.6% in the fourth quarter of 2014.

•	Our efficiency ratio was 92.9% in the first quarter of 2015, compared with 98.5% in the year-ago quarter and 94.6% in the fourth quarter of 2014.

•	Total non-performing assets (including TDR’s) were $11.8 million or 2.26% of total assets at March 31, 2015, compared with $12.6 million or 2.45% of total assets at December 31, 2014.

•	Total non-performing assets (excluding TDR’s) were $2.2 million or 0.42% of total assets at March 31, 2015, compared to $3.0 million or 0.58% at December 31, 2014.

Comparison of Results of Operations

General

Net income was $239,000 or $0.03 per diluted share for the three months ended March 31, 2015, compared to net income of $117,000 or $0.02 per diluted share for the first quarter of 2014 and net income of $168,000 or $0.02 per diluted share for the fourth quarter of 2014.

Net Interest Income

Net interest income totaled $4.2 million in the three months ended March 31, 2015, compared with $4.0 million in the year-ago quarter and $4.2 million in the fourth quarter of 2014. Net interest income in the fourth quarter of 2014 included $171,000 of interest income recognized upon the refinance of a non-accrual commercial mortgage that, upon the refinance, was returned to accrual status. The net interest margin was unchanged in the first quarter of 2015 compared with the year-ago quarter, but was 12 basis points lower than the fourth quarter of 2014 due to the $117,000 of interest income recognized on the refinance of a previously non-accrual loan in that quarter.

The net interest margin was at 3.50% in the first quarter of 2015 compared with 3.47% in the first quarter of 2014 and was 3.62% in the fourth quarter of 2014. The net interest margin was 3.48% in the fourth quarter of 2014 without the $171,000 interest recovery.

30.

Our earning assets yield and our cost of interest-bearing liabilities have remained relatively stable over the past five quarters (excluding the impact on our earning-assets yield of non-recurring items in the third and fourth quarters of 2014), and were 3.73% and 0.32% respectively in the first quarter of 2015.

Average interest-earning assets were $484.9 million in the first quarter of 2015, compared with $466.6 million in the year-ago quarter and $465.7 million in the fourth quarter of 2014. Total period end loans outstanding increased $15.7 million between September 30, 2014 and December 31, 2014; however, most of the impact of this growth on the average balances of the loan portfolio was reflected in the first quarter of 2015 as much of the fourth quarter growth occurred in the latter part of that quarter. The average balances of loans increased $21.4 million in the first quarter of 2015 compared with the year-ago quarter, and were $7.1 million higher than the fourth quarter of 2014. Total average loans were 78.6% of total average interest-earning assets in the first quarter of 2015, compared with 77.1% in the year-ago quarter and 80.5% in the fourth quarter of 2014. Total average interest-bearing deposit balances increased $14.8 million in the first quarter of 2015 compared to the first quarter of 2014, with a decrease in the average balance of time deposits of $9.8 million being offset by an increase of $24.6 million in the average balances of lower-costing interest-bearing demand, savings and money market accounts.

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

	Three months ending March 31,
	2015			2014
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Federal funds sold and other short term	$19,742	$10	0.20%	$21,750	$13	0.24%
Taxable securities	77,139	438	2.30	76,718	466	2.43
Tax-exempt securities	6,850	67	4.03	8,397	86	4.10
Loans	381,125	3,952	4.19	359,769	3,739	4.21
Total interest-earning assets	484,856	4,467	3.73	466,634	4,304	3.74

Non-interest-earning assets	42,201			41,729

Total assets	$527,057			$508,363

Interest-bearing liabilities:
Interest-bearing demand, savings and money market accounts	$279,204	$158	0.18%	$254,633	$152	0.25%
Certificates of deposit	76,418	92	0.49	86,204	128	0.60
Total deposits	355,622	250	0.28	340,837	280	0.33
Borrowed funds	6,372	35	2.25	5,280	36	2.76

Total interest-bearing liabilities	361,994	285	0.32	346,117	316	0.37

Non-interest-bearing liabilities:
Demand deposits	113,067			111,505
Other liabilities	5,387			6,130
Shareholders’ equity	46,609			44,611

Total liabilities and shareholders’ equity	$527,057			$508,363

Net interest income; interest rate spread		$4,182	3.41%		$3,988	3.37%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.50%			3.47%

Average interest-earning assets to average interest-bearing liabilities	133.94%			134.82%

32.

Asset Quality and Allowance for Loan Losses

Delinquent loans (including non-accrual loans) totaled $2.0 million or 0.53% of total loans at March 31, 2015, compared to $2.2 million or 0.58% of total loans at December 31, 2014 and $3.6 million or 0.98% of total loans at September 30, 2014. Non-accrual loans totaled $1.1 million or 0.30% of total loans at March 31, 2015, compared to $1.4 million or 0.36% of total loans at December 31, 2014 and $3.0 million or 0.81% of total loans at September 30, 2014.

Delinquent loans	March 31, 2015		December 31, 2014		September 30, 2014
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$250	0.07%	$336	0.09%	$68	0.02%
60 days past due	498	0.13%	37	0.01%	50	0.01%
90 days past due and still accruing	105	0.03%	480	0.12%	520	0.14%
Non-accrual	1,130	0.30%	1,384	0.36%	3,007	0.81%

Total	$1,983	0.53%	$2,327	0.58%	$3,645	0.98%

(1) As a percentage of total loans, excluding deferred costs

Non-performing assets were $11.8 million or 2.26% of total assets at March 31, 2015, compared with $12.6 million or 2.45% of total assets at December 31, 2014 and $14.6 million or 2.91% of total assets at September 30, 2014. Troubled debt restructurings (“TDR’s”) which are performing in accordance with the restructured terms and accruing interest, but are included in non-performing assets, were $9.6 million at both March 31, 2015 and December 31, 2014 and $9.8 million at September 30, 2014.

The following table represents information concerning the aggregate amount of non-performing assets (includes loans held for sale):

Non-performing assets	March 31, 2015	December 31, 2014	September 30, 2014
	(Dollars in thousands)
Non-accruing loans:
Residential real estate loans and home equity	$340	$334	$343
Commercial real estate	60	298	1,889
Commercial and industrial	612	632	651
Consumer loans and credit cards	118	120	124
Total non-accruing loans	1,130	1,384	3,007
Accruing loans delinquent 90 days or more	105	480	520
Total non-performing loans (excluding TDR’s)	1,235	1,864	3,527

Other real estate and repossessed assets	940	1,111	1,215
Total non-performing assets (excluding TDR’s)	$2,175	$2,975	$4,742

Troubled debt restructurings(1)	$9,575	$9,633	$9,834
Total non-performing loans (including TDR’s)	$10,810	$11,497	$13,361
Total non-performing assets (including TDR’s)	$11,750	$12,608	$14,576

(1) TDR’s that are in compliance with their modified terms and accruing interest.

33.

Net charge-offs were $297,000 or 0.31% (annualized) of average loans in the first quarter of 2015, compared to net charge-offs of $1.3 million or 1.43% (annualized) of average loans in the year-ago quarter, and $90,000 or 0.10% (annualized) of average loans in the fourth quarter of 2014. Two relationships comprised nearly all of the charge-offs in the first quarter of 2014, which were charged against allowance allocations established in the fourth quarter of 2013.

The provision for loan losses was $150,000 in the first quarter of 2015 and in the fourth quarter of 2014. No provision for loan losses was recorded in the year-ago quarter. The provision for loan losses as a percentage of net charge-offs was 50.5% for the first quarter of 2015, compared to 166.7% in the fourth quarter of 2014.

The allowance for loan losses was $4.1 million at March 31, 2015, compared to $4.2 million at both December 31, 2014 and September 30, 2014. The ratio of the allowance for loan losses to total loans was 1.08% at March 31, 2015, compared with 1.10% at December 31, 2014 and 1.13% at September 30, 2014. The ratio of the allowance for loan losses to non-performing loans (including TDR’s) was 37.8% at March 31, 2015, compared to 38.5% at December 31, 2014 and 31.3% at September 30, 2014. The ratio of the allowance for loan losses to non-accrual loans was 362% at March 31, 2015, compared to 306% at December 31, 2014 and 139% at September 30, 2014.

We assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for loan losses and the required provision expense each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for credit losses, such as the allowance as a percentage of total loans, the allowance as a percentage of non-performing loans and the provision expense as a percentage of net charge-offs. This portion of the allowance has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors. At March 31, 2015, $284,000 or 6.9% of the allowance for credit losses was considered to be “unallocated,” compared to $270,000 or 6.4% at December 31, 2014 and $307,000 or 7.4% at September 30, 2014.

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off and additions to the allowance, which have been charged to expense (in thousands).

Allowance for loan losses	Three months ended March 31,
	2015	2014

Allowance for loan losses, beginning of period	$4,236	$6,725

Loans charged-off	(429)	(1,412)
Recoveries of loans previously charged-off	132	129
Net loans charged-off	(297)	(1,283)
Allowance related to loans transferred to held-for-sale	—	(97)
Provision for loan losses	150	—
Allowance for loan losses, end of period	$4,089	$5,345

34.

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2015	2014	$ Change	% Change
Service charges	$452	$511	$(59)	(13.1)%
Wealth management income	380	293	87	22.9%
Treasury management fees	58	56	2	3.5%
Income from Bank-owned life insurance	243	239	5	2.0%
Loss on loans held for sale	—	(245)	245	0.0%
Gain on sale of REO	10	—	10	100.0%
Loss on sale of securities available for sale	—	(140)	140	0.0%
Gain on sale of branch	—	438	(438)	0.0%
Other non-interest income	15	40	(26)	(185.7)%
Total non-interest income	$1,158	$1,192	$(34)	(2.9)%

Non-interest income was $1.2 million in the first quarter of 2015 and the first quarter of 2014, and was $1.1 million in the fourth quarter of 2014. Non-interest income (net of nonrecurring income, gains and losses and losses on the sales of securities in the first quarter of 2014) accounted for 21.5% of total revenue in the first quarter of 2015, compared with 22.2% in the year-ago quarter and 20.6% in the fourth quarter of 2014.

Non-interest Expense

The following table sets forth certain information on non-interest expenses for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2015	2014	$ Change	% Change
Salaries and benefits	$2,712	$2,779	$(67)	(2.5)%
Occupancy and equipment	963	804	159	16.5%
Professional services	353	421	(68)	19.3%
Advertising	108	81	27	25.0%
Office supplies, postage and courier	79	95	(16)	20.3%
FDIC insurance premium	110	168	(58)	52.7%
State franchise taxes	75	65	10	13.3%
Other non-interest expense	551	650	(99)	18.0%
Total non-interest expenses	$4,951	$5,063	$(112)	(2.3)%

35.

Non-interest expenses were $5.0 million for the first quarter of 2015, compared with $5.1 million in the year-ago quarter and in the fourth quarter of 2014. The Company’s efficiency ratio was 92.9% in the first quarter of 2015, compared with 98.5% in the year-ago quarter and 94.6% in the fourth quarter of 2014.

Income Taxes

We had net deferred tax assets totaling $10.4 million at March 31, 2015 and December 31, 2014, all of which were attributable to net operating loss carry-forwards and timing differences between the provision for loan losses and the charge-off of loans.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets were $520.7 million at March 31, 2015, compared with $515.3 million at December 31, 2014. Securities available-for-sale increased $9.9 million during the first quarter of 2015, which offset an $8.2 million decrease in our loan portfolio.

Securities

Investment securities totaled $85.8 million at March 31, 2015, compared with $75.9 million at December 31, 2014. Our portfolio was comprised primarily of investment grade securities. The breakdown of the securities portfolio at March 31, 2015 was 25.7% collateralized mortgage obligations, 19.9% government-sponsored entity guaranteed mortgage-backed securities, 26.3% municipal securities, 22.3% obligations of U.S. government agency obligations and 5.8% corporate bonds.

Loans

The following table sets forth the composition of our loan portfolio, including loans held-for-sale at the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Loan portfolio composition
Commercial and industrial	$99,946	26.5%	$106,222	27.6%
Commercial real estate	106,334	28.2%	111,851	29.0%
Real estate and home equity	131,658	34.9%	129,650	33.7%
Consumer and credit card	39,074	10.4%	37,507	9.7%
Total loans	$377,012	100.0%	$385,230	100.0%

Net deferred loan costs	234		214
Allowance for loan losses	(4,089)		(4,236)
Net loans	$373,157		$381,208

Total loans were $377.2 million at March 31, 2015, compared with $385.4 million at December 31, 2014 and $369.7 million at September 30, 2014. The Company entered the first quarter of 2015 with a relatively light loan pipeline due primarily to seasonal factors and a large number of commercial loan closings in the fourth quarter of 2014. Growth in the Company’s commercial loan portfolios in the fourth quarter of 2014 totaled $9.8 million. In addition, prepayments and payoffs in the Company’s commercial loan portfolios were unusually high during the first quarter of 2015, including 5 relationships aggregating $5.7 million that paid off during the quarter.

Deposits

Deposits totaled $464.8 million at March 31, 2015, compared with $453.2 million at December 31, 2014 and $445.5 million at September 30, 2014. Money market accounts increased $9.1 million in the first quarter of 2015 due primarily to seasonal inflows of municipal deposits.

36.

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

Cash and cash equivalents totaled $24.0 million at March 31, 2015, compared to $21.3 million at December 31, 2014. Cash and equivalents represented 4.6% of total assets at March 31, 2015 and 4.1% of total assets at December 31, 2014. The Company has the ability to borrow funds from the FHLB and the Federal Reserve Bank should the Company need to supplement its future liquidity. Management believes the Company’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

Capital Resources

Shareholders’ equity increased $440,000 in the first quarter and was $47.7 million at March 31, 2015. Net income for the first quarter of $239,000 was augmented by an increase in accumulated other comprehensive income of $194,000 due to an increase in unrealized gains on securities available-for-sale. The Company’s consolidated tangible common equity to assets ratio was 9.15% at March 31, 2015.

Beginning January 1, 2015, the capital requirements for our Company and the Bank changed as a result of the phase-in of certain changes to capital requirements for U.S. banking organizations. On July 2, 2013, the FRB voted to adopt final capital rules implementing Basel III requirements for U.S. banking organizations. The final rules establish an integrated regulatory capital framework to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a Tier 1 Common capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios will become effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019. The following table shows the phase-in of the Basel III regulatory capital levels from January 1, 2015 until January 1, 2019:

	January 1,
	2015	2016	2017	2018	2019
Tier 1 Common	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.0%	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.0%	8.625%	9.25%	9.875%	10.5%

37.

Implementing Basel III is not expected to have a material impact on our Company’s or the Bank’s capital ratios and we expect they both will continue to be well-capitalized. In 2015, an institution will be deemed to be well-capitalized if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4.5% or greater, and a Tier 1 leverage ratio of 6% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a capital level for any capital measure.

The Bank’s actual regulatory capital ratios and the minimum required capital ratios to be classified well-capitalized are presented below at March 31, 2015:

	Actual	Minimum ratios to be well- capitalized
Tier 1 leverage ratio	8.65%	6.00%
Tier 1 risk-based capital ratio	12.69%	4.50%
Total risk-based capital ratio	13.83%	8.00%

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well-capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes		To be well-capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Total risk-based capital
Consolidated	$50,360	14.08%	$28,614	8.0%	N/A	N/A
Bank	$49,708	13.83%	$28,754	8.0%	$35,942	10.0%
Tier 1 capital
Consolidated	$46,271	12.94%	$14,303	4.0%	N/A	N/A
Bank	$45,619	12.69%	$14,380	4.0%	$21,569	6.0%
Leverage
Consolidated	$46,271	8.78%	$21,080	4.0%	N/A	N/A
Bank	$45,619	8.65%	$21,095	4.0%	$26,369	5.0%

As of December 31, 2014
Total risk-based capital
Consolidated	$50,656	13.88%	$29,197	8.0%	N/A	N/A
Bank	$49,602	13.56%	$29,264	8.0%	$36,580	10.0%
Tier-1 capital
Consolidated	$46,420	12.72%	$14,597	4.0%	N/A	N/A
Bank	$45,366	12.40%	$14,634	4.0%	$21,951	6.0%
Leverage
Consolidated	$46,420	9.21%	$20,161	4.0%	N/A	N/A
Bank	$45,366	9.00%	$20,163	4.0%	$25,203	5.0%

38.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

39.

Part II.	Other Information

Item 1.	Legal Proceedings.
There are no matters required to be reported under this item.

Item 1A.	Risk Factors.
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There are no matters required to be reported under this item.

Item 3.	Defaults upon Senior Securities.
There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures.
There are no matters required to be reported under this item.

Item 5.	Other Information.
There are no matters required to be reported under this item.

Item 6.	Exhibits.
Exhibits – The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp as amended, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on November 7, 2014 (File No. 000-22387).

3.2	Second Amended and Restated Code of Regulations of DCB Financial Corp, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on November 7, 2014 (File No. 000-22387).

31.1*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

40.

101*	The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2015 and 2014 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith.

** Furnished herewith.

41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP
(Registrant)

Dated: May 15, 2015	/s/ Ronald J. Seiffert
Ronald J. Seiffert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2015	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

42.