Form 10-Q
period 2015-06-30
DCB FINANCIAL CORP
filed 2015-08-14
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Yes ☐          No ☒

As of August 14, 2015, the latest practicable date, 7,387,435 of the registrant’s common shares, no par value, were issued and outstanding.

DCB Financial Corp

Part I – Financial Information

Item 1. Financial Statements

DCB Financial Corp

Consolidated Balance Sheets

	June 30, 2015 (unaudited)	December 31, 2014
	(Dollars in thousands, except share and per share data)
Assets:
Cash and due from financial institutions	$5,676	$6,247
Interest-bearing deposits	41,717	15,027
Total cash and cash equivalents	47,393	21,274

Securities available-for-sale	78,975	75,909

Loans	382,164	385,444
Less allowance for loan losses	(4,164)	(4,236)
Net loans	378,000	381,208

Real estate owned	807	1,111
Investment in FHLB stock	3,250	3,250
Premises and equipment, net	9,837	10,016
Bank-owned life insurance	20,434	20,027
Accrued interest receivable and other assets	2,913	2,587
Total assets	$541,609	$515,382

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest bearing	$118,114	$111,022
Interest bearing	352,411	342,170
Total deposits	470,525	453,192

Borrowings	4,719	11,808
Accrued interest payable and other liabilities	18,899	3,171
Total liabilities	494,143	468,171

Shareholders’ equity:
Preferred shares, no par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common shares, no par value, 17,500,000 shares authorized, 7,595,087 and 7,500,000 shares issued, and 7,287,435 and 7,233,795 shares outstanding for June 30, 2015 and December 31, 2014, respectively	16,456	16,064
Retained earnings	38,438	38,055
Treasury stock, at cost, 307,650 shares	(7,416)	(7,416)
Accumulated other comprehensive income	493	654
Deferred stock-based compensation	(505)	(146)
Total shareholders’ equity	47,466	47,211
Total liabilities and shareholders’ equity	$541,609	$515,382

See notes to the consolidated financial statements.
Common shares outstanding	7,287,435	7,233,795
Book value per common share	$6.51	$6.53

The accompanying notes are an integral part of the consolidated financial statements.

DCB Financial Corp

Consolidated Statements of Income (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$3,953	$3,719	$7,905	$7,456
Securities	482	534	987	1,088
Federal funds sold and interest bearing deposits	19	9	29	23
Total interest income	4,454	4,262	8,921	8,567

Interest expense:
Deposits:
Savings and money market accounts	150	136	292	269
Time accounts	92	108	184	237
NOW accounts	17	19	33	37
Total	259	263	509	543

FHLB advances	36	36	71	72
Total interest expense	295	299	580	615

Net interest income	4,159	3,963	8,341	7,952
Provision for loan losses	—	—	150	—
Net interest income after provision for loan losses	4,159	3,963	8,191	7,952

Non-interest income:
Service charges	500	489	952	1,000
Wealth management fees	399	378	779	671
Treasury management fees	64	59	122	115
Income from bank-owned life insurance	165	164	408	402
Loss on the sale of securities available-for-sale	—	—	—	(140)
Loss on loans held for sale	—	(114)	—	(357)
Net (loss) gain on sale of REO	(11)	(4)	1	(4)
Gain on sale of branch	—	—	—	438
Other non-interest income	63	24	76	62
Total non-interest income	1,180	996	2,338	2,187

Non-interest expense:
Salaries and employee benefits	2,819	2,712	5,531	5,490
Occupancy and equipment	1,023	921	1,986	1,808
Professional services	284	197	637	617
Advertising	141	77	249	158
Office supplies, postage and courier	72	89	151	184
FDIC insurance premium	97	172	207	340
State franchise taxes	75	67	150	132
Other non-interest expense	684	687	1,235	1,254
Total non-interest expense	5,195	4,922	10,146	9,983

Income before income taxes	144	37	383	156
Income taxes	—	—	—	—
Net income	$144	$37	$383	$156

Share and Per Share Data
Basic average common shares outstanding	7,287,435	7,192,350	7,262,541	7,192,350
Diluted average common shares outstanding	7,303,902	7,250,702	7,278,933	7,247,315
Basic and diluted earnings per common share	$0.02	$0.01	$0.05	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

DCB Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$144	$37	$383	$156

Other comprehensive income (loss):

Net unrealized (losses) gains on securities available-for-sale, net of taxes of $(183), $195 and $(83), $766 in 2015 and 2014, respectively	(355)	380	(161)	1,488

Reclassification of previously recognized non-credit other than temporary impairment on sale of security, net of taxes $0 and $(48) in 2014	—	—	—	(92)

Total other comprehensive (loss) income	(355)	380	(161)	1,396

Comprehensive (loss) income	$(211)	$417	$222	$1,552

The accompanying notes are an integral part of the consolidated financial statements.

DCB Financial Corp

Consolidated Statements of Shareholders’ Equity (Unaudited)

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Total
(Dollars in thousands)

Balance at January 1, 2014	7,192,350	$—	$15,771	$37,683	$(7,416)	$(774)	$—	$45,264
Comprehensive income:
Net income	—	—	—	156	—	—	—	156
Other comprehensive income, net of taxes	—	—	—	—	—	1,396	—	1,396
Total comprehensive income	—	—	—	—	—	—	—	1,552
Balance at June 30, 2014	7,192,350	$—	$15,771	$37,839	$(7,416)	$622	$—	$46,816

Balance at January 1, 2015	7,233,795	$—	$16,064	$38,055	$(7,416)	$654	$(146)	$47,211
Comprehensive income:
Net income	—	—	—	383	—	—	—	383
Other comprehensive loss, net of taxes	—	—	—	—	—	(161)	—	(161)
Total comprehensive income	—	—	—	—	—	—	—	222
Issuance of restricted stock	53,640	—	392	—	—	—	(392)	—
Amortization of restricted stock	—	—	—	—	—	—	33	33
Balance at June 30, 2015	7,287,435	$—	$16,456	$38,438	$(7,416)	$493	$(505)	$47,466

The accompanying notes are an integral part of the consolidated financial statements.

DCB Financial Corp

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities
Net income	$383	$156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	495	545
Provision for loan losses	150	—
Loss on sale of securities available-for-sale	—	140
Loss on loans held-for-sale	—	357
Net (gain) loss on sale of real estate owned	(1)	4
Gain on sale of branch	—	(438)
Net stock-based compensation expense	33	102
Premium amortization on securities, net	518	535
Earnings on bank owned life insurance	(408)	(402)
Net changes in other assets and other liabilities	15,488	9,457
Net cash provided by operating activities	16,658	10,456

Cash flows from investing activities
Purchases of securities available-for-sale	(15,934)	(11,850)
Proceeds from maturities, principal payments and calls of securities available-for-sale	12,106	10,416
Proceeds from sales of securities available-for-sale	—	2,133
Net change in loans	3,058	(2,009)
Proceeds from sale of real estate owned	303	318
Net cash paid with sale of branch	—	(12,464)
Premises and equipment expenditures	(316)	(241)
Proceeds from sale of loans	—	423
Net cash used in investing activities	(783)	(13,274)

Cash flows from financing activities
Net change in deposits	17,333	5,748
Repayment of borrowings	(7,089)	(15)
Proceeds from redemption of FHLB stock	—	549
Net cash provided by financing activities	10,244	6,282

Net change in cash and cash equivalents	26,119	3,464
Cash and cash equivalents at beginning of period	21,274	25,357
Cash and cash equivalents at end of period	$47,393	$28,821

Supplemental disclosures of cash flow information
Cash paid during the period for interest on deposits and borrowings	$550	$620
Non-cash investing and financing activities:	—
Transfer of loans to real estate owned	—	509

The accompanying notes are an integral part of the consolidated financial statements.

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

All adjustments, consisting of only normal recurring items, that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three and six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results anticipated for the year.

To prepare financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are anytime particularly subject to change.

Earnings per share

Earnings per common share is net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed including the dilutive effect of additional potential common shares under stock options. Weighted-average shares for basic and diluted earnings per share are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average common shares outstanding (basic)	7,287,435	7,192,350	7,262,541	7,192,350

Dilutive effect of assumed exercise of stock options	16,467	58,352	16,392	54,965

Weighted-average common shares outstanding (diluted)	7,303,902	7,250,702	7,278,933	7,247,315

There were 62,939 shares and 150,609 shares included in the computation of common share equivalents for the three and six months ended June 30, 2015 and 2014, respectively, because the average fair value of the shares was greater than the exercise price.

DCB Financial Corp

Notes to Consolidated Financial Statements

At June 30, 2015 and 2014, 14,985 and 45,727 of anti-dilutive shares, respectively, were excluded from the diluted weighted average common share calculations.

Stock-Based Compensation

Compensation cost is recognized for restricted stock awards issued to employees and directors based on the fair value of these awards at the date of grant. The market price of the Company’s common shares at the date of grant is used to determine the fair value for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

During the first quarter of 2015, awards for 53,640 restricted shares were granted under the Company’s 2014 Restricted Stock Plan. The awards vest ratably over a five-year period. There were no grants of restricted shares in the second quarter of 2015 and in the six months ended June 30, 2014. There were 95,085 and 41,445 unvested restricted shares at June 30, 2015 and December 31, 2014, respectively.

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

The procedures for assessing the adequacy of the allowance for loan losses reflect the Company’s evaluation of credit risk after careful consideration of all information available to the Company. In developing this assessment, the Company must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

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

DCB Financial Corp

Notes to Consolidated Financial Statements

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

Note 2 – Securities

As of June 30, 2015:

The amortized cost and estimated fair values of securities available-for-sale were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$14,444	$46	$(97)	$14,393
Corporate bonds	4,962	27	(17)	4,972
States and municipal obligations	22,275	343	(142)	22,476
Collateralized mortgage obligations	20,284	70	(82)	20,272
Mortgage-backed securities	16,264	622	(24)	16,862
Total	$78,229	$1,108	$(362)	$78,975

DCB Financial Corp

Notes to Consolidated Financial Statements

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

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014 (dollars in thousands):

	At June 30, 2015
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	5	$3,863	$26	2	$1,925	$71	7	$5,788	$97
Corporate bonds	3	1,048	9	3	1,406	8	6	2,454	17
State and municipal obligations	10	3,413	102	3	1,303	40	13	4,716	142
Collateralized mortgage obligations	10	5,450	31	4	3,399	51	14	8,849	82
Mortgage-backed securities and other	2	1,813	24	—	—	—	2	1,813	24
Total temporarily impaired securities	30	$15,587	$192	12	$8,033	$170	42	$23,620	$362

	At December 31, 2014
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	3	$2,488	$9	4	$4,446	$79	7	$6,934	$88
Corporate bonds	1	503	1	4	1,664	21	5	2,167	21
State and municipal obligations	8	2,699	18	4	1,915	51	12	4,614	69
Collateralized mortgage obligations	9	5,649	21	4	3,649	85	13	9,298	106
Mortgage-backed securities and other	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	21	$11,339	$49	16	$11,674	$236	37	$23,013	$284

DCB Financial Corp

Notes to Consolidated Financial Statements

The unrealized losses on the Company’s investments in U.S. Government and agency obligations, state and political subdivision obligations, corporate bonds and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be OTTI at June 30, 2015 or December 31, 2014.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

There were no sales of securities in the six months ended June 30, 2015. Gross losses on the sale of securities were $140,000 in the first quarter of 2014. There were no sales of securities in the three months ended June 30, 2014.

At June 30, 2015, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of all debt securities at June 30, 2015, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Available-for-sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,524	$2,535
Due after one to five years	17,681	17,805
Due after five to ten years	21,773	21,910
Due after ten years	19,987	19,863
Mortgage-backed and related securities	16,264	16,862
Total	$78,229	$78,975

Securities with a fair value of $68.6 million at June 30, 2015 were pledged to secure public deposits and other obligations.

Note 3 – Loans

At June 30, 2015 and December 31, 2014, loans were comprised of the following (in thousands):

	June 30, 2015	December 31, 2014

Consumer and credit card	$39,403	$37,507
Commercial and industrial	102,754	106,222
Commercial real estate	105,615	111,851
Residential real estate and home equity	134,090	129,650
Subtotal	381,862	385,230
Add: Net deferred loan origination fees	302	214

Total loans receivable	$382,164	$385,444

DCB Financial Corp

Notes to Consolidated Financial Statements

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

	Three months ended June 30, 2015
	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total
Beginning balance	$183	$1,037	$2,317	$268	$284	$4,089
Charge-offs	(17)	(1)	(16)	(44)	—	(78)
Recoveries	31	52	12	58	—	153
Provision	(25)	(53)	(118)	33	163	—

Ending balance	$172	$1,035	$2,195	$315	$447	$4,164

DCB Financial Corp

Notes to Consolidated Financial Statements

	Six months ended June 30, 2015
	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total
Beginning balance	$190	$1,132	$2,376	$268	$270	$4,236
Charge-offs	(59)	(311)	(64)	(73)	—	(507)
Recoveries	59	140	19	67	—	285
Provision	(18)	74	(136)	53	177	150

Ending balance	$172	$1,035	$2,195	$315	$447	$4,164

Allowance allocated to:
Individually evaluated for impairment	$—	$139	$850	$—	$—	$989
Collectively evaluated for impairment	172	896	1,345	315	447	3,175

Ending balance	$172	$1,035	$2,195	$315	$447	$4,164

Loans:
Individually evaluated for impairment	$485	$2,162	$8,425	$766	$—	$11,838
Collectively evaluated for impairment	38,918	100,592	97,190	133,324	—	370,024

Ending balance	$39,403	$102,754	$105,615	$134,090	$—	$381,862

	Three months ended June 30, 2014
	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total
Beginning balance	$246	$2,073	$2,675	$178	$173	$5,345
Charge-offs	(22)	—	(709)	(115)	—	(846)
Recoveries	28	5	30	6	—	69
Provision	(91)	(660)	515	151	85	—

Ending balance	$161	$1,418	$2,511	$220	$258	$4,568

DCB Financial Corp

Notes to Consolidated Financial Statements

	Six months ended June 30, 2014
	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total
Beginning balance	$301	$3,231	$2,973	$219	$—	$6,724
Charge-offs	(68)	(1,193)	(868)	(129)	—	(2,258)
Recoveries	59	10	114	16	—	199
Provision	(131)	(630)	389	114	258	—
Transferred to loans held for sale	—	—	(97)	—	—	(97)

Ending balance	$161	$1,418	$2,511	$220	$258	$4,568

Allowance allocated to:
Individually evaluated for impairment	$—	$473	$1,328	$—	$—	$1,801
Collectively evaluated for impairment	161	945	1,183	220	258	2,767

Ending balance	$161	$1,418	$2,511	$220	$258	$4,568

Loans:
Individually evaluated for impairment	$—	$2,878	$12,247	$—	$—	$15,125
Collectively evaluated for impairment	34,102	102,081	90,811	114,038	—	341,032

Ending balance	$34,102	$104,959	$103,058	$114,038	$—	$356,157

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

DCB Financial Corp

Notes to Consolidated Financial Statements

The following presents by class, information related to the Company’s impaired loans as of June 30, 2015, December 31, 2014, and June 30, 2014 (in thousands).

	At June 30, 2015			Period ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three months Average Recorded Investment	Three months Interest Income Recognized	Six months Average Recorded Investment	Six months Interest Income Recognized
With No Related Allowance Recorded
Consumer and credit card	$485	$485	$-	$488	$7	$468	$14
Commercial and industrial	933	933	-	1,138	8	1,202	18
Commercial real estate	630	630	-	225	10	477	16
Residential real estate and home equity	766	766	-	627	2	444	8

With Allowance Recorded
Commercial and industrial	$1,229	$1,307	$139	$1,095	$17	$956	$33
Commercial real estate	7,795	7,795	850	8,123	133	8,236	265

Total
Consumer and credit card	$485	$485	$-	$488	$7	$468	$14
Commercial and industrial	2,162	2,240	139	2,233	25	2,158	51
Commercial real estate	8,425	8,425	850	8,348	143	8,713	281
Residential real estate and home equity	766	766	-	627	2	444	8

Total	$11,838	$11,916	$989	$11,696	$177	$11,783	$354

DCB Financial Corp

Notes to Consolidated Financial Statements

	At December 31, 2014			Period ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three months Average Recorded Investment	Three months Interest Income Recognized	Six months Average Recorded Investment	Six months Interest Income Recognized
With No Related Allowance Recorded
Consumer and credit card	$455	$455	$-	$219	$7	$110	$7
Commercial and industrial	1,288	1,288	-	2,131	16	1,783	35
Commercial real estate	1,088	1,088	-	8,931	117	9,373	266

With Allowance Recorded
Consumer and credit card	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial	740	817	256	1,137	9	2,636	21
Commercial real estate	8,602	8,602	1,042	4,517	33	5,006	106

Total
Consumer and credit card	$455	$455	$-	$219	$7	$110	$7
Commercial and industrial	2,028	2,105	256	3,268	25	4,419	56
Commercial real estate	9,690	9,690	1,042	13,448	150	14,379	372

Total	$12,173	$12,250	$1,298	$16,935	$182	$18,908	$435

The allowance for impaired loans is included in the Company’s overall allowance for loan losses. The provision necessary to increase this allowance is included in the Company’s overall provision for losses on loans.

Loans on non-accrual status at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Consumer and credit card	$67	$120
Commercial and industrial	593	632
Commercial real estate	31	298
Residential real estate and home equity	766	334

Total	$1,457	$1,384

DCB Financial Corp

Notes to Consolidated Financial Statements

Credit Quality Indicators

Corporate risk exposure by risk profile was as follows at June 30, 2015 (in thousands):

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$98,286	$92,034
Vulnerable-5	995	4,800
Substandard-6	3,473	8,781
Doubtful-7	—	—
Loss-8	—	—

Total	$102,754	$105,615

Corporate risk exposure by risk profile was as follows at December 31, 2014 (in thousands):

Category	Commercial and Industrial	Commercial Real Estate

Pass-1-4	$100,961	$96,217
Vulnerable-5	823	6,146
Substandard-6	4,438	9,488
Doubtful—7	—	—
Loss-8	—	—

Total	$106,222	$111,851

Risk Category Descriptions

Risk Grade 1                   Prime

Loans secured by DCB liquid assets.

Risk Grade 2                   Good

Loans of above average quality exhibiting high liquidity, debt capacity and coverage. Management is strong with depth and financial statements are generally of reviewed or audited quality from a CPA firm. The character and repayment ability of the borrowers/guarantors are excellent and industry expertise is considered superior.

Risk Grade 3                   Average

Loans of average quality meeting normal credit standards. Asset quality, liquidity, debt capacity and coverage are satisfactory and management experience is considered adequate with no pronounced weaknesses. Financial statements are considered consistent and reliable.

Risk Grade 4                   Acceptable

Loans of acceptable quality and demonstrating more than average risk. Loans generally characterized by limited excess liquidity and limited additional debt capacity. Management may lack sufficient depth or capacity. Start-up businesses, participation purchases, and loans of perceived higher risk may also be assigned this grade until a proven track record is developed. Financial statements are generally of acceptable quality and/or projection based. Certain loans in this category may warrant additional monitoring if weaknesses and/or deficiencies persist or worsen.

DCB Financial Corp

Notes to Consolidated Financial Statements

Risk Grade 5                   Special Mention

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

Risk Grade 6                   Substandard

Loans that are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Risk Grade 7                   Doubtful

Loans that have all the weaknesses inherent in a Substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Specific pending factors may strengthen the credit, therefore deferring a Loss classification.

Risk Grade 8                   Loss

Loans are considered uncollectible and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

Consumer Risk

Consumer risk based on payment activity at June 30, 2015 is as follows (in thousands).

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$39,336	$133,324
Non-performing	67	766

Total	$39,403	$134,090

Consumer risk based on payment activity at December 31, 2014 is as follows (in thousands).

Payment Category	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$37,387	$128,836
Non-Performing	120	814
Total	$37,507	$129,650

DCB Financial Corp

Notes to Consolidated Financial Statements

Age Analysis of Past Due Loans

The following table presents past due loans aged as of June 30, 2015 (in thousands).

Category	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Consumer and credit card	$60	$22	$67	$149	$39,254	$39,403	$—
Commercial and industrial	135	—	—	135	102,619	102,754	—
Commercial real estate	202	—	475	677	104,938	105,615	475
Residential real estate and home equity	63	—	477	540	133,549	134,090	—

Total	$460	$22	$1,019	$1,501	$380,360	$381,862	$475

The following table presents past due loans aged as of December 31, 2014 (in thousands).

Category	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing

Consumer and credit card	$66	$7	$120	$193	$37,314	$37,507	$—
Commercial and industrial	68	—	—	68	106,154	106,222	—
Commercial real estate	49	—	306	355	111,496	111,851	—
Residential real estate and home equity	220	30	642	892	128,758	129,650	480
Total	$403	$37	$1,068	$1,508	$383,722	$385,230	$480

Troubled Debt Restructurings

Information regarding Troubled Debt Restructuring (“TDR”) loans for the three month period ended June 30, 2015 and 2014 is as follows (dollars in thousands):

	For the three months ended June 30,
	2015		2014
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	6	$93	—	$—
Commercial and industrial	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate and home equity	—	—	—	—

Total	6	$93	—	$—

DCB Financial Corp

Notes to Consolidated Financial Statements

	For the six months ended June 30,
	2015		2014
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	6	$93	—	$—
Commercial and industrial	—	—	1	198
Commercial real estate	—	—	—	—
Residential real estate and home equity	—	—	—	—

Total	6	$93	1	$198

The following presents by class loans modified in a TDR that subsequently defaulted within twelve months of the modification (i.e. 60 days or more past due) during the three and six month periods ended June 30, 2015 and 2014 (dollars in thousands).

	For the three months ended June 30,
	2015		2014
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and credit card	—	$—	—	$—
Commercial and industrial	—	—	2	201
Commercial real estate	—	—	1	479
Residential real estate and home equity	—	—	—	—

Total	—	$—	3	$680

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

	For the six months ended June 30,
	2015		2014
	Number of Contracts	Recorded Investment as of period end (1)	Number of Contracts	Recorded Investment as of period end (1)
Consumer and credit card	—	$—	—	$—
Commercial and industrial	—	—	2	201
Commercial real estate	—	—	1	479
Residential real estate and home equity	—	—	—	—

Total	—	$—	3	$680

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

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

DCB Financial Corp

Notes to Consolidated Financial Statements

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

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At June 30, 2015 and December 31, 2014, the fair value of loan commitments was not material.

DCB Financial Corp

Notes to Consolidated Financial Statements

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments are as follows at June 30, 2015 and December 31, 2014 (in thousands):

	At June 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$47,393	$47,393	$47,393	$—	$—
Securities available-for-sale	78,975	78,975	—	78,975	—
Loans (net of allowance)	378,000	379,316	—	—	379,316
FHLB stock	3,250	3,250	—	3,250	—
Accrued interest receivable	1,461	1,461	—	—	1,461

Financial liabilities
Non-interest-bearing deposits	$118,114	$118,114	—	$118,114	—
Interest-bearing deposits	352,411	352,474	—	352,474	—
FHLB advances	4,719	4,719	—	4,719	—
Accrued interest payable	66	66	—	—	66

	At December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,274	$21,274	$21,274	$—	$—
Securities available-for-sale	75,909	75,909	—	75,909	—
Loans (net of allowance)	381,208	381,224	—	—	381,224
FHLB stock	3,250	3,250		3,250	—
Accrued interest receivable	1,234	1,234	—	—	1,234

Financial liabilities
Non-interest-bearing deposits	$111,022	$111,022	$—	$111,022	$—
Interest-bearing deposits	342,170	342,318	—	342,318	—
FHLB advances	11,808	11,808	—	11,808	—
Accrued interest payable	36	36	—	—	36

DCB Financial Corp

Notes to Consolidated Financial Statements

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014 (in thousands):

	At June 30, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government and agency obligations	$14,393	$—	$14,393	$—
Corporate bonds	4,972	—	4,972	—
State and municipal obligations	22,476	—	22,476	—
Collateralized mortgage obligations	20,272	—	20,272	—
Mortgage-backed securities	16,862	—	16,862	—
Total	$78,975	$—	$78,975	$—

	At December 31, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. Government and agency obligations	$11,545	$—	$11,545	$—
Corporate bonds	4,987	—	4,987	—
State and municipal obligations	21,657	—	21,657	—
Collateralized mortgage obligations	19,580	—	19,580	—
Mortgage-backed securities	18,140	—	18,140	—
Total	$75,909	$—	$75,909	$—

DCB Financial Corp

Notes to Consolidated Financial Statements

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired loans

At June 30, 2015 and December 31, 2014, impaired loans consisted primarily of loans secured by non-residential and commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014 (in thousands).

	At June 30, 2015
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$11,838	$—	$—	$11,838
Real estate owned	807	—	—	807

	At December 31, 2014
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$12,173	—	—	$12,173
Real estate owned	1,111	—	—	1,111

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

Overview of the second quarter of 2015

•	Total assets were $541.6 million at June 30, 2015, compared with $515.4 million at December 31, 2014.

•	Total loans were $382.2 million at June 30, 2015, compared with $385.4 million at December 31, 2014.

•	Total deposits were $470.5 million at June 30, 2015, compared with $453.2 million at December 31, 2014.

•	Net income was $144,000 for the three months ended June 30, 2015, compared with $37,000 for the year-ago quarter and $239,000 for the first quarter of 2015. For the six months ended June 30, 2015, net income was $383,000, compared with $156,000 for the first half of 2014.

•	Net income per diluted share was $0.02 for the three months ended June 30, 2015, compared with $0.01 for the year-ago quarter and $0.03 for the first quarter of 2015. Net income per diluted share was $0.05 for the six months ended June 30, 2015 compared with $0.02 per share for the same period in 2014.

•	Net interest income was $4.2 million for the three months ended June 30, 2015, compared with $4.0 million for the year-ago quarter and $4.2 million for the first quarter of 2015. Net interest income was $8.3 million for the six months ended June 30, 2015, compared with $8.0 million for the first half of 2014.

•	The net interest margin was 3.40% in the second quarter of 2015, compared with 3.51% in the year-ago quarter and 3.50% in the first quarter of 2015. The net interest margin was 3.45% in the first half of 2015, compared with 3.49% in the year-ago period.

•	There was no provision for loan losses recorded in the second quarter of 2015, compared with a provision for loan losses of $150,000 in the first quarter of 2015. There was no provision for loan losses recorded in the three months and six months ended June 30, 2014.

•	Non-interest income was 22.2% and 21.9% of total revenue in the three months and six months ended June 30, 2015, respectively, compared to 21.8% and 22.0%, in the three months and six months ended June 30, 2014, respectively.

•	Our efficiency ratio was 97.3% and 95.0% in the three months and six months ended June 30, 2015, respectively, compared to 96.2% and 97.4% in the three months and six months ended June 30, 2014, respectively.

•	Total non-performing assets (including TDR’s) were $11.8 million or 2.18% of total assets at June 30, 2015, compared to $11.8 million, or 2.26% of total assets, at March 31, 2015 and $12.6 million, or 2.45% of total assets, at December 31, 2014.

•	Total non-performing assets (excluding TDR’s) were $2.7 million or 0.51% of total assets at June 30, 2015, compared to $2.2 million or 0.42% of total assets at March 31, 2015 and $3.0 million or 0.58% at December 31, 2014.

Comparison of Results of Operations

General

Net income was $144,000 or $0.02 per diluted share for the three months ended June 30, 2015, compared to net income of $37,000 or $0.01 per diluted share for the same period in 2014 and to net income of $239,000 or $0.03 per diluted share in the first quarter of 2015. The increase in net income in the second quarter compared to the year-ago quarter resulted from a $196,000 increase in net interest income and an increase of $184,000 in non-interest income, which offset a $273,000 increase in non-interest expenses. During the second quarter of 2015, the Company recorded a $175,000 one-time expense accrual for refunds of certain fees charged to a small segment of deposit customers between 2011 and 2015.

Net income was $383,000 or $0.05 per diluted share for the six months ended June 30, 2015, compared to net income of $156,000 or $0.02 per diluted share for the same period in 2014. Increases of $389,000 in net interest income and $151,000 in non-interest income during the first six months of 2015 offset a $150,000 increase in the provision for loan losses and a $163,000 increase in non-interest expenses.

Net Interest Income

Net interest income totaled $4.2 million in the quarter ended June 30, 2015, compared with $4.0 million in the year-ago quarter and $4.2 million in the first quarter of 2015. The net interest margin was 3.40% in the second quarter of 2015, compared to 3.51% in the year-ago quarter and 3.50% in the first quarter of 2015. The decline in the net interest margin resulted primarily from the effect of higher interest-bearing cash balances, with yields averaging 0.25%.

Total average interest-earning assets were $491.1 million in the second quarter of 2015, which was an increase of $37.7 million or 8.3% from the year-ago quarter and was an increase of $6.2 million compared with the first quarter of 2015. Average loans outstanding in the second quarter were up $21.3 million compared to the year-ago quarter, but were down $3.1 million compared with the first quarter of 2015 as nearly all of the $4.9 million increase in outstanding loan balances that occurred during the second quarter occurred in the month of June. Total average loans were 77.0% of total average interest-earning assets in the second quarter of 2015, compared with 78.7% in the year-ago quarter and 78.6% in the first quarter of 2015.

Total average interest-bearing deposit balances increased $27.1 million in the second quarter of 2015 compared to the year-ago quarter, with an increase of $33.1 million in the average balances of lower-costing interest-bearing demand, savings and money market accounts (transaction accounts) offsetting a decrease in the average balance of time deposits of $6.0 million. Transaction accounts comprised 78.9% of total interest-bearing deposits in the second quarter of 2015, compared to 75.4% in the year-ago quarter and 78.5% in the first quarter of 2015.

Net interest income totaled $8.3 million in the first half 2015, which was an increase of $389,000 or 4.9% compared with $8.0 million in the year-ago period. The net interest margin was 3.45% for the six months ended June 30, 2015, compared with 3.49% in the year-ago period.

Total average interest-earning assets were $487.9 million in the first half of 2015, which was an increase of $27.5 million or 6.0% from the first half of 2014. Average loans outstanding in the first half of 2015 increased $20.9 million compared to the year-ago period, and totaled 77.8% of total interest-earning assets in the six months ended June 30, 2015, compared with 77.9% in the six months ended June 30, 2014.

The average balance in time deposits decreased $7.9 million in the first half of 2015 compared with the year-ago period, while the average balances in lower-costing interest-bearing demand, savings and money market accounts increased $28.9 million. Transaction accounts comprised 78.7% of total interest-bearing deposits in the first half of 2015, compared to 75.1% in the first half of 2014.

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

	Three months ended June 30,
	2015			2014
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Federal funds sold and other short term	$28,466	$19	0.27%	$13,566	$9	0.28%
Taxable securities	77,772	415	2.11	75,337	453	2.41
Tax-exempt securities	6,842	67	3.88	7,853	81	4.14
Loans	377,985	3,953	4.17	356,678	3,719	4.14
Total interest-earning assets	491,065	4,454	3.61	453,434	4,262	3.74

Non-interest-earning assets	41,239			40,778

Total assets	$532,304			$494,212

Interest-bearing liabilities:
Interest-bearing demand, savings and money market accounts	$282,728	$167	0.24%	$249,645	$155	0.25%
Certificates of deposit	75,384	92	0.49	81,415	108	0.53
Total deposits	358,112	259	0.29	331,060	263	0.34
Borrowed funds	4,765	36	2.97	4,894	36	2.94

Total interest-bearing liabilities	362,877	295	0.33	335,954	299	0.37

Non-interest-bearing liabilities:
Demand deposits	119,440			109,486
Other liabilities	3,163			3,043
Shareholders’ equity	46,824			45,729

Total liabilities and shareholders’ equity	$532,304			$494,212

Net interest income; interest rate spread		$4,159	3.28%		$3,963	3.37%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.40%			3.51%

Average interest-earning assets to average interest-bearing liabilities	135.33%			134.97%

	Six months ended June 30,
	2015			2014
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	balance	paid	rate	balance	paid	rate
Interest-earning assets:
Federal funds sold and other short term	$24,128	$29	0.24%	$17,635	$23	0.26%
Taxable securities	77,457	852	2.22	76,224	998	2.43
Tax-exempt securities	6,846	135	3.97	7,924	90	4.14
Loans	379,553	7,905	4.19	358,663	7,456	4.14
Total interest-earning assets	487,984	8,921	3.68	460,446	8,567	3.75

Non-interest-earning assets	41,710			40,803

Total assets	$529,694			$501,249

Interest-bearing liabilities:
Interest-bearing demand, savings and money market accounts	$280,976	$325	0.23%	$252,126	$306	0.27%
Certificates of deposit	75,898	184	0.49	83,796	237	0.57
Total deposits	356,874	509	0.29	335,922	543	0.34
Borrowed funds	5,564	71	2.56	5,086	72	2.85

Total interest-bearing liabilities	362,438	580	0.32	341,008	615	0.36

Non-interest-bearing liabilities:
Demand deposits	116,271			110,490
Other liabilities	4,270			4,578
Shareholders’ equity	46,715			45,173

Total liabilities and shareholders’ equity	$529,694			$501,249

Net interest income; interest rate spread		$8,341	3.36%		$7,952	3.39%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.45%			3.49%

Average interest-earning assets to average interest-bearing liabilities	134.64%			135.02%

Asset Quality and Allowance for Loan Losses

Delinquent loans (including non-accrual loans) totaled $2.4 million or 0.63% of total loans at June 30, 2015, compared to $2.0 million or 0.53% of total loans at March 31, 2015 and $2.3 million or 0.58% of total loans at December 31, 2014. Non-accrual loans totaled $1.5 million or 0.38% of total loans at June 30, 2015, compared to $1.1 million or 0.30% of total loans at March 31, 2015 and $1.4 million or 0.36% of total loans at December 31, 2014.

Delinquent loans	June 30, 2015		March 31, 2015		December 31, 2014
	$	%(1)	$	%(1)	$	%(1)
	(Dollars in thousands)
30 days past due	$460	0.12%	$250	0.07%	$336	0.09%
60 days past due	22	0.01%	498	0.13%	37	0.01%
90 days past due and still accruing	475	0.12%	105	0.03%	480	0.12%
Non-accrual	1,457	0.38%	1,130	0.30%	1,384	0.36%
Total	$2,414	0.63%	$1,983	0.53%	$2,327	0.58%

(1) As a percentage of total loans, excluding deferred costs

Non-performing assets were $11.8 million or 2.18% of total assets at June 30, 2015, compared with $11.8 million or 2.26% of total assets at March 31, 2015 and $12.6 million or 2.45% of total assets at December 31, 2014. Troubled debt restructurings (“TDR’s”) which are performing in accordance with the restructured terms and accruing interest, though they are included in non-performing assets, were $9.1 million at June 30, 2015, and $9.6 million at both March 31, 2015 and December 31, 2014.

The following table represents information concerning the aggregate amount of non-performing assets:

Non-performing assets	June 30, 2015	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Non-accruing loans:
Consumer loans and credit cards	$67	$118	$120
Commercial and industrial	593	612	632
Commercial real estate	31	60	298
Residential real estate loans and home equity	766	340	334
Total non-accruing loans	1,457	1,130	1,384
Accruing loans delinquent 90 days or more	475	105	480
Total non-performing loans (excluding TDR’s)	1,932	1,235	1,864

Other real estate and repossessed assets	807	940	1,111
Total non-performing assets (excluding TDR’s)	$2,739	$2,175	$2,975

Troubled debt restructurings(1)	$9,068	$9,575	$9,633
Total non-performing loans (including TDR’s)	$11,000	$10,810	$11,497
Total non-performing assets (including TDR’s)	$11,807	$11,750	$12,608

(1) TDR’s that are in compliance with their modified terms and accruing interest.

Net recoveries of previously charged-off loans totaling $75,000 were recorded in the second quarter of 2015, compared to net charge-offs of $777,000 or 0.87% (annualized) of average loans in the year-ago quarter, and net charge-offs of $297,000 or 0.31% (annualized) of average loans in the first quarter of 2015.

Net charge-offs were $222,000 or 0.12% (annualized) of average loans in the first half of 2015, compared to net charge-offs of $2.1 million or 1.15% (annualized) of average loans in the first half of 2014. Three relationships comprised nearly all of the charge-offs in the first half of 2014, which were charged against specific allowance allocations established in the fourth quarter of 2013.

There was no provision for loan losses recorded in the second quarter of 2015, compared with a provision for loan losses of $150,000 in the first quarter of 2015. There was no provision for loan losses recorded in the three months and six months ended June 30, 2014.

The allowance for loan losses was $4.2 million at June 30, 2015, compared to $4.1 million at March 31, 2015 and $4.2 million at December 31, 2014. The ratio of the allowance for loan losses to total loans was 1.09% at June 30, 2015, compared with 1.08% at March 31, 2015 and 1.10% at December 31, 2014. The ratio of the allowance for loan losses to non-performing loans (including TDR’s) was 38.2% at June 30, 2015, compared to 37.8% at March 31, 2015 and 38.5% at December 31, 2014. The ratio of the allowance for loan losses to non-accrual loans was 286% at June 30, 2015, compared to 362% at March 31, 2015 and 306% at December 31, 2014.

We assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for loan losses and the required provision expense each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for credit losses, such as the allowance as a percentage of total loans, the allowance as a percentage of non-performing loans and the provision expense as a percentage of net charge-offs. This portion of the allowance has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors. At June 30, 2015, $447,000 or 10.8% of the allowance for credit losses was considered to be “unallocated,” compared to $284,000 or 6.9% of the allowance for loan losses, at March 31, 2015 and $270,000 or 6.4% of the allowance for loan losses, at December 31, 2014.

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off and additions to the allowance, which have been charged to expense (in thousands).

Allowance for loan losses	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Allowance for loan losses, beginning of period	$4,089	$5,345	$4,236	$6,724

Loans charged-off	(78)	(846)	(507)	(2,258)
Recoveries of loans previously charged-off	153	69	285	199
Net loans charged-off	75	(777)	(222)	(2,059)
Allowance related to loans transferred to held-for-sale	—	—	—	(97)
Provision for loan losses	—	—	150	—
Allowance for loan losses, end of period	$4,164	$4,568	$4,164	4,568

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Service charges	$500	$489	$11	2.3%	$952	$1,000	$(48)	(4.8)%
Wealth management income	399	378	21	5.6%	779	671	108	16.1%
Treasury management fees	64	59	5	8.5%	122	115	7	6.1%
Income from Bank-owned life insurance	165	164	1	0.6%	408	402	6	1.5%
Loss on loans held for sale	—	(114)	114	(100.0)%	—	(357)	357	(100.0)%
Net (loss) gain on sale of REO	(11)	(4)	(7)	175.0%	1	(4)	5	(125.0)%
Loss on sale of securities available for sale	—	—	—	0.0%	—	(140)	140	(100.0)%
Gain on sale of branch	—	—	—	0.0%	—	438	(438)	(100.0)%
Other non-interest income	63	24	39	162.5%	76	62	14	22.6%
Total non-interest income	$1,180	$996	$184	18.5%	$2,338	$2,187	$151	6.9%

Non-interest income was $1.2 million in the second quarter of 2015, compared to $996,000 in the second quarter of 2014 and $1.2 million in the first quarter of 2015. Non-interest income for the second quarter of 2014 was negatively impacted by losses of $114,000 on loans held-for-sale. The rest of the increase in non-interest income in the second quarter of 2015 compared with the year-ago period resulted from increases in service charges, wealth management income and treasury management fees.

Non-interest income was $2.3 million in the first half of 2015, compared to $2.2 million in the first half of 2014.

Non-interest income (net of non-recurring items in the year-ago quarter) accounted for 22.2% of total revenue in the second quarter of 2015, compared with 21.8% in the year-ago quarter and 21.5% in the first quarter of 2015. Non-interest income accounted for 21.9% of total revenue in the first half of 2015, compared with 22.0% in the year-ago period.

Non-interest Expense

The following table sets forth certain information on non-interest expenses for the periods indicated (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and benefits	$2,819	$2,712	$107	3.9%	$5,531	$5,490	$41	0.8%
Occupancy and equipment	1,023	921	102	11.1%	1,986	1,808	178	9.9%
Professional services	284	197	87	44.2%	637	617	20	3.2%
Advertising	141	77	64	83.1%	249	158	91	57.6%
Office supplies, postage and courier	72	89	(17)	(19.1)%	151	184	(33)	(17.9)%
FDIC insurance premium	97	172	(75)	(43.6)%	207	340	(133)	(39.1)%
State franchise taxes	75	67	8	11.9%	150	132	18	13.6%
Other non-interest expense	684	687	(3)	(0.4)%	1,235	1,254	(19)	(1.5)%
Total non-interest expenses	$5,195	$4,922	$273	5.6%	$10,146	$9,983	$163	1.6%

Non-interest expenses were $5.2 million for the second quarter of 2015, compared with $4.9 million in the year-ago quarter and $5.0 million for the first quarter of 2015. The Company’s efficiency ratio was 97.3% in the second quarter of 2015, compared with 96.2% in the year-ago quarter, and 92.9% in the first quarter of 2015.

Non-interest expenses were $10.1 million in the first half of 2015, compared to $10.0 million in the first half of 2014. The Company’s efficiency ratio was 95.0% for the first half of 2015, compared to 97.4% in the year-ago period.

Income Taxes

We had net deferred tax assets totaling $10.2 million and $10.4 million at June 30, 2015 and December 31, 2014, respectively, of which the majority are attributable to net operating loss carry-forwards and timing differences between provision for loan losses and the charge-off of loans.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets were $541.6 million at June 30, 2015, compared with $520.7 million at March 31, 2015 and $515.4 million at December 31, 2014. Cash and cash equivalents increased $26.1 million since the end of 2014 due in large part to seasonal inflows of funds into the Company’s municipal accounts during the second quarter.

Securities

Investment securities totaled $79.0 million at June 30, 2015, compared with $75.9 million at December 31, 2014. Our portfolio was comprised primarily of investment grade securities. The breakdown of the securities portfolio at June 30, 2015 was 25.7% collateralized mortgage obligations, 21.4% government-sponsored entity guaranteed mortgage-backed securities, 28.4% municipal securities, 18.2% obligations of U.S. government agencies and 6.3% corporate bonds.

Loans

The following table sets forth the composition of our loan portfolio, at the dates indicated (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Loan portfolio composition
Consumer and credit card	$39,403	10.3%	$37,507	9.7%
Commercial and industrial	102,754	26.9%	106,222	27.6%
Commercial real estate	105,615	27.7%	111,851	29.0%
Real estate and home equity	134,090	35.1%	129,650	33.7%
Total loans	$381,862	100.0%	$385,230	100.0%

Net deferred loan costs	302		214
Allowance for loan losses	(4,164)		(4,236)
Net loans	$378,000		$381,208

Total loans were $382.2 million at June 30, 2015, compared with $377.2 million at March 31, 2015 and $385.4 million at December 31, 2014. The Company entered 2015 with a relatively light loan pipeline primarily due to seasonal factors and a large number of commercial loan closings in the fourth quarter of 2014. Growth in the Company’s commercial loan portfolios in the fourth quarter of 2014 totaled $9.8 million. In addition, prepayments and payoffs in the Company’s commercial loan portfolios were unusually high during the first quarter of 2015, including five relationships aggregating $5.7 million that paid off during the first quarter of 2015. Loan growth rebounded in the second quarter, with commercial and industrial loans and residential loans increasing $2.9 million and $2.4 million, respectively.

Deposits

Deposits totaled $470.5 million at June 30, 2015, compared with $453.2 million at December 31, 2014 and $464.8 million at March 31, 2015. Money market accounts increased $9.1 million in the first quarter of 2015 due primarily to seasonal inflows of municipal deposits.

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

Cash and cash equivalents totaled $47.4 million at June 30, 2015, compared to $21.3 million at December 31, 2014. Cash and equivalents represented 8.8% of total assets at June 30, 2015 and 4.1% of total assets at December 31, 2014. The Company has the ability to borrow funds from the FHLB and the Federal Reserve Bank should the Company need to supplement its future liquidity. Management believes the Company’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

Capital Resources

Shareholders’ equity increased $255,000 in the first half of 2015 to $47.5 million at June 30, 2015. Net income for the first half of 2015 of $383,000 was partially offset by a decrease in accumulated other comprehensive income due to a decrease in unrealized gains on securities available-for-sale. The Company’s consolidated tangible common equity to assets ratio was 8.80% at June 30, 2015.

The Bank’s Tier 1 leverage ratio was 8.63% and its total risk-based capital ratio was 13.83% at June 30, 2015, both of which were well above the 5.0% and 10.0% regulatory thresholds, respectively, required to be classified as a “well-capitalized” institution.

Beginning January 1, 2015, the capital requirements for our Company and the Bank changed as a result of the phase-in of certain changes to capital requirements for U.S. banking organizations. On July 2, 2013, the Federal Reserve Board voted to adopt final capital rules implementing Basel III requirements for U.S. banking organizations. The final rules establish an integrated regulatory capital framework to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier 1 Common) to risk-weighted assets and a Tier 1 Common capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios became effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019. The following table shows the phase-in of the Basel III regulatory capital levels from January 1, 2015 until January 1, 2019:

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

The Bank’s actual regulatory capital ratios and the minimum required capital ratios to be classified as well-capitalized are presented below as of June 30, 2015:

	Actual	Minimum ratios to be well-capitalized
Tier 1 leverage ratio	8.63%	6.00%
Common equity tier 1 capital ratio	12.68%	4.50%
Tier 1 risk-based capital ratio	12.68%	4.50%
Total risk-based capital ratio	13.83%	8.00%

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well-capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes		To be well-capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015
Total risk-based capital
Consolidated	$50,630	14.00%	$28,931	8.0%	N/A	N/A
Bank	$49,944	13.83%	$28,890	8.0%	$36,113	10.0%
Tier 1 capital
Consolidated	$46,466	12.84%	$14,475	4.0%	N/A	N/A
Bank	$45,780	12.68%	$14,442	4.0%	$21,662	6.0%
Leverage
Consolidated	$46,466	8.77%	$21,193	4.0%	N/A	N/A
Bank	$45,780	8.63%	$21,219	4.0%	$26,524	5.0%

As of December 31, 2014
Total risk-based capital
Consolidated	$50,656	13.88%	$29,197	8.0%	N/A	N/A
Bank	$49,602	13.56%	$29,264	8.0%	$36,580	10.0%
Tier-1 capital
Consolidated	$46,420	12.72%	$14,597	4.0%	N/A	N/A
Bank	$45,366	12.40%	$14,634	4.0%	$21,951	6.0%
Leverage
Consolidated	$46,420	9.21%	$20,161	4.0%	N/A	N/A
Bank	$45,366	9.00%	$20,163	4.0%	$25,203	5.0%

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings.

There are no matters required to be reported under this item.

Item 1A.	Risk Factors.

There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There are no matters required to be reported under this item.

Item 3.	Defaults upon Senior Securities.

There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures.

There are no matters required to be reported under this item.

Item 5.	Other Information.

There are no matters required to be reported under this item.

Item 6.	Exhibits.

Exhibits – The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp as amended, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on November 7, 2014 (File No. 000-22387).

3.2	Second Amended and Restated Code of Regulations of DCB Financial Corp, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on November 7, 2014 (File No. 000-22387).

31.1*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014 (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2015 and 2014 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flow for the three months ended June 30, 2015 and 2014 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended June 30, 2015 and 2014 (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP
(Registrant)

Dated: August 14, 2015	/s/ Ronald J. Seiffert
Ronald J. Seiffert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2015	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

