Form 10-Q
period 2015-09-30
DCB FINANCIAL CORP
filed 2015-11-13
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Yes ☐      No ☒

As of November 12, 2015, the latest practicable date, 7,280,290 of the registrant’s common shares, no par value, were issued and outstanding.

DCB Financial Corp

Part I – Financial Information
Item 1. Financial Statements
DCB Financial Corp
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
	(Dollars in thousands, except share and per share data)
Assets:
Cash and due from financial institutions	$6,883	$6,247
Interest-bearing deposits	28,148	15,027
Total cash and cash equivalents	35,031	21,274

Securities available-for-sale	82,019	75,909

Loans	380,290	385,444
Less allowance for loan losses	(4,206)	(4,236)
Net loans	376,084	381,208

Real estate owned	785	1,111
Investment in FHLB stock	3,250	3,250
Premises and equipment, net	5,178	10,016
Premises and equipment held-for-sale	4,771	—
Bank-owned life insurance	20,598	20,027
Deferred tax asset, net	10,383	—
Accrued interest receivable and other assets	3,635	2,587
Total assets	$541,734	$515,382

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest bearing	$123,870	$111,022
Interest bearing	351,037	342,170
Total deposits	474,907	453,192

Borrowings	4,711	11,808
Accrued interest payable and other liabilities	3,420	3,171
Total liabilities	483,038	468,171

Shareholders’ equity:
Preferred shares, no par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common shares, no par value, 17,500,000 shares authorized, 7,595,087 and 7,500,000 shares issued, and 7,280,290 and 7,233,795 shares outstanding for September 30, 2015 and December 31, 2014, respectively	16,412	16,064
Retained earnings	49,526	38,055
Treasury stock, at cost, 307,650 shares	(7,416)	(7,416)
Accumulated other comprehensive income	609	654
Deferred stock-based compensation	(435)	(146)
Total shareholders’ equity	58,696	47,211
Total liabilities and shareholders’ equity	$541,734	$515,382

See notes to the consolidated financial statements.
Common shares outstanding	7,280,290	7,233,795
Book value per common share	$8.05	$6.53

The accompanying notes are an integral part of the consolidated financial statements.

3.

DCB Financial Corp
Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$3,979	$3,775	$11,884	$11,231
Securities	473	494	1,460	1,582
Federal funds sold and interest bearing deposits	17	9	46	32
Total interest income	4,469	4,278	13,390	12,845

Interest expense:
Deposits:
Savings and money market accounts	153	147	445	416
Time accounts	88	104	272	341
NOW accounts	16	19	49	56
Total	257	270	766	813

FHLB advances	35	36	106	108
Total interest expense	292	306	872	921

Net interest income	4,177	3,972	12,518	11,924
Provision for loan losses	(150)	—	—	—
Net interest income after provision for loan losses	4,327	3,972	12,518	11,924

Non-interest income:
Service charges	523	485	1,475	1,485
Wealth management fees	438	420	1,217	1,091
Treasury management fees	81	58	203	173
Income from bank-owned life insurance	163	165	571	566
Losses on loans held for sale	—	(189)	—	(546)
Net losses on sales of REO	(19)	(69)	(20)	(73)
Net gains on the sale of securities available-for-sale	—	241	—	101
Gain on sale of branch	—	—	—	438
Other non-interest income	37	29	115	92
Total non-interest income	1,223	1,140	3,561	3,327

Non-interest expense:
Salaries and employee benefits	2,771	2,821	8,302	8,311
Occupancy and equipment	1,010	892	2,996	2,841
Professional services	405	366	1,042	983
Advertising	169	100	418	258
Office supplies, postage and courier	81	72	232	256
FDIC insurance premium	95	180	302	520
State franchise taxes	75	67	225	199
Other non-interest expense	544	564	1,779	1,677
Total non-interest expense	5,150	5,062	15,296	15,045

Income before income tax benefit	400	50	783	206
Income tax benefit	(10,688)	—	(10,688)	—
Net income	$11,088	$50	$11,471	$206

Share and Per Share Data
Basic average common shares outstanding	7,282,365	7,192,350	7,269,222	7,192,350
Diluted average common shares outstanding	7,302,174	7,249,194	7,288,237	7,242,431
Basic and diluted earnings per common share	$1.52	$0.01	$1.58	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

4.

DCB Financial Corp
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$11,088	$50	$11,471	$206

Other comprehensive income (loss):

Reclassification adjustment for realized gains included in net income in the three and nine months ended September 30, 2014, net of taxes of $82 and $34, respectively	—	(159)	—	(67)

Net unrealized gains (losses) on securities available-for-sale in the three months and nine months ended September 30, 2015 and 2014, net of taxes of $60, $(10), $(22), and $709, respectively	116	(20)	(45)	1,377

Reclassification of previously recognized non-credit other than temporary impairment on sale of security in the nine months ended September 30, 2014, net of taxes $(48)	—	—	—	(92)

Total other comprehensive income (loss)	116	(179)	(45)	1,218

Comprehensive income (loss)	$11,204	$(129)	$11,426	$1,424

The accompanying notes are an integral part of the consolidated financial statements.

5.

DCB Financial Corp
Consolidated Statements of Shareholders’ Equity (Unaudited)

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Total
	(Dollars in thousands)
Balance at January 1, 2014	7,192,350	$—	$15,771	$37,682	$(7,416)	$(774)	$—	$45,263
Net income	—	—	—	206	—	—	—	206
Other comprehensive income, net of taxes	—	—	—	—	—	1,218	—	1,218
Balance at September 30, 2014	7,192,350	$—	$15,771	$37,888	$(7,416)	$444	$—	$46,687

Balance at January 1, 2015	7,233,795	$—	$16,064	$38,055	$(7,416)	$654	$(146)	$47,211
Net income	—	—	—	11,471	—	—	—	11,471
Other comprehensive loss, net of taxes	—	—	—	—	—	(45)	—	(45)
Issuance of restricted stock	55,785	—	407	—	—	—	(407)	—
Forfeiture of restricted stock	(9,290)	—	(59)	—	—	—	59	—
Amortization of restricted stock	—	—	—	—	—	—	59	59
Balance at September 30, 2015	7,280,290	$—	$16,412	$49,526	$(7,416)	$609	$(435)	$58,696

The accompanying notes are an integral part of the consolidated financial statements.

6.

DCB Financial Corp
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities
Net income	$11,471	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	729	813
Deferred taxes, net	(10,688)	—
Loss on sale of securities available-for-sale	—	(101)
Loss on loans held-for-sale	—	546
Net loss on sale of real estate owned	20	73
Gain on sale of branch	—	(438)
Net stock-based compensation expense	132	147
Premium amortization on securities, net	790	823
Earnings on bank owned life insurance	(571)	(566)
Net changes in other assets and other liabilities	(545)	(1,653)
Net cash provided by (used in) operating activities	1,338	(150)

Cash flows from investing activities
Purchases of securities available-for-sale	(25,696)	(16,595)
Proceeds from maturities, principal payments and calls of securities available-for-sale	18,728	15,842
Proceeds from sales of securities available-for-sale	—	7,140
Net change in loans	5,124	(14,563)
Proceeds from sale of real estate owned	307	440
Net cash paid with sale of branch	—	(12,464)
Proceeds from redemption of FHLB stock	—	549
Premises and equipment expenditures	(662)	(322)
Proceeds from sale of loans	—	423
Net cash used in investing activities	(2,199)	(19,550)

Cash flows from financing activities
Net change in deposits	21,715	15,172
Repayment of borrowings	(7,097)	(22)
Net cash provided by financing activities	14,618	15,150

Net change in cash and cash equivalents	13,757	(4,550)
Cash and cash equivalents at beginning of period	21,274	25,357
Cash and cash equivalents at end of period	$35,031	$20,807

Supplemental disclosures of cash flow information
Cash paid during the period for interest on deposits and borrowings	$834	$994
Non-cash investing and financing activities:
Transfer of loans to real estate owned	$—	$509

The accompanying notes are an integral part of the consolidated financial statements.

7.

Note 1 – Summary of Significant Accounting Policies

Throughout this report, the terms “Company,” “DCB,” “we,” “our” and “us” refers to the consolidated entity of DCB Financial Corp and its wholly owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services LLC, DCB Insurance Services, Inc, and 110 Riverbend, LLC.

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

All adjustments, consisting of only normal recurring items, that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three and nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results anticipated for the year.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Weighted-average common shares outstanding (basic)	7,282,365	7,192,350	7,269,222	7,192,350
Dilutive effect of assumed exercise of stock options	19,809	56,844	19,015	50,081
Weighted-average common shares outstanding (diluted)	7,302,174	7,249,194	7,288,237	7,242,431

There were 61,339 shares and 124,622 shares included in the computation of common share equivalents for the three and nine months ended September 30, 2015 and 2014, respectively, because the average fair value of the shares was greater than the exercise price.

At September 30, 2015 and 2014, 14,985 and 45,727 of anti-dilutive shares, respectively, were excluded from the diluted weighted average common share calculations.

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

8.

Note 1 – Summary of Significant Accounting Policies, cont.

Awards for 2,145 restricted shares and 55,785 restricted shares were granted under the Company’s 2014 Restricted Stock Plan during the three months and nine months ended September 30, 2015, respectively. The awards vest ratably over a five-year period. Forfeitures of unvested restricted shares totaled 9,290 shares in the three months and nine months ended September 30, 2015. There were no grants or forfeitures of restricted shares in the nine months ended September 30, 2014. There were 87,940 and 41,445 unvested restricted shares at September 30, 2015 and December 31, 2014, respectively.

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

9.

Note 1 – Summary of Significant Accounting Policies, cont.

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

The allowance consists of both specific and general components. The specific component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the collateral value or value of expected discounted cash flows of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Management utilizes an average of a three year historical loss period. Management has the ability to adjust these loss rates by utilizing risk ratings based on current period trends. If current period trends differ either positively or negatively from the given weighted historical loss rates, adjustments can be made. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risking rating data.

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

10.

Note 1 – Summary of Significant Accounting Policies, cont.

Income Taxes

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

Note 2 – Securities

The amortized cost and estimated fair values of securities available-for-sale were as follows at the dates indicated (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$16,432	$64	$(27)	$16,469
Corporate bonds	4,220	34	(8)	4,246
States and municipal obligations	22,137	437	(93)	22,481
Collateralized mortgage obligations	22,316	63	(80)	22,299
Mortgage-backed securities	15,991	547	(14)	16,524
Total	$81,096	$1,145	$(222)	$82,019

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$11,602	$31	$(88)	$11,545
Corporate bonds	4,975	33	(21)	4,987
States and municipal obligations	21,303	423	(69)	21,657
Collateralized mortgage obligations	19,601	85	(106)	19,580
Mortgage-backed securities	17,438	702	—	18,140
Total	$74,919	$1,274	$(284)	$75,909

11.

Note 2 – Securities, cont.

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (dollars in thousands):

	September 30, 2015
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	2	$896	$1	2	$1,970	$26	4	$2,866	$27
Corporate bonds	2	552	3	3	1,405	5	5	1,957	8
State and municipal obligations	6	2,398	64	3	1,308	29	9	3,706	93
Collateralized mortgage obligations	16	10,349	43	4	3,288	37	20	13,637	80
Mortgage-backed securities and other	3	2,570	14	—	—	—	3	2,570	14
Total temporarily impaired securities	29	$16,765	$125	12	$7,971	$97	41	$24,736	$222

	December 31, 2014
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	3	$2,488	$9	4	$4,446	$79	7	$6,934	$88
Corporate bonds	1	503	1	4	1,664	21	5	2,167	21
State and municipal obligations	8	2,699	18	4	1,915	51	12	4,614	69
Collateralized mortgage obligations	9	5,649	21	4	3,649	85	13	9,298	106
Mortgage-backed securities and other	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	21	$11,339	$49	16	$11,674	$236	37	$23,013	$284

The unrealized losses on the Company’s investments in U.S. Government and agency obligations, state and political subdivision obligations, corporate bonds and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be OTTI at September 30, 2015 or December 31, 2014.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

There were no sales of securities in the nine months ended September 30, 2015. Gross gains on the sale of securities were $241,000 and $242,000 in the three months and nine months ended September 30, 2014. Gross losses on the sale of securities were $141,000 in the nine months ended September 30, 2014.

At September 30, 2015, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of all debt securities at September 30, 2015, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due in one year or less	$2,106	$2,112
Due after one to five years	19,678	19,862
Due after five to ten years	20,990	21,256
Due after ten years	22,331	22,265
Mortgage-backed and related securities	15,991	16,524
Total	$81,096	$82,019

Securities with a fair value of $72.4 million at September 30, 2015 were pledged to secure public deposits and other obligations.

12.

Note 3 – Loans

Loans were comprised of the following at the dates indicated (in thousands):

	September 30, 2015	December 31, 2014

Consumer and credit card	$40,689	$37,507
Commercial and industrial	99,498	106,222
Commercial real estate	103,891	111,851
Residential real estate and home equity	135,934	129,650
	380,012	385,230

Net deferred loan costs	278	214
Loans	$380,290	$385,444

Note 4 – Credit Quality

Allowance for Loan Losses

The Company’s methodology for estimating probable future losses on loans utilizes a combination of probability of loss by loan grade and loss given defaults for its portfolios. The probability of default is based on both market data from a third-party independent source and actual historical default rates within the Company’s portfolio. A loan is impaired when full payment of interest and principal under the original contractual loan terms is not expected. Commercial and industrial loans, commercial real estate, including construction and land development, and multi-family real estate loans are individually evaluated for impairment. If a loan is impaired, the loan amount exceeding fair value, based on the most current information available is reserved. Management has developed a process by which commercial and commercial real estate loan relationships with balances of $250,000 or greater are assigned an internal risk grade based on relevant information about the ability of the borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Borrower’s receiving an internal risk grade of substandard or doubtful are individually evaluated for impairment through a loan quality review (LQR). The LQR details the various attributes of the relationship and collateral and determines based on the most recent available information if a specific reserve needs to be applied and at what level. The LQR process for all loans meeting the specific review criteria is completed on a quarterly basis. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, such loans are not separately identified for impairment disclosures. This methodology recognizes portfolio behavior while allowing for reasonable loss ratios on which to estimate allowance calculations.

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

13.

Note 4 – Credit Quality, cont.

The tables below summarize activity in the allowance for loan losses for the periods indicated (in thousands).

	Three months ended September 30, 2015
	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total
Beginning balance	$172	$1,035	$2,195	$315	$447	$4,164
Charge-offs	(63)	—	—	—		(63)
Recoveries	50	157	18	30		255
Net (charge-offs) recoveries	(13)	157	18	30		192

Provision	—	(63)	(217)	156	(26)	(150)
Ending balance	$159	$1,129	$1,996	$501	$421	$4,206

	Three months ended September 30, 2014
	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total
Beginning balance	$161	$1,418	$2,511	$220	$258	$4,568
Charge-offs	(43)	(197)	(173)	(32)		(445)
Recoveries	31	4	11	7		53
Net charge-offs	(12)	(193)	(162)	(25)		(392)

Provision	28	1	(166)	88	49	—
Ending balance	$177	$1,226	$2,183	$283	$307	$4,176

	Nine months ended September 30, 2015
	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total
Beginning balance	$190	$1,132	$2,376	$268	$270	$4,236
Charge-offs	(122)	(311)	(64)	(73)		(570)
Recoveries	109	297	37	97		540
Net (charge-offs) recoveries	(13)	(14)	(27)	24		(30)

Provision	(18)	11	(353)	209	151	—
Ending balance	$159	$1,129	$1,996	$501	$421	$4,206

	Nine months ended September 30, 2014
	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total
Beginning balance	$301	$3,231	$2,973	$219	$—	$6,724
Charge-offs	(111)	(1,390)	(1,041)	(161)		(2,703)
Recoveries	90	14	125	23		252
Net charge-offs	(21)	(1,376)	(916)	(138)		(2,451)

Provision	(103)	(629)	223	202	307	—
Transferred to loans held for sale	—	—	(97)	—	—	(97)
Ending balance	$177	$1,226	$2,183	$283	$307	$4,176

14.

Note 4 – Credit Quality, cont.

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

The following presents by class, information related to the Company’s impaired loans as of the dates indicated (in thousands).

	At September 30, 2015			Period ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three months Average Recorded Investment	Three months Interest Income Recognized	Nine months Average Recorded Investment	Nine months Interest Income Recognized
With no related allowance recorded:
Consumer and credit card	$467	$467		$469	$7	$469	$19
Commercial and industrial	907	907		914	5	1,106	21
Commercial real estate	129	129		451	2	468	2
Residential real estate and home equity	679	679		733	—	552	8
	2,182	2,182		2,567	14	2,595	50

With an allowance recorded:
Commercial and industrial	$965	$1,043	$144	$1,134	$13	$1,016	$43
Commercial real estate	4,608	4,608	435	6,706	53	7,727	163
	5,573	5,651	579	7,840	66	8,743	206

Total:
Consumer and credit card	$467	$467	$—	$469	$7	$469	$19
Commercial and industrial	1,872	1,950	144	2,048	18	2,122	64
Commercial real estate	4,737	4,737	435	7,157	55	8,195	165
Residential real estate and home equity	679	679	—	733	—	552	8
Total	$7,755	$7,833	$579	$10,407	$80	$11,338	$256

	At December 31, 2014			Period ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three months Average Recorded Investment	Three months Interest Income Recognized	Nine months Average Recorded Investment	Nine months Interest Income Recognized
With no related allowance recorded:
Consumer and credit card	$455	$455		$462	$4	$474	$21
Commercial and industrial	1,288	1,288		1,306	24	1,624	35
Commercial real estate	1,088	1,088		6,372	57	8,373	92
	2,831	2,831		8,140	85	10,471	148

With an allowance recorded:
Commercial and industrial	740	817	256	1,016	23	2,096	33
Commercial real estate	8,602	8,602	1,042	5,369	285	5,127	452
	9,342	9,419	1,298	6,385	308	7,223	485

Total:
Consumer and credit card	$455	$455	$—	$462	$4	$474	$21
Commercial and industrial	2,028	2,105	256	2,322	47	3,720	68
Commercial real estate	9,690	9,690	1,042	11,741	342	13,500	544
Total	$12,173	$12,250	$1,298	$14,525	$393	$17,694	$633

15.

Note 4 – Credit Quality, cont.

The allocation of the allowance for loan losses summarized on the basis of the Company’s impairment methodology was as follows at the dates indicated (in thousands):

	Consumer and Credit card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
September 30, 2015
Individually evaluated for impairment	$—	$144	$435	$—	$579
Collectively evaluated for impairment	159	985	1,561	501	3,206
Allocated	$159	$1,129	$1,996	$501	3,785
Unallocated					421
					$4,206

December 31, 2014
Individually evaluated for impairment	$—	$256	$1,042	$—	$1,298
Collectively evaluated for impairment	190	876	1,334	268	2,668
Allocated	$190	$1,132	$2,376	$268	3,966
Unallocated					270
					$4,236

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology at the dates indicated was as follows (in thousands):

	Consumer and Credit card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
September 30, 2015
Individually evaluated for impairment	$467	$1,872	$4,737	$679	$7,755
Collectively evaluated for impairment	40,222	97,626	99,154	135,255	372,257
Ending balance	$40,689	$99,498	$103,891	$135,934	$380,012

	Consumer and Credit card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Total
December 31, 2014
Individually evaluated for impairment	$455	$2,028	$9,690	$-	$12,173
Collectively evaluated for impairment	37,052	109,823	96,532	129,650	373,057
Ending balance	$37,507	$111,851	$106,222	$129,650	$385,230

Loans on non-accrual status were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2015	2014
Consumer and credit card	$56	$120
Commercial and industrial	573	632
Commercial real estate	30	298
Residential real estate and home equity	679	334
Total	$1,338	$1,384

16.

Note 4 – Credit Quality, cont.

Credit Quality Indicators

The Company uses the following definitions for criticized and classified commercial loans and commercial real estate loans which are consistent with regulatory guidelines:

Special Mention

Loans which possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential,” versus “well-defined,” impairments to the primary source of loan repayment.

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

As of the dates indicated and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as of the dates indicated (in thousands):

	September 30, 2015		December 31, 2014
	Commercial and Industrial	Commercial Real Estate	Commercial and Industrial	Commercial Real Estate

Pass	$95,101	$94,137	$100,961	$96,217
Special mention	933	4,668	823	6,146
Substandard	3,464	5,086	4,438	9,488
Total	$99,498	$103,891	$106,222	$111,851

For residential real estate and consumer loan classes, the Company evaluates credit quality primarily based upon the aging status of the loan and by payment activity.

The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of the dates indicated (in thousands):

	September 30, 2015		December 31, 2014
	Consumer and Credit Card	Residential Real Estate and Home Equity	Consumer and Credit Card	Residential Real Estate and Home Equity

Performing	$40,633	$135,255	$37,387	$128,836
Non-performing	56	679	120	814
Total	$40,689	$135,934	$37,507	$129,650

17.

Note 4 – Credit Quality, cont.

Age Analysis of Past Due Loans

The following tables present past due loans aged as of the dates indicated (in thousands).

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Consumer and credit card	$34	$30	$56	$120	$40,569	$40,689	$—
Commercial and industrial	—	—	—	—	99,498	99,498	—
Commercial real estate	—	—	—	—	103,891	103,891	—
Residential real estate and home equity	29	496	—	525	135,409	135,934	—
Total	$63	$526	$56	$645	$379,367	$380,012	$—

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 days and Accruing
Consumer and credit card	$66	$7	$120	$193	$37,314	$37,507	$—
Commercial and industrial	68	—	—	68	106,154	106,222	—
Commercial real estate	49	—	306	355	111,496	111,851	—
Residential real estate and home equity	220	30	642	892	128,758	129,650	480
Total	$403	$37	$1,068	$1,508	$383,722	$385,230	$480

Troubled Debt Restructurings

The following table summarizes troubled debt restructurings that occurred during the periods indicated (dollars in thousands):

	For the three months ended September 30,
	2015		2014
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	1	$188	—	$—
Commercial and industrial	—	—	2	547

Total	1	$188	2	$547

	For the nine months ended September 30,
	2015		2014
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	7	$279	—	$—
Commercial and industrial	—	—	2	547

Total	7	$279	2	$547

18.

Note 4 – Credit Quality, cont.

The following presents by class loans modified in a TDR that subsequently defaulted within twelve months of the modification (i.e. 60 days or more past due) during the periods indicated (dollars in thousands):

	For the three months ended September 30,
	2015		2014
	Number of Contracts	Recorded Investment (as of period end) (1)	Number of Contracts	Recorded Investment (as of period end) (1)
Commercial real estate	—	$—	1	$315

Total	—	$—	1	$315

	For the nine months ended September 30,
	2015		2014
	Number of Contracts	Recorded Investment (as of period end) (1)	Number of Contracts	Recorded Investment (as of period end) (1)
Commercial real estate	—	$—	1	$315

Total	—	$—	1	$315

(1)	Period end balances are inclusive of all partial pay downs and charge-offs since the modification date. Loans modified in a TDR that were fully paid down, charged off, or foreclosed upon by period end are not reported.

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

19.

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

20.

Note 5 – Fair Value Measurements, cont.

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

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At September 30, 2015 and December 31, 2014, the fair value of loan commitments was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments are as follows at the dates indicated (in thousands):

	September 30, 2015
	Carrying amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$35,031	$35,031	$35,031	$—	$—
Securities available-for-sale	82,019	82,019	—	82,019	—
Loans (net of allowance)	376,084	374,538	—	—	374,538
FHLB stock	3,250	3,250	—	3,250	—
Accrued interest receivable	1,431	1,431	—	—	1,431

Financial liabilities
Non-interest-bearing deposits	$123,870	$123,870	$—	$123,870	$—
Interest-bearing deposits	351,037	351,152	—	351,152	—
Borrowings	4,711	4,711	—	4,711	—
Accrued interest payable	74	74	—	—	74

	December 31, 2014
	Carrying amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,274	$21,274	$21,274	$—	$—
Securities available-for-sale	75,909	75,909	—	75,909	—
Loans (net of allowance)	381,208	381,224	—	—	381,224
FHLB stock	3,250	3,250	—	3,250	—
Accrued interest receivable	1,234	1,234	—	—	1,234

Financial liabilities
Non-interest-bearing deposits	$111,022	$111,022	$—	$111,022	$—
Interest-bearing deposits	342,170	342,318	—	342,318	—
Borrowings	11,808	11,808	—	11,808	—
Accrued interest payable	36	36	—	—	36

21.

Note 5 – Fair Value Measurements, cont.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated (in thousands):

	September 30, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$16,469	$—	$16,469	$—
Corporate bonds	4,246	—	4,246	—
State and municipal obligations	22,481	—	22,481	—
Collateralized mortgage obligations	22,299	—	22,299	—
Mortgage-backed securities	16,524	—	16,524	—
Total	$82,019	$—	$82,019	$—

	December 31, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$11,545	$—	$11,545	$—
Corporate bonds	4,987	—	4,987	—
State and municipal obligations	21,657	—	21,657	—
Collateralized mortgage obligations	19,580	—	19,580	—
Mortgage-backed securities	18,140	—	18,140	—
Total	$75,909	$—	$75,909	$—

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired loans

At September 30, 2015 and December 31, 2014, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

22.

Note 5 – Fair Value Measurements, cont.

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated (in thousands).

	September 30, 2015
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,755	$—	$—	$7,755
Real estate owned	785	—	—	785

	December 31, 2014
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
Impaired loans	$12,173	$—	$—	$12,173
Real estate owned	1,111	—	—	1,111

Note 6 – Sale of Branch and Assets Held for Sale

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

At September 30, 2015, the Company classified the $4.8 million carrying amount of its headquarters building as held-for-sale, reflecting the Company’s desire to sell and simultaneously lease back the property.

23.

Note 7 – Federal Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and franchise tax returns in Ohio. Income tax benefit for the dates indicated include the following components (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Deferred	$96	$(92)	$96	$229
Valuation allowance	(10,784)	92	(10,784)	(229)
Total	$(10,688)	$—	$(10,688)	$—

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax rate to income before income taxes was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Federal income taxes compared at the expected statutory rate	$136	$17	$266	$70
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	(29)	(20)	(70)	(63)
Increase in cash surrender value of life insurance - net	(56)	(56)	(194)	(193)
Valuation allowance	(10,784)	92	(10,784)	(229)
Other	45	(33)	94	415
Income tax benefit per financial statements	$(10,688)	$—	$(10,688)	$—

Deferred tax assets and liabilities were comprised of the following at the dates indicated (in thousands):

	September 30, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan losses	$1,450	$1,440
Depreciation	-	103
Deferred compensation	292	316
Alternative minimum tax carry forward	153	145
Expenses on foreclosed property	11	10
NOL carry forward	9,081	8,910
Other	57	284
Subtotal	11,044	11,208
Deferred tax liabilities:
FHLB stock dividends	(307)	(389)
Unrealized gains on available-for-sale securities	(314)	(337)
Other	(40)	(35)
Subtotal	(661)	(761)
Net deferred tax asset	10,383	10,447
Less: valuation allowance	—	(10,784)
Total	$10,383	$(337)

At December 31 2014, the Company had a $26.4 million net operating loss carryforward that begins to expire in 2030.

24.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

DCB Financial Corp (the “Company” or “DCB”) is a financial holding company formed under the laws of the State of Ohio. The Company is the parent of The Delaware County Bank & Trust Company (the “Bank”), DCB Title Services LLC, DCB Insurance Services, Inc, and 110 Riverbend, LLC. The Bank is a state-chartered commercial bank, which conducts business from its main offices at 110 Riverbend Avenue in Lewis Center, Ohio, and through its 14 branch offices located in central Ohio and surrounding communities. The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, safe deposit facilities, personal loans, commercial loans, commercial leases, real estate mortgage loans, night depository facilities and trust and personalized wealth management services. The Bank also provides cash management, bond registrar and payment services. The Bank operates a wholly-owned subsidiary, ORECO, Inc., which is engaged in the ownership and disposition of the Bank’s foreclosed real estate.

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

25.

Overview of the third quarter of 2015

•	Total assets were $541.7 million at September 30, 2015, compared with $515.4 million at December 31, 2014.

•	Total loans were $380.3 million at September 30, 2015, compared with $385.4 million at December 31, 2014.

•	Total deposits were $474.9 million at September 30, 2015, compared with $453.2 million at December 31, 2014.

•	Net income was $11.1 million for the three months ended September 30, 2015, compared with $50,000 for the year-ago quarter and $144,000 for the second quarter of 2015. For the nine months ended September 30, 2015, net income was $11.5 million, compared with $206,000 for the first nine months of 2014.

•	Net income per diluted share was $1.52 for the three months ended September 30, 2015, compared with $0.01 for the year-ago quarter and $0.02 for the second quarter of 2015. Net income per diluted share was $1.58 for the nine months ended September 30, 2015 compared with $0.03 per share for the same period in 2014.

•	The Company reversed a valuation allowance that had previously been recorded against its net deferred tax assets, resulting in a one-time tax benefit in the third quarter of 2015 of $10.7 million or $1.46 per diluted share. Pre-tax income was $400,000 or $0.06 per diluted share for the third quarter of 2015, compared with $50,000 or $0.01 in the year-ago quarter. Pre-tax income was $783,000 or $0.11 per diluted share for the nine months ended September 30, 2015, compared with $206,000 or $0.03 per diluted share in the year-ago period.

•	Net interest income was $4.2 million for the three months ended September 30, 2015, compared with $4.0 million for the year-ago quarter and $4.2 million for the second quarter of 2015. Net interest income was $12.5 million for the nine months ended September 30, 2015, compared with $11.9 million for the first nine months of 2014.

•	The net interest margin was 3.35% in the third quarter of 2015, compared with 3.40% in both the year-ago quarter and in the second quarter of 2015. The net interest margin was 3.41% in the nine months ended September 30, 2015, compared with 3.45% in the year-ago period.

•	The Company recorded a negative provision for loan losses of $150,000 in the third quarter of 2015. The negative provision for loan losses recorded in the third quarter had the effect of offsetting the provision for loan losses of $150,000 that was recorded in the first quarter of 2015, resulting in no provision for loan losses for the nine months ended September 30, 2015. There was no provision for loan losses recorded in the three months and nine months ended September 30, 2014.

•	Non-interest income was 22.9% and 22.2% of total revenue in the three months and nine months ended September 30, 2015, respectively, compared to 22.6% and 22.2%, in the three months and nine months ended September 30, 2014, respectively.

•	Our efficiency ratio was 95.0% and 94.9% in the three months and nine months ended September 30, 2015, respectively, compared to 98.7% and 98.1% in the three months and nine months ended September 30, 2014, respectively. The efficiency ratio measures non-interest operating expenses as a percentage of total revenue, adjusted for non-recurring items such as the gain or loss on sale of securities or REO.

•	Total non-performing assets (including troubled debt restructurings “ TDR’s”) were $8.2 million or 1.52% of total assets at September 30, 2015, compared to $11.8 million or 2.18% of total assets, at June 30, 2015 and $12.6 million, or 2.45% of total assets, at December 31, 2014.

•	Total non-performing assets (excluding TDR’s) were $2.1 million or 0.39% of total assets at September 30, 2015, compared to $2.7 million or 0.51% of total assets at June 30, 2015 and $3.0 million or 0.58% at December 31, 2014.

Comparison of Results of Operations

General

Net income was $11.1 million or $1.52 per diluted share for the three months ended September 30, 2015, compared to net income of $50,000 or $0.01 per diluted share for the same period in 2014. We reversed a valuation allowance that had previously been recorded against our net deferred tax assets, resulting in a one-time tax benefit in the third quarter of 2015 of $10.7 million or $1.46 per diluted share. Pre-tax income was $400,000 for the third quarter of 2015, compared with $50,000 in the year-ago quarter.

26.

Net income was $11.5 million or $1.58 per diluted share for the nine months ended September 30, 2015, compared to net income of $206,000 or $0.03 per diluted share for the same period in 2014. Pre-tax income was $783,000 or $0.11 per diluted share for the nine months ended September 30, 2015, compared with $206,000 or $0.03 per diluted share in the year-ago period.

Net Interest Income

Net interest income totaled $4.2 million in the quarter ended September 30, 2015, compared with $4.0 million in the year-ago quarter and $4.2 million in the second quarter of 2015. The net interest margin was 3.35% in the third quarter of 2015, compared to 3.40% in both the year-ago quarter and in the second quarter of 2015. The decline in the net interest margin was due primarily to the reinvestment of loan amortization and payoffs into loans with lower current yields, as well as from the effect of higher interest-bearing cash balances, with yields averaging 0.25%.

Total average interest-earning assets were $496.5 million in the third quarter of 2015, which was an increase of $33.0 million or 7.1% from the year-ago quarter and was an increase of $5.5 million compared with the second quarter of 2015. Average loans outstanding in the third quarter were $21.0 million higher than the year-ago quarter, and were up $5.3 million compared with the second quarter of 2015. The increase in the third quarter’s average loan balances have occurred despite the decline in actual period end loans outstanding at September 30, 2015 as the result of the timing of large commercial loan payoffs that occurred in the third quarter of 2015, along with the effect on average balances throughout 2015 of the $16.2 million of growth in the portfolio that occurred in the fourth quarter of 2014. Total average loans were 77.2% of total average interest-earning assets in the third quarter of 2015, compared with 78.2% in the year-ago quarter and 77.0% in the second quarter of 2015.

Total average interest-bearing depositbalances were $350.4 million in the third quarter of 2015, which was an increase of $11.9 million compared to the year-ago quarter, with an increase of $17.4 million in the average balances of lower-costing interest-bearing demand, savings and money market accounts (transaction accounts) offsetting a decrease in the average balance of time deposits of $5.5 million. Transaction accounts comprised 79.1% of total interest-bearing deposits in the third quarter of 2015, compared to 76.8% in the year-ago quarter and 78.9% in the second quarter of 2015.

Net interest income totaled $12.5 million in the nine months ended September 30, 2015, which was an increase of $594,000 or 5.0% compared with $11.9 million in the year-ago period. The net interest margin was 3.41% for the nine months ended September 30, 2015, compared with 3.45% in the year-ago period.

Average interest-earning assets were $491.7 million in the first nine months of 2015, which was an increase of $30.3 million or 6.6% from the first nine months of 2014. Average loans outstanding in the first nine months of 2015 increased $20.9 million compared to the year-ago period, and totaled 77.4% of total interest-earning assets in the nine months ended September 30, 2015, compared with 78.0% in the nine months ended September 30, 2014.

The average balance of time deposits were $75.0 million in the first nine months of 2015, which was a decrease of $7.1 million compared with the year-ago period, while the average balances in lower-costing interest-bearing demand, savings and money market accounts increased $25.0 million. Transaction accounts comprised 78.8% of total interest-bearing deposits in the first nine months of 2015, compared to 75.6% in the first nine months of 2014.

27.

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

	Three months ended September 30,
	2015			2014
	Outstanding balance	Interest Earned/paid	Yield/rate	Outstanding balance	Interest Earned/paid	Yield/rate
Interest earning assets:
Federal funds sold and other short term	$27,563	$17	0.26%	$18,324	$9	0.20%
Taxable securities	82,088	439	2.18	78,692	453	2.30
Tax-exempt securities	3,560	34	3.77	4,228	41	3.82
Loans	383,323	3,979	4.10	362,313	3,775	4.10
Total interest-earning assets	496,534	4,469	3.55	463,557	4,278	3.63

Non-interest-earning assets	39,432			41,264

Total assets	$535,966			$504,821

Interest-bearing liabilities:
Interest-bearing demand, savings and money market accounts	$277,233	$169	0.24%	$259,858	$166	0.26%
Certificates of deposit	73,151	88	0.48	78,621	104	0.53
Total deposits	350,384	257	0.29	338,479	270	0.32
Borrowed funds	7,759	35	1.81	6,723	36	2.12

Total interest-bearing liabilities	358,143	292	0.32	345,202	306	0.35

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	126,128			109,938
Other liabilities	4,927			3,575
Shareholders’ equity	46,768			46,106

Total liabilities and shareholders’ equity	$535,966			$504,821

Net interest income; interest rate spread		$4,177	3.23%		$3,972	3.28%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.35%			3.40%

Average interest-earning assets to average interest-bearing liabilities	138.64%			134.29%

28.

	Nine months ended September 30,
	2015			2014
	Outstanding balance	Interest Earned/paid	Yield/rate	Outstanding balance	Interest Earned/paid	Yield/rate
Interest earning assets:
Federal funds sold and other short term	$26,167	$46	0.24%	$17,867	$32	0.24%
Taxable securities	81,172	1,360	2.29	79,188	1,451	2.42
Tax-exempt securities	3,584	100	3.69	4,546	131	3.85
Loans	380,824	11,884	4.30	359,896	11,231	4.17
Total interest-earning assets	491,747	13,390	3.74	461,497	12,845	3.71

Non-interest-earning assets	40,060			40,956

Total assets	$531,807			$502,453

Interest-bearing liabilities:
Interest-bearing demand, savings and money market accounts	$279,714	$494	0.29%	$254,732	$472	0.25%
Certificates of deposit	74,972	272	0.49	82,052	341	0.55
Total deposits	354,686	766	0.29	336,784	813	0.32
Borrowed funds	6,304	106	2.25	5,637	108	2.55

Total interest-bearing liabilities	360,990	872	0.32	342,421	921	0.36

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	119,593			110,305
Other liabilities	4,491			4,240
Shareholders’ equity	46,733			45,487

Total liabilities and shareholders’ equity	$531,807			$502,453

Net interest income; interest rate spread		$12,518	3.42%		$11,924	3.35%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.41%			3.45%

Average interest-earning assets to average interest-bearing liabilities	136.22%			134.79%

29.

Asset Quality and Allowance for Loan Losses

Delinquent loans (including non-accrual loans) totaled $1.5 million or 0.40% of total loans at September 30, 2015, compared to $2.4 million or 0.63% of total loans at June 30, 2015 and $2.3 million or 0.58% of total loans at December 31, 2014. Non-accrual loans totaled $1.3 million or 0.35% of total loans at September 30, 2015, compared to $1.5 million or 0.38% of total loans at June 30, 2015 and $1.4 million or 0.36% of total loans at December 31, 2014.

The following tables present past due loans aged as of the dates indicated (dollars in thousands).

Delinquent loans	September 30, 2015		June 30, 2015		December 31, 2014
	$	%(1)	$	%(1)	$	%(1)

30 days past due	$60	0.02%	$460	0.12%	$336	0.09%
60 days past due	129	0.03%	22	0.01%	37	0.01%
90 days past due and still accruing	—	0.00%	475	0.12%	480	0.12%
Non-accrual	1,338	0.35%	1,457	0.38%	1,384	0.36%
Total	$1,527	0.40%	$2,414	0.63%	$2,327	0.58%

(1) As a percentage of total loans, excluding deferred costs

Non-performing assets decreased $3.6 million or 30.4% in the third quarter, and were $8.2 million or 1.52% of total assets at September 30, 2015, compared with $11.8 million or 2.18% of total assets at June 30, 2015 and $12.6 million or 2.45% of total assets at December 31, 2014. TDR’s, which are performing in accordance with the restructured terms and accruing interest, but are included in non-performing assets, were $6.1 million at September 30, 2015, compared to $9.1 million at June 30, 2015, and $9.6 million at December 31, 2014. During the third quarter of 2015 the Company sold two commercial mortgage loans that had been classified as impaired TDR’s, at the aggregate outstanding amount of the loans of $3.2 million.

The following table represents information concerning the aggregate amount of non-performing assets (in thousands):

Non-performing assets	September 30, 2015	June 30, 2015	December 31, 2014
Non-accruing loans:
Consumer loans and credit cards	$56	$67	$120
Commercial and industrial	573	593	632
Commercial real estate	30	31	298
Residential real estate loans and home equity	679	766	334
Total non-accruing loans	1,338	1,457	1,384
Accruing loans delinquent 90 days or more	—	475	480
Total non-performing loans (excluding TDR’s)	1,338	1,932	1,864

Other real estate and repossessed assets	785	807	1,111
Total non-performing assets (excluding TDR’s)	$2,123	$2,739	$2,975

Troubled debt restructurings(1)	$6,089	$9,068	$9,633
Total non-performing loans (including TDR’s)	$7,427	$11,000	$11,497
Total non-performing assets (including TDR’s)	$8,212	$11,807	$12,608

(1) TDR’s that are in compliance with their modified terms and accruing interest.

Net recoveries of previously charged-off loans totaling $192,000 were recorded in the third quarter of 2015, compared to net charge-offs of $392,000 or 0.43% (annualized) of average loans in the year-ago quarter, and net recoveries of $75,000 in the second quarter of 2015.

Net charge-offs were $30,000 or 0.02% (annualized) of average loans in the first nine months of 2015, compared to net charge-offs of $2.5 million or 0.91% (annualized) of average loans in the first nine months of 2014. Three relationships comprised approximately 71% of the gross charge-offs in the first nine months of 2014, which were charged against specific allowance allocations established in the fourth quarter of 2013.

We recorded a negative provision for loan losses of $150,000 in the third quarter of 2015, due primarily to the net recoveries recorded in the quarter and to the favorable impact on the allowance for loan losses of the reduction in non-performing loans during the quarter. The negative provision for loan losses recorded in the third quarter had the effect of offsetting the provision for loan losses of $150,000 that was recorded in the first quarter of 2015, resulting in no provision for loan losses for the nine months ended September 30, 2015. There was no provision for loan losses recorded in the three months and nine months ended September 30, 2014.

30.

The allowance for loan losses was $4.2 million at September 30, 2015 and at June 30, 2015 and December 31, 2014. The ratio of the allowance for loan losses to total loans was 1.12% at September 30, 2015, compared to 1.09% at June 30, 2015, and 1.10% at December 31, 2014. The ratio of the allowance for loan losses to non-performing loans (including TDR’s) was 56.6% at September 30, 2015, compared to 37.8% at June 30, 2015, and 36.8% at December 31, 2014. The ratio of the allowance for loan losses to non-accrual loans was 314% at September 30, 2015, compared to 286% at June 30, 2015, and 306% at December 31, 2014.

We assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for loan losses and the required provision expense each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for loan losses, such as the allowance as a percentage of total loans, the allowance as a percentage of non-performing loans and the provision expense as a percentage of net charge-offs. This portion of the allowance has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors. At September 30, 2015, $421,000 or 10.0% of the allowance for credit losses was considered to be “unallocated,” compared to $447,000 or 10.8% of the allowance for loan losses, at June 30, 2015 and $270,000 or 6.4% of the allowance for loan losses at December 31, 2014.

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off and additions to the allowance, which have been charged to expense (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Allowance for loan losses, beginning of period	$4,164	$4,568	$4,236	$6,724

Loans charged-off	(63)	(445)	(570)	(2,703)
Recoveries of loans previously charged-off	255	53	540	252
Net recoveries (charge-offs)	192	(392)	(30)	(2,451)
Allowance related to loans transferred to held-for-sale	—	—	—	(97)
Provision for loan losses	(150)	—	—	—
Allowance for loan losses, end of period	$4,206	$4,176	$4,206	$4,176

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Service charges	$523	$485	$38	7.8%	$1,475	$1,485	$(10)	(0.7)%
Wealth management fees	438	420	18	4.3%	1,217	1,091	126	11.6%
Treasury management fees	81	58	23	39.7%	203	173	30	17.3%
Income from Bank-owned life insurance	163	165	(2)	(1.2)%	571	566	5	0.9%
Loss on loans held for sale	—	(189)	189	(100.0)%	—	(546)	546	(100.0)%
Net losses on sale of REO	(19)	(69)	50	(72.5)%	(20)	(73)	53	(72.6)%
Net gains on sale of securities available for sale	—	241	(241)	(100.0)%	—	101	(101)	(100.0)%
Gain on sale of branch	—	—	—	0.0%	—	438	(438)	(100.0)%
Other non-interest income	37	29	8	27.6%	115	92	23	25.0%
Total non-interest income	$1,223	$1,140	$83	7.3%	$3,561	$3,327	$234	7.0%

Non-interest income was $1.2 million in the third quarter of 2015, compared to $1.1 million in the third quarter of 2014 and $1.2 million in the second quarter of 2015. Non-interest income for the third quarter of 2014 was impacted by net gains on sales of securities available-for-sale of $241,000 which offset losses on loans held-for-sale of $189,000. Income from wealth management fees and treasury management fees increased $126,000 and $30,000, respectively in the first nine months of 2015 compared to the year-ago period largely from the impact of business development activities.

Non-interest income was $3.6 million in the first nine months of 2015, compared to $3.3 million in the first nine months of 2014.

Non-interest income (net of non-recurring items in the year-ago quarter) accounted for 22.9% of total revenue in the third quarter of 2015, compared with 22.6% in the year-ago quarter and 22.2% in the second quarter of 2015. Non-interest income accounted for 22.2% of total revenue in the nine months ended September 30, 2015 and 2014.

31.

Non-interest Expense

The following table sets forth certain information on non-interest expenses for the periods indicated (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and benefits	$2,771	$2,821	$(50)	(1.8)%	$8,302	$8,311	$(9)	(0.1)%
Occupancy and equipment	1,010	892	118	13.2%	2,996	2,841	155	5.5%
Professional services	405	366	39	10.7%	1,042	983	59	6.0%
Advertising	169	100	69	69.0%	418	258	160	62.0%
Office supplies, postage and courier	81	72	9	12.5%	232	256	(24)	(9.4)%
FDIC insurance premium	95	180	(85)	(47.2)%	302	520	(218)	(41.9)%
State franchise taxes	75	67	8	11.9%	225	199	26	13.1%
Other non-interest expense	544	564	(20)	(3.6)%	1,779	1,677	102	6.1%
Total non-interest expenses	$5,150	$5,062	$88	1.7%	$15,296	$15,045	$251	1.7%

Non-interest expenses were $5.2 million for the third quarter of 2015, compared with $5.1 million in the year-ago quarter and $5.2 million for the second quarter of 2015. The Company’s efficiency ratio was 95.0% in the third quarter of 2015, compared with 98.7% in the year-ago quarter, and 97.3% in the second quarter of 2015.

Non-interest expenses were $15.3 million in the first nine months of 2015, compared to $15.0 million in the first nine months of 2014. The Company’s efficiency ratio was 94.9% for the first nine months of 2015, compared to 98.1% in the year-ago period.

FDIC insurance premium decreased $85,000 and $218,000 in the three months and nine months ended September 30, 2015 compared to the year-ago periods due to the improvement in the Bank’s regulatory risk rating, which was effective in the fourth quarter of 2014, and which resulted largely from the substantial improvement in the Bank’s asset quality in 2014.

Income Taxes

We had net deferred tax assets totaling $10.4 million at September 30, 2015 and at December 31, 2014, of which the majority are attributable to net operating loss carry-forwards and timing differences between provision for loan losses and the charge-off of loans. On a quarterly basis, we determine whether a valuation allowance is necessary on our net deferred tax assets. In doing so, we consider all evidence available, both positive and negative, in determining whether it is more likely than not that the net deferred tax assets will be realized. After weighing all available evidence at September 30, 2015, we concluded that it is more likely than not that our net deferred tax assets will be realized. The evidence we considered in our evaluation included, among other things, growth in our core earnings and improvement in our asset quality metrics over the past seven quarters; our current and forecast capital and liquidity positions; internal financial forecasts; and available tax planning strategies. As a result, we reversed the valuation allowance that had been previously been established against our net deferred tax assets, resulting in the recognition of a $10.7 million federal income tax benefit in our net income in the third quarter of 2015.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets were $541.7 million at September 30, 2015, compared with $541.6 million at June 30, 2015 and $515.4 million at December 31, 2014. Cash and cash equivalents increased $13.8 million since the end of 2014 due primarily to deposit growth during the period, and net deferred tax assets increased $10.4 million as the result of the reversal of the valuation allowance in the third quarter of 2015.

Securities

Investment securities totaled $82.0 million at September 30, 2015, compared with $75.9 million at December 31, 2014. Our portfolio was comprised primarily of investment grade securities. The breakdown of the securities portfolio at September 30, 2015 was 27.2% collateralized mortgage obligations, 20.1% government-sponsored entity guaranteed mortgage-backed securities, 27.4% municipal securities, 20.1% obligations of U.S. government agencies and 5.2% corporate bonds.

32.

Loans

The following table sets forth the composition of our loan portfolio, at the dates indicated (dollars in thousands):

	September 30, 2015		June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
Loan portfolio composition
Consumer and credit card	$40,689	10.7%	$39,403	10.3%	$37,507	9.7%
Commercial and industrial	99,498	26.2%	102,754	26.9%	106,222	27.6%
Commercial real estate	103,891	27.3%	105,615	27.7%	111,851	29.0%
Real estate and home equity	135,934	35.8%	134,090	35.1%	129,650	33.7%
Total loans	$380,012	100.0%	$381,862	100.0%	$385,230	100.0%

Net deferred loan costs	278		302		214
Allowance for loan losses	(4,206)		(4,164)		(4,236)
Net loans	$376,084		$378,000		$381,208

Total loans were $380.3 million at September 30, 2015, compared with $382.2 million at June 30, 2015 and $385.4 million at December 31, 2014. We entered 2015 with a relatively light loan pipeline primarily due to seasonal factors and a large number of commercial loan closings in the fourth quarter of 2014. Growth in our commercial loan portfolios in the fourth quarter of 2014 totaled $9.8 million. In addition significant prepayments in our commercial loan portfolios have negatively impacted loan growth in 2015, including five relationships aggregating $5.7 million that paid off during the first quarter and six relationships aggregating $7.1 million that paid off in the third quarter. Non-performing troubled-debt restructured loans comprised approximately one-third of these large payoffs during 2015.

Deposits

The following table sets forth the composition of our deposit accounts, at the dates indicated (dollars in thousands):

	September 30, 2015		June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand	$123,870	26.1%	$118,114	25.1%	$111,022	24.5%
Interest bearing demand	81,939	17.3%	79,954	17.0%	77,534	17.1%
Total demand	205,809	43.4%	198,068	42.1%	188,556	41.6%

Savings	44,408	9.3%	43,722	9.3%	42,634	9.4%
Money market	151,910	32.0%	154,344	32.8%	147,667	32.6%
Time deposits	72,780	15.3%	74,391	15.8%	74,335	16.4%
Total deposits	$474,907	100.0%	$470,525	100.0%	$453,192	100.0%

Deposits totaled $474.9 million at September 30, 2015, compared with $470.5 million at June 30, 2015 and $453.2 million at December 31, 2014. Much of the growth in deposits during 2015 has been the result of higher balances maintained by existing municipal and business customers.

Liquidity

Liquidity is the ability of the Company to fund loan originations and customers’ needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the financial strength, asset quality and types of deposit and investment instruments offered by the Company to its customers. The Company’s principal sources of funds are deposits, loan and security repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions, and competition. The Company maintains investments in liquid assets based upon management’s assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

33.

Cash and cash equivalents totaled $35.0 million at September 30, 2015, compared to $21.3 million at December 31, 2014. Cash and equivalents represented 6.5% of total assets at September 30, 2015 and 4.1% of total assets at December 31, 2014. The Company has the ability to borrow funds from the FHLB and the Federal Reserve Bank should the Company need to supplement its future liquidity. Management believes the Company’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

Capital Resources

Shareholders’ equity increased $11.5 million in the first nine months of 2015 to $58.7 million at September 30, 2015 due to net income for the period, which was comprised of pre-tax income of $783,000 and the income tax benefit of $10.7 million that resulted from the reversal of the valuation allowance against our net deferred tax assets. Our tangible common equity to tangible assets ratio was 10.8% at September 30, 2015.

The Bank’s Tier 1 leverage ratio was 9.18% and its total risk-based capital ratio was 14.23% at September 30, 2015, both of which were well above the regulatory thresholds required to be classified as a “well-capitalized” institution, which are 5.0% and 10.0%, respectively. The effect of the income tax benefit recorded in the third quarter added approximately 50 basis points to the Bank’s regulatory capital ratios.

Beginning January 1, 2015, the capital requirements for the Company and the Bank changed as a result of the phase-in of certain changes to capital requirements for U.S. banking organizations. On July 2, 2013, the Federal Reserve Board voted to adopt final capital rules implementing Basel III requirements for U.S. banking organizations. The final rules establish an integrated regulatory capital framework to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier 1 Common) to risk-weighted assets and a Tier 1 Common capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios became effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019. The following table shows the phase-in of the Basel III regulatory capital levels from January 1, 2015 until January 1, 2019:

	January 1,
	2015	2016	2017	2018	2019
Tier 1 Common	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.0%	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.0%	8.625%	9.25%	9.875%	10.5%

Implementing Basel III is not expected to have a material impact on the Company’s or the Bank’s capital ratios and we expect they both will continue to be well-capitalized. In 2015, an institution will be deemed to be well-capitalized if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4.5% or greater, and a Tier 1 leverage ratio of 6% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a capital level for any capital measure.

The Bank’s actual regulatory capital ratios and the minimum required capital ratios to be classified as well-capitalized are presented below as of September 30, 2015:

	Actual	Minimum ratios to be well-capitalized
Tier 1 leverage ratio	9.18%	6.00%
Common equity tier 1 capital ratio	13.09%	4.50%
Tier 1 risk-based capital ratio	13.09%	4.50%
Total risk-based capital ratio	14.23%	8.00%

34.

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well-capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes		To be well-capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Total risk-based capital
Consolidated	$53,009	14.43%	$29,388	8.0%	N/A	N/A
Bank	$52,295	14.23%	$29,400	8.0%	$36,750	10.0%
Tier 1 capital
Consolidated	$48,803	13.28%	$14,700	4.0%	N/A	N/A
Bank	$48,089	13.09%	$14,695	4.0%	$22,042	6.0%
Leverage
Consolidated	$48,803	9.33%	$20,923	4.0%	N/A	N/A
Bank	$48,089	9.18%	$20,954	4.0%	$26,192	5.0%

As of December 31, 2014
Total risk-based capital
Consolidated	$50,656	13.88%	$29,197	8.0%	N/A	N/A
Bank	$49,602	13.56%	$29,264	8.0%	$36,580	10.0%
Tier-1 capital
Consolidated	$46,420	12.72%	$14,597	4.0%	N/A	N/A
Bank	$45,366	12.40%	$14,634	4.0%	$21,951	6.0%
Leverage
Consolidated	$46,420	9.21%	$20,161	4.0%	N/A	N/A
Bank	$45,366	9.00%	$20,163	4.0%	$25,203	5.0%

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015.

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

35.

Part II	Other Information

Item 1.	Legal Proceedings.
There are no matters required to be reported under this item.

Item 1A.	Risk Factors.
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There are no matters required to be reported under this item.

Item 3.	Defaults upon Senior Securities.
There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures.
There are no matters required to be reported under this item.

Item 5.	Other Information.
There are no matters required to be reported under this item.

Item 6.	Exhibits.
Exhibits – The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp as amended, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on November 7, 2014 (File No. 000-22387).

3.2	Second Amended and Restated Code of Regulations of DCB Financial Corp, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on November 7, 2014 (File No. 000-22387).

31.1*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014; (ii) the Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the three month periods ended September 30, 2015 and 2014; (v) the Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements.

* Filed herewith. ** Furnished herewith.

36.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP
(Registrant)

Dated: November 13, 2015	/s/ Ronald J. Seiffert
Ronald J. Seiffert
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2015	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

37.