Form 10-K
period 2015-12-31
DCB FINANCIAL CORP
filed 2016-03-24
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

At June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on a common share price of $7.25 per share (such price being the closing share price on such date) was $39,942,715.

At March 22, 2016, the registrant had 7,357,844 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders.

PART I

Cautionary Note Regarding Forward-Looking Statements

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “intend,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, statements of our goals, intentions and expectations, statements regarding our business plans and prospects and growth and operating strategies, estimates of our risks, and future costs and benefits that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	an increase in competitive pressure in the banking industry;
•	changes in interest rates;
•	changes in regulatory environment;
•	general economic conditions, both nationally and regionally, resulting, among other things, in a deterioration in credit quality;
•	changes in business conditions and inflation;
•	changes in monetary policies;
•	changes in the securities markets;
•	changes in technology used in the banking business;
•	changes in laws and regulations to which we are subject;
•	our ability to maintain and increase market share and control expenses; and
•	other factors detailed from time to time in our SEC filings.

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

Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Delaware,” “DCB,” “we,” “us,” “our company,” “corporation” and “our” refer to DCB Financial Corp and its direct and indirect subsidiaries Delaware County Bank and Trust Company, our wholly owned bank subsidiary (the “Bank”), DCB Title Services, LLC, DCB Insurance Services, LLC, DataTasx LLC, ORECO, Inc., and 110 Riverbend, LLC.

Item 1. Business

General

DCB Financial Corp is a financial holding company headquartered in Lewis Center, Ohio, and was incorporated under the laws of the State of Ohio in 1997, as a bank holding company under the Bank Holding Company Act of 1956, as amended. DCB is the holding company for The Delaware County Bank and Trust Company, a commercial bank organized in 1950 and chartered under the laws of the State of Ohio (the “Bank”).

We also have two wholly-owned, non-bank subsidiaries, DCB Title Services, LLC, an Ohio limited liability company (“DCB Title”) and DCB Insurance Services, LLC, an Ohio limited liability company (“DCB Insurance”). DCB Title provides standard real estate title services, while DCB Insurance provides a variety of insurance products. The activities of each of these subsidiaries are not material to our operations. The Bank has two wholly-owned subsidiaries, ORECO, Inc., an Ohio corporation, which is used to hold the Bank’s foreclosed real estate, and 110 Riverbend, LLC, which was used to hold real estate owned by the Bank prior to the sale of such real estate in January 2016.

At December 31, 2015, we had 164 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

The Bank is a member of the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Services

We offer full-service banking with a broad range of financial products to meet the needs of our commercial, retail, government, and investment management customers located primarily in Delaware, Franklin and Union Counties in Ohio. Depository account services include interest and non-interest-bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. Our lending activities include the making of residential and commercial mortgage loans, business lines of credit, working capital facilities and business term loans, as well as installment loans, home equity loans, and personal lines of credit to individuals. Investment management and trust services include personal trust, employee benefit trust, investment management, custodial, and financial planning. Through Raymond James Financial Services, Inc., member FINRA/SIPC, we provide financial counseling and brokerage services. We also offer safe deposit boxes, wire transfers, collection services, drive-up banking facilities, 24-hour night depositories, automated teller machines, 24-hour telephone banking, and internet banking. The Bank’s core business is not significantly affected by a single industry, however, a number of the Bank’s depositors are public fund units which operate within its geographic footprint. Though this group’s deposit base is significant, overall balances do not fluctuate materially. No material industry or group concentrations exist in the loan portfolio.

Competition

Our business is highly competitive. We compete not only with other commercial banks, but also with other financial institutions such as thrifts, credit unions, money market and mutual funds, insurance companies, brokerage firms, and a variety of other financial services companies. Competition is also increasing for deposits and lending services from internet-based competitors.

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

The FRB is our primary federal regulator. The FRB has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe or unsound practices or which constitute violations of laws or regulations, and can bring enforcement actions, including the assessment of civil money penalties, for certain violations or practices.

Bank holding companies must act as a source of financial and managerial strength to each of their banking subsidiaries and to commit resources to their support.

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

Our ability to pay dividends depends on the ability of the Bank to pay dividends to us. State and federal statutes, regulations and policies limit the ability of both our Company and the Bank to pay dividends. For example, the FRB has a policy that bank holding companies should pay cash dividends on common shares only out of income available over the past year, and only if prospective earnings retention follows the holding company’s expected future needs and financial condition. A holding company should not maintain a level of cash dividends that undermines the holding company’s ability to serve as a source of strength to its banking subsidiaries. Even when the legal ability exists, our Company or the Bank may limit the payment of dividends to retain earnings for corporate use.

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

The FDIC is the primary federal banking regulator of the Bank. It is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations, and safeguards the safety and soundness of the financial institution industry. The FDIC sets deposit insurance premiums for each insured depository institution based upon the institution’s capital level and supervisory rating and other information the FDIC determines to be related to the risk posed by the institution.

The Bank is not a member of the Federal Reserve System.

Non-Banking Subsidiaries

Our non-banking subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. DCB Insurance is a licensed insurance agency that is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states where it may conduct business.

Other Government Agencies

Securities and Exchange Commission (“SEC”). We are also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of our securities.

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services, and certain financial services providers. The CFPB may prevent unfair, deceptive or abusive acts or practices, and ensures consistent enforcement of laws so consumers have access to fair, transparent and competitive markets for consumer financial products and services. The CFPB has rulemaking and interpretive authority regarding the Bank. As an institution with less than $10 billion in assets, the Bank is not directly subject to the jurisdiction of the CFPB, although the Bank is subject to the consumer protection regulations issued by the CFPB.

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

Minimum Capital and Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), identifies five capital categories for insured depository institutions and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. The federal regulatory agencies, including the FRB and the FDIC, have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, and established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on the following five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”

The federal banking agencies may (and sometimes must) take certain supervisory actions depending upon a bank’s capital level. If a bank becomes “critically undercapitalized,” the banking agencies must appoint a receiver or conservator for the bank within 90 days, unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Throughout 2015, both our regulatory capital ratios and those of the Bank were over the levels established for well-capitalized institutions. In 2015, an institution was deemed to be well-capitalized if it satisfied all of the following requirements:

•	total risk-based capital ratio of 10% or greater;
•	Tier 1 risk-based capital ratio of 8% or greater;
•	common equity Tier 1 capital ratio of 6.5% or greater;
•	Tier 1 leverage ratio of 5% or greater; and
•	it is not subject to a regulatory order, agreement, or directive to meet and maintain a capital level for any capital measure.

Basel III Minimum Capital Requirements. The FRB sets minimum risk-based capital ratio and leverage ratio guidelines for bank holding companies. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents total capital divided by total risk-weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements.

Beginning on January 1, 2015, the capital requirements for our Company and the Bank increased as a result of the phase-in of certain changes to capital requirements for U.S. banking organizations. On July 2, 2013, the FRB voted to adopt final capital rules implementing Basel III requirements for U.S. banking organizations. The final rules establish an integrated regulatory capital framework to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a Tier 1 Common capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios became effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019. The following table shows the remaining phase-in of the Basel III regulatory capital levels from January 1, 2016 until January 1, 2019:

	January 1
	2016	2017	2018	2019
Capital conservation buffer	0.625%	1.25%	1.875%	2.50%
Minimum common equity tier 1 capital ratio + capital conservation buffer	5.125%	5.75%	6.375%	7.00%
Minimum tier 1 capital ratio + capital conservation buffer	6.625%	7.25%	7.875%	8.50%
Minimum total risk-based capital ratio + capital conservation buffer	8.625%	9.25%	9.875%	10.50%

Implementing Basel III is not expected to have a material impact on our Company’s or the Bank’s capital ratios and the management of the Company and the Bank expect they will continue to be well-capitalized.

Community Reinvestment Act (“CRA”). The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution must help meet the credit needs of its market areas by providing credit or other financial assistance to low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. As of December 31, 2015, the FDIC’s most recent performance evaluation of the Bank resulted in an overall rating of “satisfactory.”

Customer Privacy and Other Consumer Protections. The Bank is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated party. The Bank is also subject to numerous federal and state laws aimed at protecting consumers, including for example the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Bank Secrecy Act, the Community Reinvestment Act and the Fair Credit Reporting Act.

Bank Secrecy Act. Our Company and the Bank are also subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. The Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. The Bank has in place a comprehensive program to ensure compliance with these requirements. In 2015, the Bank engaged in a limited number of transactions of any kind with foreign financial institutions or foreign persons.

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

Volcker Rule. In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument to benefit from short-term price movements or to realize short-term profits. The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with several exceptions. The Bank does not currently engage in any of the trading activities with any of the funds regulated by the Volcker Rule.

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

Effect of Environmental Regulation. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of our Company and our subsidiaries. We believe the operations of our subsidiaries have little environmental impact and, therefore, we anticipate no material capital expenditures for environmental control facilities for our current fiscal year or for the foreseeable future. We believe our primary exposure to environmental risk is through the lending activities of the Bank. In cases where management believes environmental risk potentially exists, the Bank mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality of commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the property and adjacent sites. In addition, environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

Future Legislation. Significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress and the Ohio Legislature. Such legislation may continue to change banking statutes and the operating environment of our Company and our subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease costs of doing business, limit or expand permissible activities, or affect the competitive balance among financial institutions.

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

Our earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense.  High interest rates could also affect the amount of loans that we can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost.  We may also experience customer attrition due to competitor pricing. With short-term interest rates at historic lows and the current Federal Funds target rate at 25-50 bps, our interest-bearing deposit accounts, particularly core deposits, have repriced to historic lows as well.  With the possibility that the FRB will continue to raise the Fed Funds target rate beyond the 25 basis points increase it implemented in December 2015, our challenge will be managing the impact of an increasing interest rate environment.  If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If we are not able to reduce our funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then our net interest margin will decline.

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

As of December 31, 2015, approximately 52.9% of our loan portfolio consisted of commercial and industrial, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because our loan portfolio contains a significant number of these loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to commercial and industrial, agricultural, construction and commercial real estate loans.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of our management.

If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. These potential increases in the allowance for loan losses would result in a decrease in net income, and possibly capital, and may have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Asset Quality and the Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

Strong competition within our industry and market area could hurt our performance and slow our growth.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have more financial resources. Such competitors primarily include national, regional, and community banks within our market area. Additionally, various banks continue to enter or have announced plans to enter the market in which we currently operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.  Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

Primarily through the Bank and certain non-bank subsidiaries, we are subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1. Business for further discussion.

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

We are subject to liquidity risk which could adversely affect net interest income and earnings

The purpose of our liquidity management is to meet the cash flow obligations of our customers for both deposits and loans.  The primary liquidity measurement that we utilize is called Basic Surplus which captures the adequacy of our access to reliable sources of cash relative to the stability of our funding mix of average liabilities.  This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.   However, competitive pressure on deposit pricing could result in a decrease in our deposit base or an increase in funding costs.

In addition, liquidity will come under additional pressure if loan growth exceeds deposit growth.  These scenarios could lead to a decrease in our basic surplus measure below the minimum policy level of 5%.  To manage this risk, we have the ability to purchase brokered time deposits and borrow against established borrowing facilities with other banks (Federal funds) and with the FHLB and FRB.  However, there can be no assurances that these liquidity sources will be available to us on favorable terms. Unfavorable terms, including without limitation interest rates, could adversely affect our net interest income, and therefore our earnings.  See the section captioned “Liquidity” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our ability to pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from our subsidiaries.

Our Company is a separate and distinct legal entity from our subsidiaries. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. The Bank did not pay any dividends to us in 2015, and we cannot predict when, or if, any such dividends will be paid in the future. The inability of the Bank to pay dividends to us may impair our ability to pay obligations or pay dividends on our common shares. The continued inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.

A breach of information security, including as a result of cyber-attacks, could disrupt our business and impact our earnings.

We depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the internet.  In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs.  Despite existing safeguards, we cannot be certain that all of our systems are free from vulnerability to attack or other technological difficulties or failures.  If information security is breached or difficulties or failures occur, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs and reputational damage to us or damages to others. Such costs or losses could exceed the amount of insurance coverage, if any, which would adversely affect our business, financial condition, and results of operations.

We continually encounter technological change and the failure to understand and adapt to these changes could hurt our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Negative developments in the housing market, financial industry and the domestic and international credit markets could adversely affect our operations and results.

Dramatic declines in the housing market in recent years, with falling home prices and increased foreclosures, high unemployment and under-employment, negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions.

The economic pressure experienced by consumers during the recent recession and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations. In particular, we saw increases in foreclosures in our markets, increases in expenses such as loan collection and other real estate owned (“OREO”) expenses, and a low reinvestment rate environment.  While we believe the financial and housing markets have recovered, we expect that the challenging conditions in these markets may reappear in the future. In particular, we may be affected in one or more of the following ways:

•	we currently face increased regulation of our industry and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

•	our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by disruptions in the capital markets; or

•	competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with challenging market conditions.

The potential withdrawal of the Bank's deposits from public institutions present possible liquidity and earnings risks.

At December 31, 2015, approximately 13.4% of the Bank's deposits were received from public institutions. The possibility of withdrawal of such deposits, which do not tend to be long-term deposits, poses liquidity and earnings risk to us.

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

Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that we identify as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold securities for a reasonable period of time sufficient for a forecasted recovery of fair value. However, our intent to hold certain of these securities may change in future periods as a result of the facts and circumstances impacting a specific security. If our intent to hold a security with an unrealized loss changes, and we do not expect the security to fully recover prior to the expected time of disposition, we will write down the security to its fair value in the period that our intent to hold the security changes. The impairment and related write downs of these securities could have a material adverse impact on our financial condition, business, and results of operations.

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

A significant portion of our loan portfolio at December 31, 2015 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could have a material adverse effect on our business, financial condition and results of operations.

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

We own common stock of FHLB of Cincinnati in order to qualify for membership in the FHLB system, which enables the Bank to borrow funds under the FHLB of Cincinnati’s advance program.  The carrying value and fair market value of our FHLB of Cincinnati common stock was $3.2 million as of December 31, 2015.

There are 12 branches of the FHLB, including Cincinnati.  The 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.  Any such adverse effects on the FHLB of Cincinnati could adversely affect our liquidity, the value of our investment in FHLB of Cincinnati common stock, and could negatively impact our results of operations.

Future acquisitions and diversification of business products may materially and adversely affect our business, financial condition and results of operations.

We may acquire other financial institutions or parts of institutions in the future and may open new branches. We also may consider and enter into new lines of business or offer new products or services. For example, in December 2015 we announced that the Bank expanded its small business lending capabilities in connection with the Bank obtaining Preferred Lender status under the U.S. Small Business Administration’s (“SBA”) Preferred Lender Program (“PLP”). Beginning in January 2016, the Bank will underwrite and originate loans, using its PLP authority, under the SBA’s 7(a) and 504 loan programs to small businesses in Central Ohio and throughout the United States. Expansions of our business involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions;

•	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to the target institutions or lines of business;

•	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;

•	our ability to finance an acquisition or other expansion and the possible dilution to our existing shareholders;

•	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;

•	entry into unfamiliar markets;

•	the introduction of new products and services into our existing business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect. We also cannot assure that integration efforts for any future acquisitions will be successful. Our failure to make prudent acquisitions or failure to integrate acquisitions could have a material adverse impact on our financial condition, business, and results of operations.

We also may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders, which could have a material adverse impact on the value of our shares.

Trading activity in our common shares is low and could result in material price fluctuations.

Trading in our common shares is not active, and the spread between the bid and the ask price is often wide. As a result, shareholders may not be able to sell their shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price. The price at which a shareholder may be able to sell his or her common shares may be significantly lower than the price at which he or she could buy our common shares at that time. This could have a material adverse impact on the value of our shares.

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.     Properties

We conduct business in central Ohio through eight full-service and six limited-service branch offices and our corporate headquarters. We own five of our branches, and the other nine branch offices are subject to leases and/or long-term land leases. In January 2016, we consummated a sale and leaseback of our corporate headquarters located in Lewis Center, Ohio.

Item 3.     Legal Proceedings

There is no pending litigation of a material nature, other than routine litigation incidental to the business of our Company and the Bank, to which our Company or any of our affiliates is a party or of which any of their property is the subject. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of our Company is a party or has a material interest which is adverse to our Company or the Bank. There is no routine litigation in which our Company or the Bank is involved which is expected to have a material adverse impact on the financial position or results of operations of our Company or the Bank.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on OTCPink under the symbol “DCBF.” The table below sets forth the high and low sale transactions for our common shares for the indicated periods. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	2015			2014
	High	Low	Dividends Declared	High	Low	Dividends Declared
1st Quarter	$7.88	$7.00	$-	$6.65	$5.98	$-
2nd Quarter	$7.35	$6.80	$-	$7.50	$6.20	$-
3rd Quarter	$7.40	$6.70	$-	$7.77	$7.27	$-
4th Quarter	$7.95	$6.50	$-	$7.50	$6.86	$-

As of March 22, 2016, our common shares were held of record by 1,365 shareholders.

Management does not have knowledge of the prices in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for our stock, these prices may not reflect the prices at which the stock would trade in a more active market. The Company sold no securities during 2015 or 2014 that were not registered under the Securities Act of 1933.

Our income primarily consists of dividends, which may be declared by the Board of Directors of the Bank and paid on common shares of the Bank held by the Company. During 2009 we ceased the payment of regular cash dividends. No assurances can be given that any dividends will be declared or, if declared in the future, what the amount of any such dividends will be. The Bank did not pay dividends to the Company during 2015 or 2014, and we did not pay dividends to our shareholders. See note 13 to the Consolidated Financial Statements for a description of dividend restrictions.

Item 6.          Selected Financial Data

The following tables set forth certain information concerning the consolidated financial condition, results of operations and other data regarding the Company at the dates and for the periods indicated.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data
Total assets	$541,264	$515,382	$502,419	$506,492	$522,881
Cash and cash equivalents	31,892	21,274	25,357	63,307	39,314
Securities available for sale	87,797	75,909	79,948	87,197	88,113
Securities held to maturity	-	-	-	1,149	1,010
Net loans	374,180	381,208	349,324	310,623	350,183
Loans held for sale	-	-	7,806	-	-
Deposits	474,537	453,192	426,859	448,290	445,428
Deposits held for sale	-	-	22,571	-	-
Borrowings	4,520	11,808	4,838	7,498	40,036
Shareholders’ equity	$58,847	$47,211	$45,264	$48,389	$34,699

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Selected Operating Data
Interest income	$17,890	$17,380	$17,079	$18,848	$22,732
Interest expense	1,170	1,212	1,818	3,238	5,113
Net interest income	16,720	16,168	15,261	15,610	17,619
Provision for loan losses	-	150	2,417	495	5,436
Net interest income after provision for loan losses	16,720	16,018	12,844	15,115	12,183
Non-interest income	4,822	4,460	4,967	5,024	6,358
Non-interest expense	20,453	20,106	21,040	19,606	21,292
Income (loss) before income tax benefit	1,089	372	(3,229)	533	(2,751)
Income tax benefit	(10,655)	-	(298)	(69)	(13)
Net income (loss)	$11,744	$372	$(2,931)	$602	$(2,738)

Per Share Data:
Basic earnings (loss) per common share	$1.61	$0.05	$(0.41)	$0.15	$(0.74)
Diluted earnings (loss) per common share	$1.61	$0.05	$(0.41)	$0.15	$(0.74)
Dividends declared per common share	$-	$-	$-	$-	$-

	At or for the year ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios
Interest rate spread	3.30%	3.40%	3.16%	3.20%	3.26%
Net interest margin	3.39%	3.49%	3.28%	3.35%	3.39%
Return on average assets	2.19%	0.07%	(0.58)%	0.12%	(0.49)%
Return on average equity	23.71%	0.82%	(6.01)%	1.73%	(7.41)%
Average equity to average assets	9.23%	9.06%	9.39%	6.83%	6.56%
Allowance for loan losses as a percentage of non-accrual loans	355%	306%	88%	129%	100%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2015 Highlights and Overview

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans, leases and securities and our cost of funds, which consists of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, professional services, technology expense, other expense and income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, inflation, government policies and the actions of regulatory authorities.

The following is a summary of key financial results for the year ended December 31, 2015:

•	Total assets were $541.3 million and $515.4 million and total deposits were $474.5 million and $453.2 million at December 31, 2015 and December 31, 2014, respectively.

•	Total loans were $378.5 million at the end of 2015, compared with $385.4 million at the end of 2014.

•	Net income in 2015 was $11.7 million, compared to $372,000 in 2014.

•	Net income per diluted common share was $1.61 in 2015, compared to $0.05 in 2014.

•	We reversed a valuation allowance that had previously been recorded against our net deferred tax assets, resulting in a one-time tax benefit in 2015 of $10.7 million or $1.46 per diluted share. Pre-tax income was $1.1 million or $0.15 per diluted common share for 2015, compared with $372,000 or $0.05 per diluted common share in 2014.

•	Net interest income was $16.7 million in 2015, compared with $16.2 million in 2014.

•	The net interest margin was 3.39% in 2015, compared with 3.49% in 2014.

•	There was no provision for loan losses recorded in 2015. The provision for loan losses was $150,000 in 2014.

•	Total non-performing assets were $7.3 million or 1.4% of total assets at December 31, 2015, compared with $12.6 million or 2.4% of total assets at December 31, 2014. Troubled debt restructurings which are performing in accordance with the restructured terms and are on an accrual basis, but which are classified as non-performing assets were $6.0 million at December 31, 2015, compared with $9.6 million at December 31, 2014.

•	Non-interest income, excluding gains and losses on the sales of securities, sale of branch, loans held-for-sale and real estate owned (“REO”), was 22.3% of total revenue (net-interest income plus non-interest income less gains and losses) in 2015, compared with 21.8% in 2014.

•	Our efficiency ratio was 94.9% in 2015, compared with 97.2% in 2014.

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

	Year ended December 31,
	2015			2014
	Average Balance	Amount of Interest	Yield/ Rate	Average Balance	Amount of Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits	$27,715	$67	0.24%	$16,576	$39	0.24%
Investment securities	85,462	1,957	2.26%	83,018	2,065	2.49%
Consumer loans and credit cards	39,636	2,142	5.40%	35,008	1,945	5.56%
Residential real estate loans and home equity	134,768	5,060	3.75%	115,404	4,322	3.74%
Commercial and industrial loans	101,374	4,036	3.93%	106,890	4,365	4.08%
Commercial real estate	104,965	4,628	4.47%	106,038	4,644	4.38%
Total loans	380,743	15,866	4.17%	363,340	15,276	4.20%

Total interest-earning assets	493,920	17,890	3.62%	462,934	17,380	3.75%

Non-interest-earning assets:
Other assets	45,612			44,769
Allowance for loan losses	(4,209)			(5,080)
Net unrealized gains on securities available-for-sale	1,059			724
Total	$536,382			$503,347

Liabilities and Shareholder’s Equity:
Interest-bearing liabilities:
Interest-bearing demand	$80,699	$102	0.13%	$78,447	$91	0.12%
Savings	44,095	46	0.11%	42,845	60	0.14%
Money market	155,271	524	0.34%	136,393	484	0.35%
Time deposits	74,140	357	0.48%	80,113	434	0.54%
Total interest-bearing deposits	354,205	1,029	0.29%	337,798	1,069	0.32%
Borrowings	5,883	141	2.40%	5,687	143	2.52%
Total interest-bearing liabilities	360,088	1,170	0.32%	343,485	1,212	0.35%

Non-interest-bearing liabilities:
Demand deposits	122,780			110,457
Other liabilities	3,987			3,791
Shareholders’ equity	49,527			45,614
Total	$536,382			$503,347

Net interest income; interest rate spread		$16,720	3.30%		$16,168	3.40%
Net interest margin			3.39%			3.49%

Average interest-earning assets to average interest-bearing liabilities	137.2%			134.8%

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

	2015 compared to 2014 Increase (decrease) due to			2014 compared to 2013 Increase (decrease) due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest-bearing deposits	$28	$-	$28	$(39)	$(9)	$(48)
Investment securities	66	(174)	(108)	(162)	163	1
Consumer loans and credit cards	254	(57)	197	367	(197)	170
Residential real estate loans and home equity	726	12	738	675	365	1,040
Commercial and industrial loans	(192)	(137)	(329)	(560)	(280)	(840)
Commercial real estate	(68)	52	(16)	(52)	30	(22)
Total interest-earning assets	814	(304)	510	229	72	301

Interest-bearing demand	3	8	11	4	(19)	(15)
Savings	2	(16)	(14)	3	(4)	(1)
Money market	56	(16)	40	72	14	86
Time deposits	(31)	(46)	(77)	(255)	(300)	(555)
Borrowings	5	(7)	(2)	(10)	(111)	(121)
Total interest-bearing liabilities	35	(77)	(42)	(186)	(420)	(606)

Net interest income	$779	$(227)	$552	$415	$492	$907

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

General

Net income was $11.7 million or $1.61 per diluted common share for the year ended December 31, 2015, compared to $372,000 or $0.05 per diluted common share in 2014. We reversed a valuation allowance that had previously been recorded against our net deferred tax assets, resulting in a one-time tax benefit in 2015 of $10.7 million or $1.46 per diluted share. Pre-tax income was $1.1 million or $0.15 per diluted common share in 2015, compared with $372,000 in 2014.

Net interest income increased $552,000 and the provision for loan losses decreased $150,000, respectively, in 2015 compared to 2014. The return on average assets and return on average shareholders’ equity were 2.19% and 23.7%, respectively, in 2015, compared with 0.07% and 0.8%, respectively, in 2014.

Net Interest Income

Net interest income totaled $16.7 million in 2015, which was an increase of $552,000 or 3.4% compared to $16.2 million in 2014. The net interest margin was 3.39% in 2015, compared to 3.49% in 2014. The earning assets yield decreased 13 basis points in 2015 compared with 2014, due largely to the reinvestment of investment securities and loan portfolio amortization into assets with slightly lower yields, and to an increase in low-yielding interest-bearing deposits. The cost of interest-bearing liabilities decreased 3 basis points in 2015 compared with 2014.

Average interest-earning assets were $493.9 million in 2015, which was an increase of $31.0 million or 6.7% from $462.9 million in 2014. Average loans outstanding increased $17.4 million in 2015 compared to 2014, while the average balance of interest earning cash balances increased $11.1 million and average investments increased $2.4 million in 2015 when compared to 2014. Total average loans were 77.1% of average interest-earning assets in 2015, compared with 78.5% of average interest-earning assets in 2014.

The cost of our interest-bearing liabilities was relatively stable in 2015, with a modest decrease of 3 basis points in 2015 compared to 2014. The average cost of our money market accounts was 0.34% in 2015, compared to 0.35% in 2014, and the average cost of our time deposits decreased 6 basis points, to 0.48% in 2015. Average interest-bearing transaction accounts (non-maturity accounts) comprised 79.1% of total average interest-bearing deposits in 2015, compared to 76.3% in 2014.

Non-maturity transaction accounts (interest and non-interest-bearing) comprised the majority of our funding sources in 2015, as depositors continue to refrain from investing funds in time accounts because of the very low interest rate environment, and also because of the buildup of cash on corporate customers’ balance sheets. The aggregate average balance of transaction accounts was $402.8 million or 84.5% of total average deposits in 2015, compared with $368.1 million or 82.1% of total average deposits in 2014. Average time account balances in 2015 were $74.1 million or 15.5% of total average deposits, compared with $80.1 million or 17.9% in 2014. Our ability to gather and retain transaction deposits reflects a high positive awareness of our brand in the communities in which we operate. Environmental factors such as equity market volatility and risk aversion among retail investors have also played a role in the growth in our transaction accounts.

Non-Interest Income

Our non-interest income is comprised of service charges on deposits, fees from investment management trust and brokerage services, and other recurring operating income fees from normal banking operations, along with non-core components that primarily consist of net gains or losses from sales of investment securities.

The following table sets forth certain information on non-interest income for the years indicated:

	Year ended December 31,
	2015	2014	Change
	(Dollars in thousands)
Service charges	$2,002	$1,963	$39	2.0%
Wealth management fees	1,644	1,474	170	11.5%
Treasury management fees	273	220	53	24.1%
Income from bank owned life insurance	733	730	3	0.4%
Gain on sales of securities available-for-sale	-	101	(101)	(100.0)%
Net gain (loss) on loans held-for-sale	3	(509)	512	(100.6)%
Net gain (loss) on sale of REO	16	(84)	100	(119.0)%
Gain on sale of branch	-	438	(438)	(100.0)%
Other non-interest income	151	127	24	18.9%
Total non-interest income	$4,822	$4,460	$362	8.1%

Non-interest income increased $362,000 or 8.1% in 2015, as income from service charges, wealth management and treasury management services each increased in 2015 compared to 2014 primarily from the impact of changes to certain of the Bank’s fees and service charges and from business development activities.

Non-interest income (net of non-recurring income, gains and losses and gains/losses on the sales of securities) accounted for 22.3% of total revenue in 2015, compared with 21.8% in 2014.

The following table sets forth certain information on non-interest expenses for the years indicated (dollars in thousands):

	Year ended December 31,
	2015	2014	Change
	(Dollars in thousands)
Salaries and employee benefits	$11,263	$11,141	$122	1.1%
Occupancy and equipment	3,912	3,784	128	3.4%
Professional services	1,383	1,379	4	0.3%
Advertising	549	347	202	58.2%
Office supplies, postage and courier	305	328	(23)	(7.0)%
FDIC insurance premium	393	630	(237)	(37.6)%
State franchise taxes	295	266	29	10.9%
Other	2,353	2,231	122	5.5%
Total non-interest expenses	$20,453	$20,106	$347	1.7%

Non-interest expenses increased $347,000 or 1.7% in 2015. FDIC insurance premium decreased $237,000 in 2015 compared to 2014 due to the improvement in the Bank’s regulatory risk rating, which was effective in the fourth quarter of 2014, and which resulted largely from the substantial improvement in the Bank’s asset quality in 2014.

Our efficiency ratio was 94.9% in 2015, compared to 97.2% in 2014.

Income Taxes

We had net deferred tax assets totaling $10.4 million at December 31, 2015 and 2014, of which the majority are attributable to net operating loss carry-forwards and timing differences between provision for loan losses and the charge-off of loans. In the third quarter of 2015, we reversed the valuation allowance that had been previously been established against our net deferred tax assets, resulting in the recognition of a $10.7 million federal income tax benefit in our net income in the third quarter of 2015.

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

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

General

Total assets were $541.3 million at December 31, 2015, compared with $515.4 million at December 31, 2014. Cash and cash equivalents increased $10.6 million, and securities held-for-sale increased $11.9 million in 2015. Loans were $378.5 million at the end of 2015, which was a decrease of $6.9 million or 1.8% from the end of 2014.

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

The following table sets forth the amortized cost and market value for our available-for-sale securities portfolio:

	At December 31,
	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government and agency obligations	$20,904	$20,842	$11,602	$11,545
Corporate bonds	3,714	3,727	4,975	4,987
States and municipal obligations	21,954	22,261	21,303	21,657
Collateralized mortgage obligations	22,862	22,801	19,601	19,580
Mortgage-backed securities	17,702	18,166	17,438	18,140
Total	$87,136	$87,797	$74,919	$75,909

Investment securities totaled $87.8 million at December 31, 2015, compared with $75.9 million at December 31, 2014. Our portfolio is comprised primarily of investment grade securities, the majority of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of the securities portfolio at December 31, 2015 was 20.7% government-sponsored entity guaranteed mortgage-backed securities, 26.0% collateralized mortgage obligations, 25.4% municipal securities, 23.7% obligations of U.S. government-sponsored corporations and 4.2% corporate bonds. Mortgage-backed securities, which totaled $18.2 million at December 31, 2015, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the U.S. government.

We had net unrealized gains of approximately $661,000 in our securities portfolio at December 31, 2015, compared with net unrealized losses of $990,000 at December 31, 2014.

In March 2014, we sold the remaining collateralized debt obligation in our securities portfolio and recognized a loss of $141,000 on the sale. The actual loss recognized on the sale was substantially lower than the $940,000 unrealized loss on this security at the end of 2013 as increased investor demand for these types of securities pushed prices higher in the first quarter of 2014.

The following table sets forth as of December 31, 2015, the maturities and the weighted-average yields of our debt securities, which have been calculated on the basis of the amortized cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis (dollars in thousands):

	At December 31, 2015
	Within one year or less	After one year but within five years	After five years but within ten years	After ten years	Total

U.S. Government and agency obligations	$2,501	$13,465	$3,538	$1,400	$20,904
Corporate bonds	903	1,988	823	-	3,714
States and municipal obligations	931	6,820	10,634	3,569	21,954
Collateralized mortgage obligations	-	1,200	5,835	15,827	22,862
Mortgage-backed securities	-	1,265	5,944	10,493	17,702
Total	$4,335	$24,738	$26,774	$31,289	$87,136
Weighted average yield at year-end	1.25%	1.89%	2.62%	2.35%	2.25%

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

Loans (net of deferred costs) were $378.5 million at the end of 2015, compared with $385.4 million at the end of 2014. All of the decrease in our loan portfolio in 2015 occurred in the first quarter, due to significant prepayments in our commercial portfolio. Eleven commercial relationships aggregating $12.8 million paid off in early 2015, of which approximately one-third were non-performing troubled-debt restructured loans. Growth in the Company’s loan portfolio totaled $1.2 million over the last three quarters of 2015.

The following table sets forth the composition of our loan portfolio, excluding deferred loan costs and including loans held-for-sale at the dates indicated:

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consumer and credit card	$40,587	$37,507	$35,265	$21,620	$19,770
Residential and home equity	137,645	129,650	98,622	72,137	83,814
Commercial and industrial	99,213	106,222	122,901	112,300	126,225
Commercial real estate	100,743	111,851	106,901	111,417	129,958
Total loans	$378,188	$385,230	$363,689	$317,474	$359,767

The following table shows the amount of loans outstanding as of December 31, 2015, which, based on remaining scheduled payments of principal, are due in the periods indicated:

	Maturing within one year or less	Maturing after one but within five years	Maturing after five but within ten years	Maturing after ten years	Total
	(In thousands)
Consumer and credit card	$5,810	$2,778	$6,753	$25,246	$40,587
Residential and home equity	2,113	7,067	18,588	109,877	137,645
Commercial and industrial	9,658	30,059	29,243	30,253	99,213
Commercial real estate	3,625	37,962	30,971	28,185	100,743
Total	$21,206	$77,866	$85,555	$193,561	$378,188

The following table sets forth the sensitivity to changes in interest rates as of December 31, 2015:

	Fixed Rate	Variable Rate	Total
	(In thousands)
Due after one year, but within five years	$53,490	$24,377	$77,867
Due after five years	187,990	91,125	279,115

Asset Quality and the Allowance for Loan Losses

The following table represents a summary of delinquent loans grouped by the number of days delinquent at the dates indicated:

Delinquent loans	December 31, 2015		December 31, 2014
	(Dollars in thousands(1))
30 days past due	$191	0.05%	$336	0.09%
60 days past due	111	0.03%	37	0.01%
90 days past due and still accruing	2	0.01%	480	0.12%
Non-accrual	1,222	0.32%	1,384	0.36%
Total	$1,526	0.41%	$2,237	0.58%

(1) As a percentage of total loans, excluding deferred costs

The following table represents information concerning the aggregate amount of non-performing assets (includes certain loans held-for-sale at December 31, 2013):

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Non-accruing loans:
Consumer loans and credit cards	$-	$120	$-	$-	$46
Residential real estate loans and home equity	668	334	352	321	451
Commercial and industrial	554	632	4,702	2,815	2,381
Commercial real estate	-	298	2,624	2,195	6,698
Total non-accruing loans	1,222	1,384	7,678	5,331	9,576
Accruing loans delinquent 90 days or more	2	480	560	643	1,812
Total non-performing loans	1,224	1,864	8,238	5,974	11,388

Collateralized debt obligations	-	-	976	1,149	1,010
Other real estate and repossessed assets	68	1,111	1,219	3,671	4,605
Total non-performing assets	$1,292	$2,975	$10,433	$10,794	$17,003

Restructured loans not included above(1)	$6,040	$9,633	$12,788	$20,080	$22,219
Total non-performing loans (including TDR’s)	7,264	11,497	21,026	26,054	33,607
Total non-performing assets (including TDR’s)	7,332	12,608	23,221	30,874	39,222

(1) TDR’s that are in compliance with their modified terms and accruing interest.

Delinquent loans (including loans greater than 30 days past due) totaled $1.5 million or 0.41% of total loans at December 31, 2015, compared with $2.2 million or 0.58% at December 31, 2014. Non-performing assets, defined as non-accrual loans plus loans 90 days or more past due, other real estate owned and repossessed assets, impaired investment securities, and troubled debt restructurings not included in non-accrual loans were $7.3 million or 1.35% of total assets at December 31, 2015, compared with $12.6 million or 2.45% of total assets at December 31, 2014.

Troubled debt restructurings (“TDR’s”) which are performing in accordance with the restructured terms and accruing interest, but are included in non-performing assets, were $6.0 million at December 31, 2015 compared with $9.6 million at December 31, 2014. Included in non-performing assets at the end of 2015 are non-performing loans totaling $1.3 million or 0.32% of total loans, compared with $1.9 million or 0.48% of total loans at December 31, 2014.

Other real estate owned decreased $1.0 million in 2015 due primarily to the sale of a partially developed residential subdivision in the fourth quarter of 2015, which was acquired through foreclosure in 2008. TDR’s decreased $3.6 million in 2015 due to the sale in the third quarter of 2015 of two commercial mortgage loans that had been classified as impaired TDR’s for $3.2 million, which was the aggregate outstanding amount of the loans at the time of the sale.

As a recurring part of our portfolio management program, we have classified certain loans as “substandard” in our loan rating system. Substandard loans (excluding loans held-for-sale) total approximately $7.1 million at December 31, 2015, compared with $13.9 million at December 31, 2014. Substandard loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems. At December 31, 2015, substandard loans consisted of commercial loans and commercial real estate. There can be no assurance that additional loans will not become non-performing, require restructuring, or require increased provision for loan losses.

We have a loan monitoring program that evaluates non-performing loans and the loan portfolio in general. The loan review program continually audits the loan portfolio to confirm management’s loan risk rating system, and systematically tracks such problem loans to ensure compliance with loan policy underwriting guidelines, and to evaluate the adequacy of the allowance for loan losses.

Our policy is to place a loan on non-accrual status and recognize income on a cash basis when a loan is more than 90 days past due, unless in the opinion of management, the loan is well secured and in the process of collection. Interest payments received on non-accrual loans may be applied to the principal balance of the loan in situations where management believes full collection of the principal amount owed is not probable. The impact of interest not recognized on non-accrual loans was $35,000 in 2015 and $160,000 in 2014.

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

For commercial loan and commercial real estate segments, we maintain a specific allocation methodology for those classified in our internal risk grading system as substandard, doubtful or loss with a principal balances of $250,000 or greater. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Loans with modified terms in which a concession to the borrower has been made that it would not otherwise consider unless the borrower was experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  As of December 31, 2015, there was $7.8 million in impaired loans for which $579,000 in related allowance for loan losses was allocated. There was $12.2 million in impaired loans for which $1.3 million in related allowance for loan losses was allocated as of December 31, 2014.

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

	Year ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$4,236	$6,724	$6,881	$9,584	$12,247

Loans charged-off:
Consumer and credit card	(166)	(200)	(286)	(372)	(567)
Residential real estate and home equity	(73)	(169)	(331)	(74)	(278)
Commercial and industrial	(311)	(1,410)	(86)	(1,926)	(2,034)
Commercial real estate	(64)	(1,086)	(1,038)	(1,366)	(5,562)
Total loans charged-off	(614)	(2,865)	(1,741)	(3,738)	(8,441)

Recoveries of loans previously charged-off:
Consumer and credit card	147	113	219	224	247
Residential real estate and home equity	109	38	52	18	10
Commercial and industrial	352	42	823	251	58
Commercial real estate	103	131	38	47	27
Total recoveries	711	324	1,132	540	342

Net loans recovered (charged-off)	97	(2,541)	(609)	(3,198)	(8,099)

Allowance related to loans transferred to held-for-sale	-	(97)	(1,965)	-	-
Provision for loan losses	-	150	2,417	495	5,436
Balance at end of year	$4,333	$4,236	$6,724	$6,881	$9,584

Ratio of net loans (recovered) charged-off to average loans outstanding	(0.03)%	0.70%	0.18%	0.97%	2.05%

Net recoveries of $97,000 were recorded in 2015, compared to net charge-offs of $2.5 million or 0.70% of average loans in 2014. Three commercial relationships comprised approximately 67% of the gross charge-offs in 2014, which were charged against specific allowance allocations established in the fourth quarter of 2013.

There was no provision for loan losses recorded for the year-ended December 31, 2015. We recorded a negative provision for loan losses of $150,000 in the third quarter of 2015, due primarily to the net recoveries recorded in the quarter and to the favorable impact on the allowance for loan losses of the reduction in non-performing loans during the quarter. The negative provision for loan losses recorded in the third quarter had the effect of offsetting the provision for loan losses of $150,000 that was recorded in the first quarter of 2015, resulting in no provision for loan losses for 2015. The provision for loan losses was $150,000 for the year-ended December 31, 2014.

The allowance for loan losses was $4.3 million at December 31, 2015, compared to $4.2 million at December 31, 2014. The ratio of the allowance for loan losses to total loans was 1.14% at December 31, 2015, compared to 1.10% at December 31, 2014.

The ratio of the allowance for loan losses to non-performing loans (including TDR’s) was 59.7% at December 31, 2015, compared to 36.8% at December 31, 2014. The ratio of the allowance for loan losses to non-accrual loans was 355% at December 31, 2015, compared to 314% at September 30, 2015 and 306% at December 31, 2014.

We assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for loan losses and the required provision expense each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for loan losses, such as the allowance as a percentage of total loans, the allowance as a percentage of non-performing loans and the provision expense as a percentage of net charge-offs. This portion of the allowance has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors. At December 31, 2015, $308,000 or 7.1% of the allowance for loan losses was considered to be “unallocated,” compared to $270,000 or 6.4% of the allowance for loan losses at December 31, 2014.

The allowance for loan losses has been allocated within the following categories of loans at the dates indicated with the corresponding percent of loans to total loans (excluding loans held-for-sale) for each category:

	At December 31,
	2015		2014		2013		2012		2011
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Consumer and credit card	144	10.7%	190	9.7%	301	9.2%	365	6.8%	425	5.5%
Residential real estate and home equity	561	36.4%	268	33.7%	219	27.0%	204	22.7%	291	23.3%
Commercial and industrial	$1,321	26.2%	$1,132	27.6%	$2,973	34.3%	$1,620	35.4%	$1,952	35.1%
Commercial real estate	1,999	26.7%	2,376	29.0%	3,231	29.5%	4,692	35.1%	6,916	36.1%
Unallocated	308	-	270	-	-	-	-	-	-	-
Total	$4,333	100.0%	$4,236	100.0%	$6,724	100.0%	$6,881	100.0%	$9,584	100.0%

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

The following table sets forth the composition of our deposits by business line at December 31, 2015 (dollars in thousands):

	Amount	Percent
Non-interest bearing demand	$124,023	26.1%
Interest bearing demand	77,616	16.4%
Total demand	201,639	42.5%

Savings	47,333	10.0%
Money market	154,119	32.5%
Time deposits	71,446	15.0%
Total deposits	$474,537	100.0%

Deposits totaled $474.5 million at December 31, 2015, compared with $453.2 million at December 31, 2014. Much of the growth in deposits during 2015 was the result of higher balances maintained by existing municipal and business customers. Our deposit mix at the end of 2015 continued to be weighted heavily in lower cost demand, savings and money market accounts, which totaled $403.1 million or 84.9% of total deposits at the end of 2015, compared to $378.9 million or 83.6% of total deposits at the end of 2014, as depositors continue to avoid placing funds in time accounts in the low interest rate environment. Time deposits totaled $71.4 million or 15.1% of total deposits at December 31, 2015, compared to $74.3 million or 16.4% of total deposits at December 31, 2014.

Time deposits in excess of $100,000, which tend to be more volatile and sensitive to interest rates, totaled $50.1 million at December 31, 2015, representing 70.1% of total time deposits and 10.5% of total deposits. These deposits totaled $47.3 million, representing 63.6% of total time deposits and 10.4% of total deposits at the end of 2014.

The following table schedules the amount of our time deposits of $100,000 or more by time remaining until maturity as of December 31, 2015 (in thousands):

Maturing in:
Three months or less	$21,950
Over three through six months	2,979
Over six through twelve months	23,431
Over twelve months	1,690
Total	$50,050

Borrowings

We utilize advances from the FHLB as an alternative source of funding and as a liability management tool. At December 31, 2015, borrowings from the FHLB were $4.5 million, compared with $11.8 million at December 31, 2014. During 2015 we used excess cash to pay down maturing borrowings.

Liquidity

Our liquidity is primarily measured by our ability to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of market interest rate opportunities. Funding of loan commitments, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of our sources and uses of funds. Our Asset Liability Management Committee (ALCO) is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of December 31, 2015, that our liquidity measurements are in compliance with our policy guidelines.

Our principal sources of funds for operations are cash flows generated from earnings, deposits, securities, loan repayments, and borrowings from the FHLB. During the year ended December 31, 2015, cash and cash equivalents increased by $10.6 million, as net cash provided by operating activities of $2.5 million and net cash provided by financing activities of $14.1 million offset net cash used in investing activities of $5.9 million. Net cash provided by financing activities primarily resulted from a net increase in deposits of $21.3 million which offset $7.3 million in net repayments on borrowings. Net cash used in investing activities primarily resulted from a net decrease in loans of $6.8 million which was offset by net cash used in purchases of securities exceeding proceeds from maturities and principal repayments of securities by $13.3 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans that have been pledged as collateral. As of December 31, 2015, the Bank’s credit limit with the FHLB was $115.5 million with outstanding borrowings in the amount of $4.5 million.

The Bank had a $25.1 million line of credit at December 31, 2015 with the Federal Reserve Bank of Cleveland through its Discount Window, and has pledged as collateral certain automobile, commercial and commercial real estate loans totaling $383,000, $13.0 million, and $43.4 million, respectively, at December 31, 2015. We did not draw any funds on this line of credit in 2015.

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

Capital Resources

Total shareholders’ equity was $58.8 million at December 31, 2015, which was an increase of $11.6 million from the end of 2014 resulting primarily from net income of $11.7 million and a $218,000 decrease in unrealized gains on securities available-for-sale, net of taxes.

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

Beginning on January 1, 2015, the capital requirements for our Company and the Bank increased as a result of the phase-in of certain changes to capital requirements for U.S. banking organizations. Consistent with the international Basel III framework, the capital requirements include a new minimum ratio of common equity tier 1 capital to risk-weighted assets and a Tier 1 common capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets to 6.0% and includes a minimum leverage ratio of 4.0% for all banking organizations. These new minimum capital ratios became effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019.

The Bank’s actual and required minimum capital ratios at December 31, 2015 are presented below.

	Actual	Minimum for Purposes of Capital Adequacy
Total risk-based capital ratio	14.29%	8.00%
Tier 1 capital ratio	13.11%	6.00%
Common equity Tier 1 capital ratio	13.11%	4.50%
Leverage ratio	9.11%	4.00%

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Asset and Liability Management and Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our market risk arises principally from interest rate risk in our lending, investing, deposit gathering and borrowing activities. Other types of market risks do not arise in the normal course of our business activities.

The Bank’s Asset Liability Management Committee, or ALCO, is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and manage exposure to interest rate risk. The policies and guidelines established by the ALCO are reviewed and approved by our Board of Directors annually.

Interest rate risk is monitored primarily through financial modeling of net interest income and net portfolio value estimation (discounted present value of assets minus discounted present value of liabilities). Both measures are highly assumption dependent and change regularly as the balance sheet and interest rates change; however, taken together, they represent a reasonably comprehensive view of the magnitude of interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed and reviewed monthly by the ALCO.

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K promulgated by Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement.  The base case (no rate change) information in the table shows (1) an estimate of our Company’s net portfolio value at December 31, 2015 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the twelve months ending December 31, 2016, assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current (December 31, 2015) rate levels and repricing balances are adjusted to current (December 31, 2015) rate levels.  The rate change information (rate shocks) in the table shows estimates of net portfolio value at December 31, 2015 and net interest income for the twelve months ending December 31, 2016, assuming instantaneous rate changes of up 100, 200, 300, and 400 basis points.  Cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age.  Rate changes in the rate shock scenario are assumed to be shock or immediate changes and occur uniformly across the yield curve.  In projecting future net interest income under the rate shock scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed post shock rate levels. Balances that reprice are assumed to reprice at post shock rate levels.

Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 400 basis points would have a negative effect on our net interest income over a twelve month time period and on our current net portfolio value.  This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities. In this rate scenario, certain interest-bearing non-maturity deposits are assumed to instantaneously reprice using deposit price sensitivity (“Beta”) of 75%, or 300 basis points. The difference in the estimated impact on net interest income and net portfolio value in each of the three other rate shock scenario’s is due primarily to different assumptions for Beta’s used in each of these scenarios.

Over a longer period of time, and assuming that interest rates remain stable after the initial rate increase and the Bank purchases securities and originates loans at yields higher than those maturing and reprices loans at higher yields, the impact of an increase in interest rates should be positive.  This occurs primarily because with the passage of time more loans and investment securities will reprice at the higher rates and there will be no offsetting increase in interest expense for those loans and investment securities funded by noninterest-bearing checking deposits and capital.

In previous years, net portfolio value and net interest income resulting from an immediate and sustained rate decrease of 100 basis points or more were reported; however these measures have been omitted this year as the absolute low level of rates renders the results under these scenarios not meaningful.

	Net Portfolio Value at December 31, 2015				Net Interest Income Twelve Months Ending December 31, 2016
			Change from Base			Change from Base
Rate Change Scenario	Amount	Ratio	Dollar	Percent	Amount	Dollar	Percent
+400 basis point rate shock	$61,266	12.5%	$(5,821)	(8.7)%	$14,223	$(2,571)	(15.3)%
+300 basis point rate shock	68,757	13.7%	1,670	2.5%	16,490	(304)	(1.8)%
+200 basis point rate shock	72,863	14.1%	5,776	8.6%	17,472	677	4.0%
+100 basis point rate shock	71,062	13.5%	3,975	5.9%	17,118	324	1.9%
Base case (no rate change)	67,087	12.4%	-	-	16,794	-	-

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

DCB Financial Corp

Lewis Center, Ohio

We have audited the accompanying consolidated balance sheets of DCB Financial Corp as of December 31, 2015 and 2014, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCB Financial Corp as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran PLLC

Columbus, OH

March 23, 2016

DCB Financial Corp and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2015	2014
	(In thousands, except share and per share data)
Assets:
Cash and due from financial institutions	$6,929	$6,247
Interest-bearing deposits	24,963	15,027
Total cash and cash equivalents	31,892	21,274

Securities available-for-sale	87,797	75,909

Loans	378,513	385,444
Less allowance for loan losses	(4,333)	(4,236)
Net loans	374,180	381,208

Real estate owned	68	1,111
Investment in FHLB stock	3,250	3,250
Premises and equipment, net	5,091	10,016
Premises and equipment held for sale	4,771	-
Bank-owned life insurance	20,760	20,027
Deferred tax asset, net	10,440	-
Accrued interest receivable and other assets	3,015	2,587
Total assets	$541,264	$515,382

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest bearing	$124,023	$111,022
Interest bearing	350,514	342,170
Total deposits	474,537	453,192

Borrowings	4,520	11,808
Accrued interest payable and other liabilities	3,360	3,171
Total liabilities	482,417	468,171

Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common shares, 17,500,000 shares authorized, 7,588,887 and 7,541,445 shares issued, and 7,281,237 and 7,233,797 shares outstanding for 2015 and 2014, respectively	16,410	16,064
Retained earnings	49,799	38,055
Treasury stock, at cost, 307,650 shares at December 31, 2015 and 2014	(7,416)	(7,416)
Accumulated other comprehensive income	436	654
Deferred stock-based compensation	(382)	(146)
Total shareholders’ equity	58,847	47,211
Total liabilities and shareholders’ equity	$541,264	$515,382

See notes to the consolidated financial statements.

DCB Financial Corp and Subsidiaries

Consolidated Statements of Income

	Year ended December 31,
	2015	2014
	(In thousands, except share and per share data)
Interest income:
Loans	$15,866	$15,276
Securities	1,957	2,065
Federal funds sold and interest bearing deposits	67	39
Total interest income	17,890	17,380

Interest expense:
Deposits:
Savings and money market accounts	570	544
Time accounts	357	434
Interest-bearing demand accounts	102	91
Total	1,029	1,069

FHLB advances	141	143
Total interest expense	1,170	1,212

Net interest income	16,720	16,168
Provision for loan losses	-	150
Net interest income after provision for loan losses	16,720	16,018

Non-interest income:
Service charges	2,002	1,963
Wealth management fees	1,644	1,474
Treasury management fees	273	220
Income from bank-owned life insurance	733	730
Gain on the sale of securities available-for-sale	-	101
Net gain (loss) on loans held for sale	3	(509)
Net gain (loss) on sale of REO	16	(84)
Gain on sale of branch	-	438
Other non-interest income	151	127
Total non-interest income	4,822	4,460

Non-interest expense:
Salaries and employee benefits	11,263	11,141
Occupancy and equipment	3,912	3,784
Professional services	1,383	1,379
Advertising	549	347
Office supplies, postage and courier	305	328
FDIC insurance premium	393	630
State franchise taxes	295	266
Other non-interest expense	2,353	2,231
Total non-interest expense	20,453	20,106

Income before income tax benefit	1,089	372
Income tax benefit	(10,655)	-
Net income	$11,744	$372

Share and Per Share Data
Basic average common shares outstanding	7,272,061	7,193,372
Diluted average common shares outstanding	7,288,350	7,232,388
Basic and diluted earnings per common share	$1.61	$0.05

See notes to the consolidated financial statements.

DCB Financial Corp and Subsidiaries

Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2015	2014
	(In thousands)
Net income	$11,744	$372

Other comprehensive (loss) income:

Net unrealized (losses) gains on securities available-for-sale, net of taxes of $(112) and $769 in 2015 and 2014, respectively	(218)	1,494

Reclassification adjustment for gains included in net income, net of taxes of $(35) in 2014	-	(66)

Total other comprehensive (loss) income	(218)	1,428

Comprehensive income	$11,526	$1,800

See notes to the consolidated financial statements.

DCB Financial Corp and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

Year ended December 31, 2015 and 2014

(Dollars in thousands, except share data)

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Deferred Stock-Based Compensation	Total

Balance at January 1, 2014	7,192,352	$-	$15,771	$37,683	$(7,416)	$(774)	$-	$45,264
Net income	-	-	-	372	-	-	-	372
Other comprehensive income, net of taxes	-	-	-	-	-	1,428	-	1,428
Issuance of restricted stock in exchange for cancelled stock options	41,445	-	293	-	-	-	(146)	147
Balance at December 31, 2014	7,233,797	$-	$16,064	$38,055	$(7,416)	$654	$(146)	$47,211

Net income	-	-	-	11,744	-	-	-	11,744
Other comprehensive loss, net of taxes	-	-	-	-	-	(218)	-	(218)
Issuance of restricted stock	57,243	-	417	-	-	-	(417)	-
Forfeiture of restricted stock	(9,290)	-	(71)	-	-	-	71	-
Restricted stock withheld upon vesting for payment of taxes	(513)	-	-	-	-	-	-	-
Amortization of restricted stock	-	-	-	-	-	-	110	110
Balance at December 31, 2015	7,281,237	$-	$16,410	$49,799	$(7,416)	$436	$(382)	$58,847

See notes to consolidated financial statements.

DCB Financial Corp and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities
Net income	$11,744	$372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	932	1,070
Provision for loan losses	-	150
Deferred income taxes	(10,665)	-
Gain on sale of securities	-	(101)
(Gain) loss on loans held-for-sale, net	(3)	509
(Gain) loss on sale of real estate owned, net	(16)	84
Gain on sale of branch	-	(438)
Net stock based compensation	225	190
Premium amortization on securities, net	1,041	1,064
Earnings on bank owned life insurance	(733)	(730)
Net changes in other assets and other liabilities	(17)	543
Net cash provided by operating activities	2,508	2,713

Cash flows from investing activities
Purchases of securities available-for-sale	(38,701)	(25,136)
Proceeds from maturities, principal payments and calls of securities available-for-sale	25,442	23,234
Proceeds from sales of securities available-for-sale	-	7,140
Net change in loans	6,762	(31,076)
Proceeds from sales of loans held-for-sale	269	845
Proceeds from sale of real estate owned	1,059	768
Net cash paid with sale of branch	-	(12,464)
Proceeds from redemption of FHLB stock	-	549
Premises and equipment expenditures	(778)	(445)
Net cash used in investing activities	(5,947)	(36,585)

Cash flows from financing activities
Net change in deposits	21,345	22,819
Proceeds from short-term borrowings	-	7,000
Repayment of borrowings	(7,288)	(30)
Net cash provided by financing activities	14,057	29,789

Net change in cash and cash equivalents	10,618	(4,083)
Cash and cash equivalents at beginning of year	21,274	25,357
Cash and cash equivalents at end of year	$31,892	$21,274

Supplemental disclosures of cash flow information
Cash paid during the period for interest on deposits and borrowings	$1,132	$1,288

Non-cash investing and financing activities:
Transfer of premises and equipment to held for sale	$4,771	-
Transfer of loans to real estate owned	-	744
Transfer of loans to held for sale	-	913
Transfer of loans held for sale to held for investment	-	769
Transfer of deposits from held for sale	-	(3,210)

See notes to consolidated financial statements.

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2015 and 2014

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of DCB Financial Corp (“DCB”) and its direct and indirect wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services, LLC, DCB Insurance Services, Inc., DataTasx LLC, ORECO, Inc. and 110 Riverbend, LLC. (collectively referred to hereinafter as the “Company”). All intercompany transactions and balances have been eliminated in the consolidated financial statements.

Nature of Operations

The Company provides financial services in Delaware and Franklin counties in Ohio, as well as nearby counties, through its eight full-service and six limited-service banking locations. Its primary deposit products are checking, savings, and term certificate accounts and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. The Bank also operates a trust department and engages in other personal wealth management activities, including brokerage services and private banking.

Business Segments

While the Company’s management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s operations are considered by management to be aggregated into one operating segment.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has identified the allowance for loan losses, income taxes, and the fair value of financial instruments to be the accounting areas that require the most subjective and complex judgments, and as such could be the most subject to revision as new information becomes available. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, federal funds sold and deposits with other financial institutions with original maturities of less than 90 days. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased and other short-term borrowings.

Securities

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

Years ended December 31, 2015 and 2014

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

Loans

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

DCB Financial Corp and Subsidiaries

Notes To Consolidated Financial Statements

Years ended December 31, 2015 and 2014

Management also analyzes certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for loan losses, such as the allowance as a percentage of total loans, the allowance as a percentage of non-performing loans and the provision expense as a percentage of net charge-offs. This portion of the allowance, when applicable, is reported as an “unallocated” component of the allowance for loan losses in the Company’s financial statements

Uncollectibility is usually determined based on a pre-determined number of days delinquent in the case of consumer loans, or, in the case of commercial loans, is based on a combination of factors including delinquency, collateral and other legal considerations. Consumer loans are charged-off prior to 120 days of delinquency, but could be charged off earlier, depending on the individual circumstances. Mortgage loans are charged down prior to 120 days of delinquency, but could be charged off sooner, again, depending upon individual circumstance. Typically, loans collateralized by residential real estate are partially charged down to the estimated liquidation value, which is generally based on appraisal less costs to hold and liquidate. Commercial and commercial real estate loans are evaluated for impairment and typically reserved based on the results of the analysis, then subsequently charged down to a recoverable value when loan repayment is deemed to be collateral dependent. Loans can be partially charged down depending on a number of factors including: the remaining strength of the borrower and guarantor; the type and value of the collateral, and the ease of liquidating collateral; and whether or not collateral is brought onto the bank’s balance sheet via repossession. In the case of commercial and commercial real estate loans, charge-offs, partial or whole, take place when management determines that full collectability of principal balance is unlikely to occur. Subsequent recoveries, if any, are credited to the allowance. Management’s policies for determining impairment, reserves and charge-offs are reviewed and approved by the Board of Directors on an annual basis, and were not materially changed in 2015.

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

Investment in Federal Home Loan Bank Stock

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

Premises and Equipment

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

Premises and equipment held for sale is carried at the lower of cost or fair value. The Company ceases recognition of depreciation expense at the time that premises and equipment is transferred to held for sale.

Foreclosed Assets

Assets acquired through foreclosure are initially recorded at the lower of cost or fair value less expected selling costs. Subsequent declines in fair value below the recorded amount are recorded as a direct write-down to expense. The Company generally evaluates fair market values of foreclosed assets on a quarterly basis, and adjusts accordingly. Holding costs after acquisition are expensed as incurred, but construction costs to improve a property’s value may be capitalized as part of the asset value.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

Servicing Assets

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

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key executives and directors. Bank owned life insurance is recorded at its cash surrender value.

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

Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Earnings per Common Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period which excludes the participating securities. All outstanding unvested restricted stock awards containing rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income tax effects. Other comprehensive income includes unrealized gains and losses on securities available-for-sale securities and reclassification adjustments for gains and losses included in income. Accumulated comprehensive income at December 31, 2015 and 2014 consists solely of unrecognized gains on available for sale securities, net of tax, of $225,000 and $337,000, respectively.

Restrictions on Cash

Other deposits at the Federal Reserve Bank above the clearing balance requirements earn interest at an overnight rate, and are not restricted. In addition, $1.1 million is held in another institution and is under the control of a third party due to a contractual agreement.

Dividend Restrictions

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to DCB or by DCB to shareholders.

Fair Value of Financial Instruments

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

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders’ equity.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

New Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This guidance requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based upon the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This guidance should be applied using a prospective transition method or a modified retrospective transition method. The adoption of this guidance did not have a significant effect on the Company’s financial position or results of operations.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amended guidance clarifies that an in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amended guidance also requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This guidance became effective January 1, 2015. The adoption of this guidance did not have a significant effect on the Company’s financial position or results of operations.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

- A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

- A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted. The Company is currently evaluating the effect the guidance will have on the Company’s consolidated financial statements.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU 2014–12, Compensation – Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amended guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 31, 2015, with earlier adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April 2015, the FASB approved deferral of the effective date of this guidance, which is now effective prospectively for the Company for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Company’s consolidated financial statements.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

2. Securities

The amortized cost and estimated fair values of securities available-for-sale were as follows at the dates indicated (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$20,904	$26	$88	$20,842
Corporate bonds	3,714	26	13	3,727
States and municipal obligations	21,954	388	81	22,261
Collateralized mortgage obligations	22,862	46	107	22,801
Mortgage-backed securities	17,702	505	41	18,166
Total	$87,136	$991	$330	$87,797

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$11,602	$31	$88	$11,545
Corporate bonds	4,975	33	21	4,987
States and municipal obligations	21,303	423	69	21,657
Collateralized mortgage obligations	19,601	85	106	19,580
Mortgage-backed securities	17,438	702	-	18,140
Total	$74,919	$1,274	$284	$75,909

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (dollars in thousands):

	December 31, 2015
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	14	$15,333	$55	2	$1,964	$33	16	$17,297	$88
Corporate bonds	2	759	5	3	1,400	8	5	2,159	13
State and municipal obligations	9	3,902	48	4	1,355	33	13	5,257	81
Collateralized mortgage obligations	13	11,298	63	6	2,551	44	19	13,849	107
Mortgage-backed securities and other	5	5,176	41	-	-	-	5	5,176	41
Total temporarily impaired securities	43	$36,468	$212	15	$7,270	$118	58	$43,738	$330

	December 31, 2014
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	3	$2,488	$9	4	$4,446	$79	7	$6,934	$88
Corporate bonds	1	503	1	4	1,664	21	5	2,167	22
State and municipal obligations	8	2,699	18	4	1,915	51	12	4,614	69
Collateralized mortgage obligations	9	5,649	20	4	3,649	85	13	9,298	105
Mortgage-backed securities and other	-	-	-	-	-	-	-	-	-
Total temporarily impaired securities	21	$11,339	$48	16	$11,674	$236	37	$23,013	$284

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

The unrealized losses on the Company’s investments in U.S. Government and agency obligations, corporate bonds, state and political subdivision obligations, and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

No other-than-temporary impairment was recognized in 2015 or 2014. There was no accumulated other-than-temporary impairment as of December 31, 2015 or 2014.

There are no securities from the same issuer, besides agency investments, greater than 10% of total equity at December 31, 2015.

The amortized cost and estimated fair value of debt securities, at December 31, 2015, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due in one year or less	$4,335	$4,333
Due after one to five years	23,473	23,534
Due after five to ten years	20,830	21,009
Due after ten years	20,796	20,755
Mortgage-backed and related securities	17,702	18,166
Total	$87,136	$87,797

Sales of investment securities during the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Proceeds from investment sales	$-	$7,140
Gross gains on investment sales	$-	$242
Gross losses on investment sales	$-	$(141)

Securities with a carrying amount of $78.8 million and $65.5 million at December 31, 2015 and 2014, respectively, were pledged to secure public deposits and other obligations.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

3. Loans

Loans were comprised of the following at the dates indicated (in thousands):

	December 31, 2015	December 31, 2014
Consumer and credit card	$40,587	$37,507
Residential real estate and home equity	137,645	129,650
Commercial and industrial	99,213	106,222
Commercial real estate	100,743	111,851
	378,188	385,230
Net deferred loan costs	325	214
Loans	378,513	385,444
Allowance for loan losses	(4,333)	(4,236)
Net loans	$374,180	$381,208

Loans to principal officers, directors, and their related affiliates during 2015 in the normal course of business were as follows (in thousands):

2015
Balance at beginning of year	$8,107
New loans	-
Repayments	(3,195)
Balance at end of year	$4,912

Loans serviced for others totaled $1.8 million and $2.1 million at December 31, 2015 and 2014, respectively. The Company had net servicing assets of $3,000 at December 31, 2015 and 2014, respectively.

4. Credit Quality

Allowance for Loan Losses

The Company’s methodology for estimating probable future losses on loans utilizes a combination of probability of loss by loan grade and loss given defaults for its loan portfolio by class. The probability of default is based on both market data from a third-party independent source and actual historical default rates within the Company’s loan classes. A loan is impaired when full payment of interest and principal under the original contractual loan terms is not expected. Commercial and industrial loans, commercial real estate, including construction and land development, and multi-family real estate loans are individually evaluated for impairment. If a loan is impaired, the loan amount exceeding fair value, based on the most current information available is reserved. Management has developed a process by which commercial and commercial real estate loan relationships with balances of $250,000 or greater are assigned an internal risk grade based on relevant information about the ability of the borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Borrower’s receiving an internal risk grade of substandard or doubtful are individually evaluated for impairment through a loan quality review (LQR). The LQR details the various attributes of the relationship and collateral and determines based on the most recent available information if a specific reserve needs to be applied and at what level. The LQR process for all loans meeting the specific review criteria is completed on a quarterly basis. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, such loans are not separately identified for impairment disclosures. This methodology recognizes portfolio behavior while allowing for reasonable loss ratios on which to estimate allowance calculations.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

Further, the process for estimating probable loan losses is divided into reviewing impaired loans on an individual basis for probable losses and, as noted above, calculating probable future losses based on historical and market data for homogenous loan portfolios. As the Company’s troubled loans have been reduced through paydowns, payoffs, credit improvement and charge-offs, the remaining loan portfolios possess better overall credit characteristics, and based on the Company’s methodology require lower rates of reserving than recent historical levels.

The tables below summarize activity by class in the allowance for loan losses for the periods indicated (in thousands):

	Year ended December 31, 2015
	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total
Beginning balance	$190	$1,132	$2,376	$268	$270	$4,236
Charge-offs	(166)	(311)	(64)	(73)		(614)
Recoveries	147	352	103	109		711
Net (charge-offs) recoveries	(19)	41	39	36		97

Provision	(27)	148	(416)	257	38	-
Ending balance	$144	$1,321	$1,999	$561	$308	$4,333

	Year ended December 31, 2014
	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total
Beginning balance	$301	$3,231	$2,973	$219	$-	$6,724
Charge-offs	(200)	(1,410)	(1,086)	(169)		(2,865)
Recoveries	113	42	131	38		324
Transfer to held for sale	-	-	(97)	-		(97)
Net charge-offs	(87)	(1,368)	(1,052)	(131)		(2,638)

Provision	(24)	(731)	455	180	270	150
Ending balance	$190	$1,132	$2,376	$268	$270	$4,236

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

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

The following presents by class, information related to the Company’s impaired loans as of the dates indicated (in thousands).

	At December 31, 2015			Period ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Twelve months Average Recorded Investment	Twelve months Interest Income Recognized
With no related allowance recorded:
Consumer and credit card	$548	$548		$496	$27
Residential real estate and home equity	668	668		576	-
Commercial and industrial	926	926		1,063	35
Commercial real estate	126	126		391	8
	$2,268	$2,268		$2,526	$70

With an allowance recorded:
Commercial and industrial	944	1,021	144	1,024	55
Commercial real estate	4,579	4,579	435	6,942	211
	5,523	5,600	579	7,966	266

Total:
Consumer and credit card	$548	$548	$-	$496	$27
Residential real estate and home equity	668	668	-	576	-
Commercial and industrial	1,870	1,947	144	2,087	90
Commercial real estate	4,705	4,705	435	7,333	219
Total	$7,791	$7,868	$579	$10,492	$336

	At December 31, 2014			Period ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Twelve months Average Recorded Investment	Twelve months Interest Income Recognized
With no related allowance recorded:
Consumer and credit card	$455	$455		$474	$25
Commercial and industrial	1,288	1,288		1,531	45
Commercial real estate	1,088	1,088		6,714	70
	2,831	2,831		8,719	140

With an allowance recorded:
Commercial and industrial	740	817	256	1,772	43
Commercial real estate	8,602	8,602	1,042	6,048	595
	9,342	9,419	1,298	7,820	638

Total:
Consumer and credit card	$455	$455	$-	$474	$25
Commercial and industrial	2,028	2,105	256	3,303	88
Commercial real estate	9,690	9,690	1,042	12,762	665
Total	$12,173	$12,250	$1,298	$16,539	$778

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

The allocation of the allowance for loan losses summarized on the basis of the Company’s impairment methodology was as follows at the dates indicated (in thousands):

	December 31, 2015
	Consumer and Credit card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total

Individually evaluated for impairment	$-	$-	$144	$435	$579
Collectively evaluated for impairment	144	561	1,177	1,564	3,446
Allocated	$144	$561	$1,321	$1,999	4,025
Unallocated					308
					$4,333

	December 31, 2014
	Consumer and Credit card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total

Individually evaluated for impairment	$-	$-	$256	$1,042	$1,298
Collectively evaluated for impairment	190	268	876	1,334	2,668
Allocated	$190	$268	$1,132	$2,376	3,966
Unallocated					270
					$4,236

The recorded investment in loans summarized on the basis of the Company’s impairment methodology at the dates indicated was as follows (in thousands):

	December 31, 2015
	Consumer and Credit card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total

Individually evaluated for impairment	$548	$668	$1,870	$4,705	$7,791
Collectively evaluated for impairment	40,039	136,977	97,343	96,038	370,397
Ending balance	$40,587	$137,645	$99,213	$100,743	$378,188

	December 31, 2014
	Consumer and Credit card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total

Individually evaluated for impairment	$455	$-	$2,028	$9,690	$12,173
Collectively evaluated for impairment	37,052	129,650	104,194	102,161	373,057
Ending balance	$37,507	$129,650	$106,222	$111,851	$385,230

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

Loans on non-accrual status were as follows at the dates indicated (in thousands):

	December 31,	December 31,
	2015	2014
Consumer and credit card	$-	$120
Residential real estate and home equity	668	334
Commercial and industrial	554	632
Commercial real estate	-	298
Total	$1,222	$1,384

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

As of the dates indicated and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as of the dates indicated (in thousands):

	December 31, 2015		December 31, 2014
	Commercial and Industrial	Commercial Real Estate	Commercial and Industrial	Commercial Real Estate
Pass	$96,225	$91,132	$100,961	$96,217
Special mention	925	4,592	823	6,146
Substandard	2,063	5,019	4,438	9,488
Total	$99,213	$100,743	$106,222	$111,851

For residential real estate and consumer loan classes, the Company evaluates credit quality primarily based upon the aging status of the loan and by payment activity.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of the dates indicated (in thousands):

	December 31, 2015		December 31, 2014
	Consumer and Credit Card	Residential Real Estate and Home Equity	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$40,587	$136,975	$37,387	$128,836
Non-performing	-	670	120	814
Total	$40,587	$137,645	$37,507	$129,650

Age Analysis of Past Due Loans

The following tables present past due loans aged as of the dates indicated (in thousands):

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Total Loans
Consumer and credit card	$48	$13	$-	$61	$40,526	$40,587
Residential real estate and home equity	160	98	401	659	136,986	137,645
Commercial and industrial	236	-	-	236	98,977	99,213
Commercial real estate	-	-	-	-	100,743	100,743
Total	$444	$111	$401	$956	$377,232	$378,188

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Total Loans
Consumer and credit card	$66	$7	$120	$193	$37,314	$37,507
Residential real estate and home equity	220	30	642	892	128,758	129,650
Commercial and industrial	68	-	-	68	106,154	106,222
Commercial real estate	49	-	306	355	111,496	111,851
Total	$403	$37	$1,068	$1,508	$383,722	$385,230

Troubled Debt Restructurings

The following table summarizes troubled debt restructurings that occurred during the periods indicated (dollars in thousands):

	For the year ended December 31,
	2015		2014
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	7	$273	-	$-
Commercial and industrial	2	44	-	-

Total	9	$317	-	$-

During 2015 and 2014, there were no loans modified in a TDR that subsequently defaulted within twelve months of the modification.

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
Years ended December 31, 2015 and 2014

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

5. Premises and Equipment

Premises and equipment were as follows at the dates indicated (in thousands):

	December 31,
	2015	2014

Land	$14	$1,266
Buildings	8,121	13,287
Furniture and equipment	10,249	9,948
Subtotal	18,384	24,501
Accumulated depreciation	(13,733)	(15,115)
Subtotal	4,651	9,386
Software, net of accumulated amortization	440	630
Total premises and equipment	$5,091	$10,016

Depreciation expense totaled $932,000 and $1.1 million for the years ended December 31, 2015 and 2014.

The Company has entered into operating lease agreements for branch offices and equipment, which expire at various dates through 2025, and provide options for renewals. Rental expense on lease commitments for 2015 and 2014 amounted to $643,000 and $566,000, respectively.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

The total future minimum lease commitments at December 31, 2015 under these leases are summarized as follows (in thousands):

2016	$633
2017	405
2018	263
2019	164
2020	69
Thereafter	238
Total	$1,772

The Company had $4.8 million in premises and equipment held for sale at December 31, 2015 associated with the sale and leaseback of the corporate headquarters that was completed in January 2016.

In January 2016, the Company entered into a lease agreement in connection with the sale and leaseback of its corporate headquarters. The lease has a fifteen year term, with options to extend the term of the lease for two additional periods of ten years each. Minimum lease payments total $642,000 in the first year of the lease, with increases of 2% annually thereafter.

6. Deposits

Deposits consisted of the following at December 31 (in thousands):

	2015	2014
Non-interest-bearing demand	$124,023	$111,022
Interest-bearing demand	77,616	77,534
Savings	47,333	42,634
Money market	154,119	147,667
Time deposits	71,446	74,335
Total deposits	$474,537	$453,192

The following table indicates the maturities of the Company’s time deposits at December 31 (in thousands):

	2015	2014
Due in one year	$64,959	$48,431
Due in two years	3,693	23,343
Due in three years	2,480	2,154
Due in four years	314	346
Due in five years or more	-	61
Total time deposits	$71,446	$74,335

Total time deposits in excess of $250,000 as of December 31, 2015 and 2014 were $11.2 million and $9.6 million, respectively.

7. Borrowings

As a member of the FHLB of Cincinnati, the Bank has the ability to obtain borrowings based on its investment in FHLB stock and other qualified collateral. FHLB advances are collateralized by a blanket pledge of the Bank’s qualifying 1-4 family loan portfolio and all shares of FHLB stock. At December 31, 2015, total pledged loans were $137.9 million and investment in FHLB Stock was $3.2 million. Those amounts at December 31, 2014 were $141.8 million and $3.2 million respectively. The Bank had a $25.1 million line of credit with no outstanding balance at December 31, 2015 with the Federal Reserve Bank of Cleveland through its Discount Window. The Bank has pledged loans totaling $56.8 million at December 31, 2015.

Advances from the FHLB totaled $4.5 million and $11.8 million, respectively, at December 31, 2015 and 2014.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

The contractual amounts of FHLB borrowings mature as follows at December 31, 2015 (dollars in thousands):

Maturing	Amount	Weighted Average Rate
2016	$1,530	0.84%
2017	590	1.12%
2018	2,034	1.79%
2019	366	5.44%
2020 and after	-	-%
	$4,520	1.68%

8. Earnings per Common Share

The Company issued restricted stock awards with non-forfeitable dividend rights, which are considered participating securities. As such, earnings per share is computed using the two-class method as required by Accounting Standard Codification (“ASC”) 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards and warrants, but excludes awards considered participating securities.

Basic and diluted net income per common share calculations for the years ended December 31 are as follows (in thousands, except share and per share amounts):

	2015	2014
Basic
Net income	$11,744	$372
Less: undistributed earnings allocated to unvested restricted shares	(129)	-
Net earnings allocated to common shareholders	$11,615	$372

Weighted average common shares outstanding including shares considered participating securities	7,272,061	7,193,372
Less: average participating securities	(79,709)	-
Weighted average shares	7,192,352	7,193,372

Basic earnings per common share	$1.61	$0.05

Diluted
Net earnings allocated to common shareholders	$11,615	$372

Weighted average common shares outstanding for basic earnings per common share	7,192,352	7,193,372
Dilutive effect of assumed exercise of average participating securities	16,289	39,016
Average participating securities	79,709	-
Average common shares outstanding – diluted	7,288,350	7,232,388

Diluted per common share	$1.61	$0.05

The computation of earnings per share is based upon the following weighted-average shares outstanding for the years ended December 31:

	2015	2014
Weighted-average common shares outstanding (basic)	7,272,061	7,193,372
Dilutive effect of assumed exercise of stock options	16,289	39,016
Weighted-average common shares outstanding (diluted)	7,288,350	7,232,388

At December 31, 2015, 9,979 of anti-dilutive stock options were excluded from the diluted weighted average common share calculations.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

9. Retirement Plans

The Company provides a 401(k) savings plan (the “Plan”) for all eligible employees. To be eligible, an individual must complete six months of employment and be 20 or more years of age. Under provisions of the Plan, participants can contribute a certain percentage of their compensation to the Plan up to the maximum allowed by the IRS. The Company also matches a certain percentage of those contributions up to a maximum match of up to 3% of the participant’s compensation. The Company may also provide additional discretionary contributions, but did not do so in 2015 or 2014. Employee voluntary contributions are vested immediately and Company contributions are fully vested after three years. The 2015 and 2014 expenses related to the Plan were $164,000 and $176,000, respectively.

The Company maintains a deferred compensation plan for the benefit of certain officers. The plan is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The amount of each officer’s benefit will generally depend on their salary, and their length of employment. The Company accrues the cost of this deferred compensation plan during the working careers of the officers. Expense under this plan totaled $2,000 and $38,000 in 2015 and 2014, respectively. The total accrued liability under this plan was $888,000 and $928,000 at December 31, 2015 and 2014, respectively. In addition to recognizing expense associated with the plan, the Company funds the vested amounts, $761,000 and $768,000, into separate accounts held in custody by the Company’s trust department at December 31, 2015 and 2014, respectively.

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

10. Stock-Based Compensation

The 2014 Restricted Stock Plan (“2014 Plan”) was approved by shareholders in October 2014 authorizing the issuance of 350,000 common shares of DCB. The purpose of the 2014 Plan is to promote the growth and profitability of the Company and its affiliated companies; to attract and retain directors, key officers and employees of outstanding competence; to provide eligible directors, certain key officers and employees of the Company and its affiliated companies with an incentive to achieve corporate objectives; and to provide such directors, officers and employees with an equity interest in the Company and its affiliated companies. Awards granted under this plan generally vest ratably over a five year period.

Restricted stock awards are recorded as deferred compensation, a component of shareholders’ equity, at fair value at the date of the grant and amortized to compensation expense over the specified vesting periods.

Compensation expense associated with the amortization of restricted stock was $110,000 in 2015. The Company did not record any compensation expense associated with restricted stock in 2014. The fair value of the vested restricted shares was $54,000 in 2015.

Total unrecognized stock-based compensation expense, adjusted for the amortized fair value of stock options cancelled in exchange for restricted stock in December 2014, was $382,000 at December 31, 2015, which will be recognized as compensation expense over a weighted average period of 4.2 years.

The following is a summary of the Company’s restricted stock activity for the year ended December 31, 2015:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	41,445	$7.07
Granted	57,243	$7.29
Forfeited	(9,290)	$7.22
Vested	(7,666)	$7.07
Outstanding at end of year	81,732	$7.20

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

The Company also has a long-term stock incentive compensation plan (the “2004 Plan”), under which certain employees were granted options to purchase shares of the Company’s common stock at a predetermined price. The 2004 Plan, which is limited to 300,000 shares, expired in 2014 and no further awards will be granted from the 2004 Plan. Options granted under the 2004 Plan vest 20% per year over a five year period, and expire after ten years. There were no options granted in 2015 and 2014.

The Company recorded $134,000 and $190,000 in compensation expense for its outstanding stock options for the years ended December 31, 2015 and 2014, respectively.

Stock option activity in the 2004 Plan for the year ended December 31, 2015 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	85,629	$6.81
Exercised	9,329	3.69
Forfeited	2,293	19.49
Outstanding at end of year	74,007	$6.66

Options exercisable at end of year	62,082	$7.07

The following table summarizes the Company’s stock options at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
$ 3.50 - $ 6.00	59,022	$3.96	5.9	47,097	$3.83
$ 6.01 - $ 9.00	5,196	$9.00	3.5	5,196	$9.00
$9.01 - $17.00	4,783	$16.90	2.1	4,783	$16.90
$17.01 - $31.00	5,006	$26.21	1.1	5,006	$26.21

The total intrinsic value of options exercised during 2015 and 2014 was $32,000 and $57,000, respectively. At December 31, 2015, the aggregate intrinsic value of outstanding options was $208,000 and the aggregate intrinsic value of exercisable options was $172,000.

At December 31, 2015, unrecognized compensation expense to be recognized over the remaining vesting period of outstanding options was $224,000.

On November 25, 2014, the Company commenced a tender offer to exchange (the “Exchange Offer”) 190,104 options outstanding under the Company’s 2004 Plan, for shares of restricted stock to be granted under the Company’s 2014 Plan. The Exchange Offer was subject to the terms and conditions described in Schedule TO (“TO”) which was filed with the SEC on November 25, 2014.

The stock options subject to the TO were any or all options to purchase the Company’s common shares held by employees, executive officers and non-employee directors, whether vested or unvested, out-of-the-money or in-the-money, which had not expired or terminated prior to the expiration of the Exchange Offer on December 23, 2014.

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
Years ended December 31, 2015 and 2014

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

Thirty holders of eligible options tendered, and the Company accepted for cancellation, eligible options to purchase an aggregate of 113,873 common shares, representing approximately 64% of the total common shares underlying options eligible for exchange in the Exchange Offer. On December 23, 2014, a total of 41,445 shares of restricted stock were issued to holders of eligible options in exchange for the cancellation of such eligible options pursuant to the Offer to Exchange. The restricted stock granted under the Exchange Offer had a grant date fair value of $7.07 per share, and vests ratably over a five-year period.

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

11. Federal Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and franchise tax returns in Ohio. Income tax benefit for the dates indicated include the following components (in thousands):

	Year ended December 31,
	2015	2014
Current	$10	$-
Deferred	119	384
Valuation allowance	(10,784)	(384)
Total	$(10,655)	$-

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax rate to income before income taxes was as follows (in thousands):

	Year ended December 31,
	2015	2014
Federal income taxes compared at the expected statutory rate	$370	$127
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	(91)	(82)
Increase in cash surrender value of life insurance - net	(250)	(248)
Valuation allowance	(10,784)	(384)
Other	100	587
Income tax benefit per financial statements	$(10,655)	$-

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

Deferred tax assets and liabilities were comprised of the following at the dates indicated (in thousands):

	Year ended December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$1,473	$1,440
Depreciation	-	103
Deferred compensation	300	316
Alternative minimum tax carry forward	155	145
Expenses on foreclosed property	14	10
NOL carry forward	9,020	8,910
Other	98	284
Subtotal	11,060	11,208
Deferred tax liabilities:
FHLB stock dividends	(307)	(389)
Unrealized gains on available-for-sale securities	(225)	(337)
Depreciation	(55)	-
Other	(33)	(35)
Subtotal	(620)	(761)
Net deferred tax asset	10,440	10,447
Less: valuation allowance	-	(10,784)
Total	$10,440	$(337)

At December 31 2015, the Company had a $26.5 million net operating loss carryforward that begins to expire in 2030.

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

The contractual amount of financing instruments with off-balance sheet risk was as follows at year-end (in thousands).

	2015		2014
	Fixed rate	Variable rate	Fixed rate	Variable rate

Commitments to extend credit	$8,124	$2,706	$2,290	$8,300
Unused lines of credit and letters of credit	$11,403	$107,157	$4,953	$127,076

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

Commitments to make loans are generally made for periods of 30 days or less. Maturities for loans subject to these fixed-rate commitments range from up to 1 to 30 years. In the opinion of management, outstanding loan commitments equaled or exceeded prevalent market interest rates at December 31, 2015, such commitments were underwritten in accordance with normal loan underwriting policies, and all disbursements will be funded via normal cash flows from operations and existing excess liquidity.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank met the well-capitalized requirements, as publicly defined, at December 31, 2015.

In December 2010, the Basel Committee on Banking Supervision issued final rules to global regulatory standards on bank capital adequacy and liquidity (commonly referred to as “Basel III”) previously agreed on by the Group of Governors and Heads of Supervision (the oversight body of the Basel Committee). U.S. federal banking agencies adopted final rules during 2013 to bring U.S. banking organizations into compliance with Basel III. The new rules were effective for the Bank beginning January 1, 2015, subject to a phase-in period for certain provisions extending through January 1, 2019.

Under the new rules, the Bank will be required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends or pay discretionary bonuses. Under Basel III, the Bank will be required to maintain a minimum CET1 ratio of 4.5% of risk-weighted assets. CET1 consists of common stock, related surplus and retained earnings less certain deductions that primarily include goodwill, other intangible assets and deferred tax assets. These deductions to CET1 will be phased-in over a four-year period beginning at 40% on January 1, 2015 and an additional 20% per year thereafter. The minimum Tier 1 capital ratio increased to 6% from 4%, while the total capital ratio and leverage ratio remained unchanged at 8% and 4%, respectively. Changes to risk-weighted assets include: (i) 150% risk weighting for non-residential mortgage loans past due more than 90 days or classified as nonaccrual; (ii) 150% risk weighting (from 100%) for certain high volatility commercial real estate acquisition, development and construction loans; (iii) a 20% (from 0%) credit conversion factor for the unused portion of commitments with an original maturity of one year or less (except those unconditionally cancellable by the Bank); and, (iv) a 250% (from 100%) risk weighting for mortgage servicing and deferred tax assets that are not deducted from CET1.

In order to avoid restrictions on distributions, including dividend payments and discretionary bonus payments to its executives, the Bank will be required to maintain a capital conservation buffer of an additional 2.5% of risk-weighted assets once fully phased in. The capital conservation buffer is designed to create incentives for banking organizations to conserve capital during periods of economic stress. The addition of the capital conservation buffer effectively results in minimum ratios of 7%, 8.5% and 10.5% for CET1, Tier 1 capital and total capital, respectively, in order to avoid restrictions on distributions and discretionary bonus payments to executives. The capital conservation buffer is set to be phased in over a four year period beginning in 2016 by increments of 0.625% annually until reaching 2.5%. The capital conservation buffer does not apply to the Tier 1 leverage ratio.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

Under the new capital rules, the effects of certain accumulated other comprehensive income items included in capital (primarily unrealized gains and losses on available for sale investment securities) are not excluded; however, banks with less than $250 billion in assets were permitted to make a one-time permanent election to continue excluding these items comparable to their prior treatment. The Bank made this election in order to avoid potentially significant fluctuations in its capital levels which can occur from the impact of changing market interest rates on the fair value of the Company’s investment securities portfolio.

Actual and required capital ratios for the Bank are presented below at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well-capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total risk-based capital	$52,500	14.29%	$29,391	8.0%	$36,739	10.0%
Tier 1 capital	$48,167	13.11%	$22,044	6.0%	$29,393	8.0%
Common equity Tier 1 capital	$48,167	13.11%	$16,533	4.5%	$23,881	6.5%
Leverage	$48,167	9.11%	$21,149	4.0%	$26,436	5.0%

December 31, 2014

Total risk-based capital	$49,602	13.56%	$29,264	8.0%	$36,580	10.0%
Tier-1 capital	$45,366	12.40%	$14,634	4.0%	$21,951	6.0%
Leverage	$45,366	9.00%	$20,163	4.0%	$25,203	5.0%

Banking regulations limit capital distributions by the Bank. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2015, there was $9.2 million available for the declaration of dividends by the Bank.

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
Years ended December 31, 2015 and 2014

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

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2015 and December 31, 2014, the fair value of loan commitments was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments are as follows (in thousands):

	December 31, 2015
	Carrying amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$31,892	$31,892	$31,892	$-	$-
Securities available-for-sale	87,797	87,797	-	87,797	-
Loans (net of allowance)	374,180	371,930	-	-	371,930
FHLB stock	3,250	3,250	-	3,250	-
Accrued interest receivable	1,307	1,307	-	-	1,307

Financial liabilities
Non-interest-bearing deposits	$124,023	$124,023	$-	$124,023	$-
Interest-bearing deposits	350,514	350,957	-	350,957	-
Borrowings	4,520	4,520	-	4,520	-
Accrued interest payable	74	74	-	-	74

	December 31, 2014
	Carrying amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,274	$21,274	$21,274	$-	$-
Securities available-for-sale	75,909	75,909	-	75,909	-
Loans (net of allowance)	381,208	381,224	-	-	381,224
FHLB stock	3,250	3,250	-	3,250	-
Accrued interest receivable	1,234	1,234	-	-	1,234

Financial liabilities
Non-interest-bearing deposits	$111,022	$111,022	$-	$111,022	$-
Interest-bearing deposits	342,170	342,318	-	342,318	-
Borrowings	11,808	11,808	-	11,808	-
Accrued interest payable	36	36	-	-	36

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated (in thousands):

	December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$20,842	$-	$20,842	$-
Corporate bonds	3,727	-	3,727	-
State and municipal obligations	22,261	-	22,261	-
Collateralized mortgage obligations	22,801	-	22,801	-
Mortgage-backed securities	18,166	-	18,166	-
Total	$87,797	$-	$87,797	$-

	December 31, 2014
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$11,545	$-	$11,545	$-
Corporate bonds	4,987	-	4,987	-
State and municipal obligations	21,657	-	21,657	-
Collateralized mortgage obligations	19,580	-	19,580	-
Mortgage-backed securities	18,140	-	18,140	-
Total	$75,909	$-	$75,909	$-

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired loans

At December 31, 2015 and December 31, 2014, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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
Years ended December 31, 2015 and 2014

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated (in thousands).

	December 31, 2015
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,791	$-	$-	$7,791
Real estate owned	68	-	-	68

	December 31, 2014
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
Impaired loans	$12,173	$—	$—	$12,173
Real estate owned	1,111	—	—	1,111

15. Parent Company Financial Information

Condensed financial information of DCB Financial Corp for the years ended December 31 is as follows:

Condensed Balance Sheets
	2015	2014
Assets
Cash	$935	$948
Investment in subsidiaries	57,882	46,283
Deferred tax asset, net	38	-
Total assets	$58,855	$47,231

Liabilities
Other liabilities	$8	$20

Shareholders’ Equity	58,847	47,211
Total liabilities and shareholders’ equity	$58,855	$47,231
Condensed Statements of Income
	2015	2014
Equity in undistributed net income of subsidiaries	$11,816	$372
Total income	11,816	372
Operating expenses	110	-
Income tax benefit	(38)	-
Net income	$11,744	$372

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

Condensed Statements of Cash Flows
	2015	2014
Cash flows from operating activities
Net income	$11,744	$372
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(11,816)	(372)
Restricted stock expense	110	-
Net change in other assets and liabilities	(51)	-
Net cash used in operating activities	(13)	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Net change in cash	(13)	-
Cash at beginning of year	948	948
Cash at end of year	$935	$948

16. Details of Operating Expenses

The following table details the composition of occupancy and equipment expenses for the years ended December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Bank maintenance and utilities	$732	$812
Rent expense	643	566
Depreciation and software amortization	932	1,071
Software maintenance	994	704
Other	611	631
Total occupancy and equipment expenses	$3,912	$3,784

The following table details the composition of other operating expenses for the years ended December 31, 2015 and 2014:

	2015	2014
	(in thousands)
ATM and debit cards	$697	$690
Telephone	220	269
Loan	279	344
REO expenses	11	26
Other	1,146	902
Total other operating expense	$2,353	$2,231

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2015 and 2014

17. Quarterly Financial Data (Unaudited)

The following tables summarize the Company’s quarterly results for the years ended December 31, 2015 and 2014:

	2015
	Fourth	Third	Second	First
	(in thousands, except share and per share data)
Interest income	$4,500	$4,469	$4,454	$4,467
Interest expense	298	292	295	285
Net interest income	4,202	4,177	4,159	4,182
Provision for loan losses	-	(150)	-	150
Net interest income after provision for loan losses	4,202	4,327	4,159	4,032
Other non-interest income	1,261	1,223	1,180	1,158
Other non-interest expense	5,157	5,150	5,195	4,951
Income before income tax expense (benefit)	306	400	144	239
Income tax expense (benefit)	33	(10,688)	-	-
Net income	$273	$11,088	$144	$239

Stock and related per share data
Basic and diluted earnings per common share	$0.04	$1.52	$0.02	$0.03
Basic weighted average common shares outstanding	7,280,480	7,282,365	7,287,435	7,237,371
Diluted weighted average common shares outstanding	7,297,496	7,302,174	7,303,902	7,253,840

	2014
	Fourth	Third	Second	First
	(in thousands, except share and per share data)
Interest income	$4,536	$4,278	$4,262	$4,304
Interest expense	291	306	299	316
Net interest income	4,245	3,972	3,963	3,988
Provision for loan losses	150	—	—	—
Net interest income after provision for loan losses	4,095	3,972	3,963	3,988
Other non-interest income	1,132	1,140	996	1,192
Other non-interest expense	5,059	5,062	4,922	5,063
Income before income tax expense	168	50	37	117
Income tax expense	—	—	—	—
Net income	$168	$50	$37	$117

Stock and related per share data
Basic and diluted earnings per common share	$0.02	$0.01	$0.01	$0.02
Basic weighted average common shares outstanding	7,196,404	7,192,350	7,192,350	7,192,350
Diluted weighted average common shares outstanding	7,232,961	7,249,194	7,250,702	7,244,716

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2015, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2015. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our Proxy Statement to Shareholders in connection with our 2016 Annual Meeting (the “2016 Proxy Statement”), under the headings “Proposal 1 — Election of Directors and Information with Respect to Directors and Officers,” “Board of Directors and Selected Committees,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be set forth in our 2016 Proxy Statement under the headings “Executive Compensation and Other Information” and “Board of Directors and Selected Committees.” Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information about beneficial ownership of our common shares required by this item will be set forth in our 2016 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by this item will be set forth in our 2016 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Board of Directors and Selected Committees”, “Selection of Auditors” and “Principal Accounting Firm Fees.” Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be set forth in our 2016 Proxy Statement under the heading "Information Concerning Independent Registered Public Accountants.” Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered public accounting firm and consolidated financial statements appearing in Item 8.

(2)	None.

(3)	The exhibits required by this item and item (b) are listed below under the heading “Exhibit Index.”

(b)	The exhibits required by item (a)(3) and this item are listed below under the heading “Exhibit Index.”

(c)	None.

Exhibit Index

Exhibit No.	Exhibit Description

2.1	Branch Purchase and Assumption Agreement by and between The Delaware County Bank & Trust Company and Merchants National Bank dated January 10, 2014 (incorporated by reference to Registrant’s Current Report Form 8-K filed on January 10, 2014, Exhibit 2.1 (File No. 000-22387))
2.2	Agreement of Purchase and Sale, dated as of November 24, 2015, by and between JASS Realty Company, LLC, Seth Evan Frankenthal, Jeremy Scott Frankenthal, Andrew Marc Frankenthal, and 110 Riverbend, LLC (incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 30, 2015, Exhibit 2.1 (File No. 000-22387))
3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, Exhibit 3.1 (File No. 000-22387))
3.2	Amended and Restated Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, Exhibit 3.2 (File No. 000-22387))
4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt. (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387))
10.1*	Employment agreement with Ronald J. Seiffert (incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2014, Exhibit 4.1 (File No. 000-22387))
10.2*	Employment agreement with Daniel J. Mohr (incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2014, Exhibit 4.1 (File No. 000-22387))
10.3*	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387))
10.4*	DCB Financial Corp 2014 Restricted Stock Plan (incorporated by reference to the Registrant’s Proxy Statement for a Special Meeting of Shareholders held October 30, 2014, filed on September 18, 2014))
10.5*	DCB Financial Corp 2014 Restricted Stock Plan Form of Restricted Stock Award Notice (incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 4, 2014, Exhibit 10.1 (File No. 000-22387))

10.6*	Special Incentive Agreement with Ronald J. Seiffert (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387))
10.7*	The Delaware County Bank & Trust Company Executive Deferred Compensation Plan, with amendments (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387))
10.8*	Form of Change of Control Agreement, dated August 11, 2014 by and between the Bank, the Company and David A. Archibald, Daniel M. Roberts, and Roger A. Lossing (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2014 (File No. 000-22387))
21**	Subsidiaries of DCB Financial Corp
23**	Consent of Plante & Moran PLLC
31.1**	Rule 13a-14 (a) Certifications
31.2**	Rule 13a-14 (a) Certifications
32.1**	Section 1350 Certifications
32.2**	Section 1350 Certifications
101**	The following materials from DCB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*Compensatory agreement or arrangement.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2016		DCB FINANCIAL CORP

By:	/s/ Ronald J. Seiffert	President and Chief Executive Officer
Ronald J. Seiffert		(Principal Executive Officer)

By:	/s/ J. Daniel Mohr	Executive Vice President and Chief Financial
J. Daniel Mohr		Officer (Principal Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 23, 2016 and in the capacities indicated.

Signatures	Title

/s/ Ronald J. Seiffert	Chairman, President and Chief Executive Officer
Ronald J. Seiffert	(Principal Executive Officer), Director

/s/ J. Daniel Mohr	Executive Vice President and Chief Financial Officer
J. Daniel Mohr	(Principal Financial and Accounting Officer)

/s/ Jerome Harmeyer	Director
Jerome Harmeyer

/s/ Bart E. Johnson	Director
Bart E. Johnson

/s/ Gerald L. Kremer, MD	Director
Gerald L. Kremer

/s/ Vicki J. Lewis	Director
Vicki J. Lewis

/s/ Tomislav Mitevski	Director
Tomislav Mitevski

/s/ Edward A. Powers	Director
Edward A. Powers

/s/ Michael A. Priest	Director
Michael A. Priest

/s/ Mark H. Shipps	Director
Mark H. Shipps

Director
Adam Stevenson

/s/ Donald J. Wolf	Director
Donald J. Wolf

