Form 10-Q
period 2016-03-31
DCB FINANCIAL CORP
filed 2016-05-16
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Yes ☐      No ☒

As of May 9, 2016, the latest practicable date, 7,341,362 of the registrant’s common shares, no par value, were issued and outstanding.

DCB Financial Corp

Part I – Financial Information

Item 1. Financial Statements

DCB Financial Corp

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
	(Dollars in thousands, except share and per share data)
Assets:
Cash and due from financial institutions	$6,097	$6,929
Interest-bearing deposits	23,700	24,963
Total cash and cash equivalents	29,797	31,892

Securities available-for-sale	85,953	87,797

Loans	391,623	378,513
Less allowance for loan losses	(4,335)	(4,333)
Net loans	387,288	374,180

Real estate owned	68	68
Investment in FHLB stock	3,250	3,250
Premises and equipment, net	10,055	5,091
Premises and equipment held-for-sale	-	4,771
Bank-owned life insurance	21,003	20,760
Deferred tax asset, net	10,389	10,440
Accrued interest receivable and other assets	5,003	3,015
Total assets	$552,806	$541,264

Liabilities and shareholders’ equity Liabilities:
Deposits:
Non-interest bearing	$125,106	$124,023
Interest bearing	337,131	350,514
Total deposits	462,237	474,537

Borrowings	19,512	4,520
Obligations under capital lease	8,176	-
Accrued interest payable and other liabilities	3,605	3,360
Total liabilities	493,530	482,417

Shareholders’ equity:
Preferred shares, no par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common shares, no par value, 17,500,000 shares authorized, 7,663,762 and 7,588,887 shares issued, and 7,356,112 and 7,281,237 shares outstanding for March 31, 2016 and December 31, 2015, respectively	16,942	16,410
Retained earnings	49,915	49,799
Treasury stock, at cost, 307,650 shares	(7,416)	(7,416)
Accumulated other comprehensive income	739	436
Deferred stock-based compensation	(904)	(382)
Total shareholders’ equity	59,276	58,847
Total liabilities and shareholders’ equity	$552,806	$541,264

Common shares outstanding	7,356,112	7,281,237
Book value per common share	$8.06	$8.08

The accompanying notes are an integral part of the consolidated financial statements.

3.

DCB Financial Corp

Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2016	2015
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$3,882	$3,952
Securities	507	505
Federal funds sold and interest bearing deposits	36	10
Total interest income	4,425	4,467

Interest expense:
Deposits:
Savings and money market accounts	178	142
Time accounts	77	92
NOW accounts	17	16
Total	272	250

Obligation under capital lease	54	-
FHLB advances	41	35
Total interest expense	367	285

Net interest income	4,058	4,182
Provision for loan losses	-	150
Net interest income after provision for loan losses	4,058	4,032

Non-interest income:
Service charges	498	452
Wealth management fees	422	380
Treasury management fees	91	58
Income from bank-owned life insurance	243	244
Net gains on sales of REO	-	10
Other non-interest income	67	14
Total non-interest income	1,321	1,158

Non-interest expense:
Salaries and employee benefits	3,042	2,712
Occupancy and equipment	973	963
Professional services	370	353
Advertising	170	108
Office supplies, postage and courier	88	79
FDIC insurance premium	88	110
State franchise taxes	116	75
Other non-interest expense	511	551
Total non-interest expense	5,358	4,951

Income before income tax benefit	21	239
Income tax benefit	(95)	-
Net income	$116	$239

Share and Per Share Data
Basic average common shares outstanding	7,311,238	7,237,371
Diluted average common shares outstanding	7,330,881	7,253,840
Basic and diluted earnings per common share	$0.02	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

4.

DCB Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands)
Net income	$116	$239

Other comprehensive income:

Net unrealized gains on securities available-for-sale, net of taxes of $156 and $100 in 2016 and 2015.	303	194

Total other comprehensive income	303	194

Comprehensive income	$419	$433

The accompanying notes are an integral part of the consolidated financial statements.

5.

DCB Financial Corp

Consolidated Statements of Shareholders’ Equity (Unaudited)

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Total
	(Dollars in thousands)
Balance at January 1, 2015	7,233,797	$-	$16,064	$38,055	$(7,416)	$654	$(146)	$47,211
Net income	-	-	-	239	-	-	-	239
Other comprehensive income, net of taxes	-	-	-	-	-	194	-	194
Issuance of restricted stock	53,640	-	392	-	-	-	(392)	-
Amortization of restricted stock	-	-	-	-	-	-	7	7
Balance at March 31, 2015	7,287,437	$-	$16,456	$38,294	$(7,416)	$848	$(531)	$47,651

Balance at January 1, 2016	7,281,237	$-	$16,410	$49,799	$(7,416)	$436	$(382)	$58,847
Net income	-	-	-	116	-	-	-	116
Other comprehensive income, net of taxes	-	-	-	-	-	303	-	303
Issuance of restricted stock	76,607	-	532	-	-	-	(532)	-
Restricted stock withheld upon vesting for payment of taxes	(1,732)	-	-	-	-	-	-	-
Amortization of restricted stock	-	-	-	-	-	-	10	10
Balance at March 31, 2016	7,356,112	$-	$16,942	$49,915	$(7,416)	$739	$(904)	$59,276

The accompanying notes are an integral part of the consolidated financial statements.

6.

DCB Financial Corp

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$116	$239
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation	221	254
Provision for loan losses	-	150
Deferred taxes	(95)	-
Net gain on sale of real estate owned	-	(10)
Net stock-based compensation expense	(39)	7
Premium amortization on securities, net	238	246
Earnings on bank owned life insurance	(243)	(244)
Net changes in other assets and other liabilities	(1,704)	(535)
Net cash (used in) provided by operating activities	(1,506)	107

Cash flows from investing activities
Purchases of securities available-for-sale	(3,706)	(12,212)
Proceeds from maturities, principal payments and calls of securities available-for-sale	5,771	2,326
Net change in loans	(7,578)	7,901
Net proceeds from sale of premises and equipment	2,347	-
Proceeds from sale of real estate owned	-	181
Premises and equipment expenditures	(61)	(129)
Net cash used in investing activities	(3,227)	(1,933)

Cash flows from financing activities
Net change in deposits	(12,300)	11,604
Proceeds from short-term borrowings	15,000	-
Repayment of capital lease	(54)	-
Repayment of borrowings	(8)	(7,007)
Net cash provided by financing activities	2,638	4,597

Net change in cash and cash equivalents	(2,095)	2,771
Cash and cash equivalents at beginning of period	31,892	21,274
Cash and cash equivalents at end of period	$29,797	$24,045

Supplemental disclosures of cash flow information
Cash paid during the period for interest on deposits and borrowings	$372	$269
Non-cash investing and financing activities:
Loan to finance sale of premises and equipment	5,530	-
Capital lease obligation	8,230	-

The accompanying notes are an integral part of the consolidated financial statements.

7.

Note 1 – Summary of Significant Accounting Policies

Unless the context indicates otherwise, all references in this report to “Delaware,” “DCB,” “we,” “us,” “our company,” “corporation” and “our” refer to DCB Financial Corp and its direct and indirect subsidiaries Delaware County Bank and Trust Company, our wholly owned bank subsidiary (the “Bank”), DCB Title Services, LLC, DCB Insurance Services, LLC, DataTasx LLC, ORECO, Inc., and 110 Riverbend, LLC.

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

The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-Q and Regulation S-X and, therefore, do not include information for footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The material under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is written with the presumption that the users of the interim financial statements have read, or have access to, the latest audited financial statements and notes thereto of the Company, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2015, and for the two-year period then ended, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Accordingly, only material changes in the results of operations and financial condition are discussed in the remainder of Part I. Certain amounts from prior year periods are reclassified, when necessary, to conform to the current period presentation.

All adjustments, consisting of only normal recurring items, that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three months ended March 31, 2016 and 2015. The results of operations are not necessarily indicative of the results anticipated for the year.

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

8.

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

10.

New Accounting Pronouncements

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

11.

Note 2 – Securities

The amortized cost and estimated fair values of securities available-for-sale were as follows at the dates indicated (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$20,539	$52	$39	$20,552
Corporate bonds	3,708	48	6	3,750
States and municipal obligations	20,997	542	32	21,507
Collateralized mortgage obligations	22,393	78	57	22,414
Mortgage-backed securities	17,196	546	12	17,730
Total	$84,833	$1,266	$146	$85,953

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$20,904	$26	$88	$20,842
Corporate bonds	3,714	26	13	3,727
States and municipal obligations	21,954	388	81	22,261
Collateralized mortgage obligations	22,862	46	107	22,801
Mortgage-backed securities	17,702	505	41	18,166
Total	$87,136	$991	$330	$87,797

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (dollars in thousands):

	March 31, 2016
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	5	$8,010	$39	-	$-	$-	5	$8,010	$39
Corporate bonds	1	259	4	1	500	2	2	759	6
State and municipal obligations	3	1,353	17	3	1,111	15	6	2,464	32
Collateralized mortgage obligations	9	5,216	21	6	2,763	36	15	7,979	57
Mortgage-backed securities	3	3,073	12	-	-	-	3	3,073	12
Total temporarily impaired securities	21	$17,911	$93	10	$4,374	$53	31	$22,285	$146

	December 31, 2015
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	14	$15,333	$55	2	$1,964	$33	16	$17,297	$88
Corporate bonds	2	759	5	3	1,400	8	5	2,159	13
State and municipal obligations	9	3,902	48	4	1,355	33	13	5,257	81
Collateralized mortgage obligations	13	11,298	63	6	2,551	44	19	13,849	107
Mortgage-backed securities	5	5,176	41	-	-	-	5	5,176	41
Total temporarily impaired securities	43	$36,468	$212	15	$7,270	$118	58	$43,738	$330

The unrealized losses on the Company’s investments in U.S. Government and agency obligations, state and political subdivision obligations, corporate bonds and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be OTTI at March 31, 2016 or December 31, 2015.

12.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

There were no sales of securities in the three months ended March 31, 2016 and 2015.

At March 31, 2016, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of all debt securities at March 31, 2016, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due in one year or less	$3,731	$3,732
Due after one to five years	23,312	23,463
Due after five to ten years	21,148	21,495
Due after ten years	19,446	19,533
Mortgage-backed and related securities	17,196	17,730
Total	$84,833	$85,953

Securities with a fair value of $77.5 million at March 31, 2016 were pledged to secure public deposits and other obligations.

Note 3 – Loans

Loans were comprised of the following at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
Consumer and credit card	$39,829	$40,587
Residential real estate and home equity	142,907	137,645
Commercial and industrial	101,679	99,213
Commercial real estate	106,742	100,743
	391,157	378,188

Net deferred loan costs	466	325
Loans	$391,623	$378,513
Allowance for loan losses	(4,335)	(4,333)
Net loans	$387,288	$374,180

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

13.

Further, the process for estimating probable loan losses is divided into reviewing impaired loans on an individual basis for probable losses and, as noted above, calculating probable losses based on historical and market data for homogenous loan portfolios. As the Company’s troubled loan portfolios have been reduced through paydowns, payoffs, credit improvement and charge-offs, the remaining loan portfolios possess better overall credit characteristics, and based on the Company’s methodology require lower rates of reserving than historical levels.

The tables below summarize activity in the allowance for loan losses for the periods indicated (in thousands).

	Three months ended March 31, 2016
	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Unallocated	Total
Beginning balance	$144	$561	$1,321	$1,999	$308	$4,333
Charge-offs	(55)	-	-	-		(55)
Recoveries	15	13	14	15		57
Net (charge-offs) recoveries	(40)	13	14	15		2

Provision	35	(26)	(10)	66	(65)	-
Ending balance	$139	$548	$1,325	$2,080	$243	$4,335

	Three months ended March 31, 2015
	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Unallocated	Total
Beginning balance	$190	$268	$1,132	$2,376	$270	$4,236
Charge-offs	(42)	(29)	(310)	(48)		(429)
Recoveries	28	9	88	7		132
Net charge-offs	(14)	(20)	(222)	(41)		297

Provision	7	20	127	(18)	14	150
Ending balance	$183	$268	$1,037	$2,317	$284	$4,089

14.

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

The following presents by class, information related to the Company’s impaired loans as of the dates indicated (in thousands).

	At March 31, 2016			Period ended March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three months Average Recorded Investment	Three months Interest Income Recognized
With no related allowance recorded:
Consumer and credit card	$472	$472		$497	$7
Residential real estate and home equity	656	656		660	-
Commercial and industrial	1,170	1,170		1,003	7
Commercial real estate	123	123		125	2
	2,421	2,421		2,285	16
With an allowance recorded:
Commercial and industrial	$1,118	$1,196	$144	$1,141	$12
Commercial real estate	4,675	4,675	436	4,685	54
	5,793	5,871	580	5,826	66
Total:
Consumer and credit card	$472	$472	$-	$497	$7
Residential real estate and home equity	656	656	-	660	-
Commercial and industrial	2,288	2,366	144	2,144	19
Commercial real estate	4,798	4,798	436	4,810	56
Total	$8,214	$8,292	$580	$8,111	$82

	At December 31, 2015			Period ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three months Average Recorded Investment	Three months Interest Income Recognized
With no related allowance recorded:
Consumer and credit card	$548	$548		$449	$5
Residential real estate and home equity	668	668		-	-
Commercial and industrial	926	926		1,266	7
Commercial real estate	126	126		729	0
	2,268	2,268		2,444	12
With an allowance recorded:
Commercial and industrial	944	1,021	144	817	13
Commercial real estate	4,579	4,579	435	8,350	138
	5,523	5,600	579	9,167	151
Total:
Consumer and credit card	$548	$548	$-	$449	$5
Residential real estate and home equity	668	668	-	-	-
Commercial and industrial	1,870	1,947	144	2,083	20
Commercial real estate	4,705	4,705	435	9,079	138
Total	$7,791	$7,868	$579	$11,611	$163

15.

The allocation of the allowance for loan losses summarized on the basis of the Company’s impairment methodology was as follows at the dates indicated (in thousands):

	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total
March 31, 2016
Individually evaluated for impairment	$-	$-	$144	$436	$580
Collectively evaluated for impairment	139	548	1,181	1,644	3,512
Allocated	$139	$548	$1,325	$2,080	4,092
Unallocated					243
					$4,335

December 31, 2015
Individually evaluated for impairment	$-	$-	$144	$435	$579
Collectively evaluated for impairment	144	561	1,177	1,564	3,446
Allocated	$144	$561	$1,321	$1,999	4,025
Unallocated					308
					$4,333

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology at the dates indicated was as follows (in thousands):

	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total
March 31, 2016
Individually evaluated for impairment	$472	$656	$2,288	$4,798	$8,214
Collectively evaluated for impairment	39,357	142,251	99,391	101,944	382,943
Ending balance	$39,829	$142,907	$101,679	$106,742	$391,157

	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total
December 31, 2015
Individually evaluated for impairment	$548	$668	$1,870	$4,705	$7,791
Collectively evaluated for impairment	40,039	136,977	97,343	96,038	370,397
Ending balance	$40,587	$137,645	$99,213	$100,743	$378,188

Loans on non-accrual status were as follows at the dates indicated (in thousands):

	March 31,	December 31,
	2016	2015
Consumer and credit card	$-	$-
Residential real estate and home equity	656	668
Commercial and industrial	531	554
Commercial real estate	-	-
Total	$1,187	$1,222

16.

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

As of the dates indicated and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as of the dates indicated (in thousands):

	March 31, 2016		December 31, 2015
	Commercial and Industrial	Commercial Real Estate	Commercial and Industrial	Commercial Real Estate

Pass	$98,544	$97,050	$96,225	$91,132
Special mention	1,173	4,709	925	4,592
Substandard	1,962	4,983	2,063	5,019
Total	$101,679	$106,742	$99,213	$100,743

For residential real estate and consumer loan classes, the Company evaluates credit quality primarily based upon the aging status of the loan and by payment activity.

The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of the dates indicated (in thousands):

	March 31, 2016		December 31, 2015
	Consumer and Credit Card	Residential Real Estate and Home Equity	Consumer and Credit Card	Residential Real Estate and Home Equity

Performing	$39,829	$142,154	$40,587	$136,975
Non-performing	-	753	-	670
Total	$39,829	$142,907	$40,587	$137,645

17.

Age Analysis of Past Due Loans

The following tables present past due loans aged as of the dates indicated (in thousands).

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Total Loans
Consumer and credit card	$9	$14	$-	$23	$39,806	$39,829
Residential real estate and home equity	183	43	497	723	142,184	142,907
Commercial and industrial	36	-	-	36	101,643	101,679
Commercial real estate	150	-	-	150	106,592	106,742
Total	$378	$57	$497	$932	$390,225	$391,157

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Total Loans
Consumer and credit card	$48	$13	$-	$61	$40,526	$40,587
Residential real estate and home equity	160	98	401	659	136,986	137,645
Commercial and industrial	236	-	-	236	98,977	99,213
Commercial real estate	-	-	-	-	100,743	100,743
Total	$444	$111	$401	$956	$377,232	$378,188

Troubled Debt Restructurings

The following table summarizes troubled debt restructurings that occurred during the periods indicated (dollars in thousands):

	For the three months ended March 31,
	2016		2015
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Commercial real estate	3	$183	-	$-

Total	3	$183	-	$-

There were no loans modified in a TDR that subsequently defaulted within twelve months of the modification (i.e. 60 days or more past due) during the three months ended March 31, 2016 and 2015.

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

18.

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

19.

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

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At March 31, 2016 and December 31, 2015, the fair value of loan commitments was not material.

20.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments are as follows at the dates indicated (in thousands):

	March 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$29,797	$29,797	$29,797	$-	$-
Securities available-for-sale	85,953	85,953	-	85,953	-
Loans (net of allowance)	387,288	389,835	-	-	389,835
FHLB stock	3,250	3,250	-	3,250	-
Accrued interest receivable	1,515	1,515	-	-	1,515

Financial liabilities
Non-interest-bearing deposits	$125,106	$125,106	$-	$125,106	$-
Interest-bearing deposits	337,131	337,151	-	337,151	-
Borrowings	19,512	19,512	-	19,512	-
Accrued interest payable	69	69	-	-	69

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$31,892	$31,892	$31,892	$-	$-
Securities available-for-sale	87,797	87,797	-	87,797	-
Loans (net of allowance)	374,180	371,930	-	-	371,930
FHLB stock	3,250	3,250	-	3,250	-
Accrued interest receivable	1,307	1,307	-	-	1,307

Financial liabilities
Non-interest-bearing deposits	$124,023	$124,023	$-	$124,023	$-
Interest-bearing deposits	350,514	350,957	-	350,957	-
Borrowings	4,520	4,520	-	4,520	-
Accrued interest payable	74	74	-	-	74

21.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated (in thousands):

	March 31, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$20,552	$-	$20,552	$-
Corporate bonds	3,750	-	3,750	-
State and municipal obligations	21,507	-	21,507	-
Collateralized mortgage obligations	22,414	-	22,414	-
Mortgage-backed securities	17,730	-	17,730	-
Total	$85,953	$-	$85,953	$-

	December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$20,842	$-	$20,842	$-
Corporate bonds	3,727	-	3,727	-
State and municipal obligations	22,261	-	22,261	-
Collateralized mortgage obligations	22,801	-	22,801	-
Mortgage-backed securities	18,166	-	18,166	-
Total	$87,797	$-	$87,797	$-

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired loans

At March 31, 2016 and December 31, 2015, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

	March 31, 2016
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,214	$-	$-	$8,214
Real estate owned	68	-	-	68

	December 31, 2015
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,791	$-	$-	$7,791
Real estate owned	68	-	-	68

Note 6 – Sale-Leaseback and Capital Lease Obligation

In January 2016, the Company entered into a sale-leaseback of its corporate headquarters building. Under the arrangement, the Company sold and leased the building back for a period of fifteen years, with options to extend the term of the lease for two additional periods of ten years each. The gain of $3.1 million realized in the transaction has been netted against the right of use asset and will result in a reduction of depreciation expense over the term of the lease.

The lease has been accounted for as a capital lease, and the building is included in property and equipment. The present value of the net minimum lease payments has been capitalized and is being amortized over the life of the lease. Under the terms of the lease agreements, minimum payments of $54,000 are due monthly, increasing 2% annually thereafter, through January 2031. The lease has been imputed with interest at an annual rate of 3.91%.

At March 31, 2016, property under capital leases consists of the corporate headquarters with a cost, net of the deferred gain, of $5.1 million. Accumulated depreciation on the property under capital leases was $68,000 at March 31, 2016.

Depreciation expense on property under capital leases was $68,000 for the three months ended March 31, 2016.

The future minimum lease payments under capital leases are as follows (in thousands):

2016	$642
2017	655
2018	668
2019	682
2020	695
Thereafter	7,765
Total minimum lease payments	11,107
Less amounts representing interest	2,834
Present value of net minimum lease payments	$8,273

23.

Note 7 – Federal Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and franchise tax returns in Ohio. Income tax benefit for the dates indicated include the following components (in thousands):

	Three months ended
	March 31,
	2016	2015
Current	$10	$-
Deferred	(105)	(20)
Valuation allowance	-	20
Total	$(95)	$-

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax rate to income before income taxes was as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Federal income taxes compared at the expected statutory rate	$7	$81
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	(7)	(9)
Increase in cash surrender value of life insurance - net	(83)	(83)
Other	(12)	(9)
Valuation allowance	-	20
Income tax benefit per financial statements	$(95)	$-

Deferred tax assets and liabilities were comprised of the following at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$1,473	$1,473
Gain on sale of fixed asset	1,540	-
Deferred compensation	311	300
Alternative minimum tax carry forward	163	155
Expenses on foreclosed property	10	14
NOL carry forward	7,678	9,020
Other	(29)	98
Subtotal	11,146	11,060
Deferred tax liabilities:
FHLB stock dividends	(307)	(307)
Unrealized gains on available-for-sale securities	(381)	(225)
Depreciation	(35)	(55)
Other	(34)	(33)
Subtotal	(757)	(620)
Net deferred tax asset	10,389	10,440
Less: valuation allowance	-	-
Total	$10,389	$10,440

At March 31, 2016, the Company had a $22.6 million net operating loss carryforward that begins to expire in 2030.

24.

Note 8 - Earnings per Common Share

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

Basic and diluted net income per common share calculations for the three months ended March 31 are as follows (in thousands, except share and per share amounts):

	2016	2015
Basic
Net income	$116	$239
Less: undistributed earnings allocated to unvested restricted shares	(2)	(1)
Net earnings allocated to common shareholders	$114	$238

Weighted average common shares outstanding including shares considered participating securities	7,311,238	7,237,371
Less: average participating securities	(118,886)	(44,425)
Weighted average shares	7,192,352	7,192,946

Basic earnings per common share	$0.02	$0.03

Diluted
Net earnings allocated to common shareholders	$114	$238

Weighted average common shares outstanding for basic earnings per common share	7,192,352	7,192,946
Dilutive effect of assumed exercise of average participating securities	19,643	16,469
Average participating securities	118,886	44,425
Average common shares outstanding – diluted	7,330,881	7,253,840

Diluted per common share	$0.02	$0.03

The computation of earnings per share is based upon the following weighted-average shares outstanding for the three months ended March 31:

	2016	2015
Weighted-average common shares outstanding (basic)	7,311,238	7,237,371
Dilutive effect of assumed exercise of stock options	19,643	16,469
Weighted-average common shares outstanding (diluted)	7,330,881	7,253,840

At March 31, 2016 and 2015, 9,979 of anti-dilutive stock options were excluded from the diluted weighted average common share calculations.

25.

Note 9 – Stock Based Compensation

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

Awards for 76,607 and 53,640 restricted shares were granted under the Company’s 2014 Restricted Stock Plan during the three months ended March 31, 2016 and 2015, respectively. The awards vest ratably over a five-year period. There were no forfeitures of restricted shares in the three months ended March 31, 2016 and 2015, respectively. There were 148,845 and 81,732 unvested restricted shares at March 31, 2016 and December 31, 2015, respectively. Compensation expense associated with the amortization of restricted stock was $10,000 and $7,000 in the quarter ended March 31, 2016 and 2015, respectively.

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

26.

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

27.

Overview of the first quarter of 2016

•	Total assets were $552.8 million at March 31, 2016, compared with $541.3 million at December 31, 2015.

•	Total loans were $391.6 million at March 31, 2016, compared with $378.5 million at December 31, 2015.

•	Total deposits were $462.2 million at March 31, 2016, compared with $474.5 million at December 31, 2015.

•	Net income was $116,000 for the three months ended March 31, 2016, compared with $239,000 for the year-ago quarter and $273,000 for the fourth quarter of 2015.

•	Net income per diluted share was $0.02 for the three months ended March 31, 2016, compared with $0.03 for the year-ago quarter and $0.04 for the fourth quarter of 2015.

•	Net interest income was $4.1 million for the three months ended March 31, 2016, compared with $4.2 million in each of the first quarter of 2015 and the fourth quarter of 2015.

•	The net interest margin was 3.27% for the three months ended March 31, 2016, compared with 3.50% in the year-ago quarter and 3.33% in the fourth quarter of 2015.

•	There was no provision for loan losses recorded in the first quarter of 2016, compared to a provision for loan losses of $150,000 in the first quarter of 2015.

•	Non-interest income was 24.6% of total revenue in the quarter ended March 31, 2016, compared to 21.5% in the year-ago quarter and 22.6% in the fourth quarter of 2015.

•	Our efficiency ratio was 99.6% for the three months ended March 31, 2016, compared to 92.9% in the year-ago quarter and 95.0% in the fourth quarter of 2015.

•	An income tax benefit of $95,000 was recognized in the first quarter of 2016. There was no income tax expense nor income tax benefit recorded in the first quarter of 2015.

•	Total non-performing assets (including troubled debt restructurings “TDR’s”) were $7.7 million or 1.40% of total assets at March 31, 2016, compared to $7.3 million or 1.35% of total assets at December 31, 2015.

•	Total non-performing assets (excluding TDR’s) were $1.4 million or 0.24% of total assets at March 31, 2016, compared to $1.3 million or 0.24% at December 31, 2015.

Comparison of Results of Operations

General

Net income was $116,000 or $0.02 per diluted share for the three months ended March 31, 2016, compared to net income of $239,000 or $0.03 per diluted share for the same period in 2015.

Net Interest Income

Net interest income totaled $4.1 million in the quarter ended March 31, 2016, compared to $4.2 million in each of the first quarter of 2015 and the fourth quarter of 2015. The net interest margin was 3.27% in the first quarter of 2016, compared to 3.50% in the year-ago quarter and 3.33% in the fourth quarter of 2015.

The decline in the net interest margin from the year-ago quarter was due primarily to the reinvestment of loan amortization and payoffs into investment securities and loans with lower current yields, as well as from the effect of higher interest-bearing cash balances. Total average interest-earning assets were $495.9 million in the first quarter of 2016, compared to $484.9 million in the year-ago quarter and $500.4 million in the fourth quarter of 2015. Average loans outstanding in the first quarter of 2016 were $381.7 million or 77.0% of total average interest-earning assets, compared with $381.1 million or 78.6% in the year-ago quarter and $380.5 million or 76.0% in the fourth quarter of 2015.

Total average interest-bearing deposit balances decreased $6.3 million to $349.3 million in the first quarter of 2016 compared to the year-ago quarter, due primarily to a decrease in municipal deposit balances. The average balances of interest-bearing demand, savings and money market accounts (transaction accounts) increased $8.4 million to $287.6 million in the first quarter of 2016 compared to the year-ago quarter, partially offsetting a decrease in the average balance of time deposits of $14.7 million. Transaction accounts comprised 82.3% of total interest-bearing deposits in the first quarter of 2016, compared to 78.5% in the year-ago quarter and 79.7% in the fourth quarter of 2015.

28.

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

	Three months ended March 31,
	2016			2015
	Outstanding balance	Interest Earned/paid	Yield/rate	Outstanding balance	Interest Earned/paid	Yield/rate
Assets
Interest earning assets:
Interest bearing deposits	$25,095	$36	0.57%	$19,742	$10	0.20%

Investment securities	89,060	507	2.25%	83,989	505	2.41%

Consumer loans and credit cards	40,536	515	5.10%	38,119	503	5.35%
Residential real estate loans and home equity	139,558	1,317	3.79%	133,552	1,265	3.83%
Commercial and industrial	98,205	918	3.70%	102,315	998	3.89%
Commercial real estate	103,439	1,132	4.26%	107,139	1,186	4.49%
Total loans	381,738	3,882	4.03%	381,125	3,952	4.18%
Total interest-earning assets	495,893	4,425	3.54%	484,856	4,467	3.71%

Non-interest-earning assets:
Other assets	60,105			45,230
Allowance for loan losses	(4,340)			(4,208)
Net unrealized gains on securities AFS	1,116			1,179
Total assets	$552,774			$527,057

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand	$81,985	$45	0.22%	$81,409	$22	0.11%
Savings	47,923	13	0.11%	42,757	10	0.10%
Money market	157,670	137	0.35%	155,038	125	0.33%
Time accounts	61,740	77	0.50%	76,418	93	0.49%
Total interest-bearing deposits	349,318	272	0.31%	355,622	250	0.29%
Borrowed funds	9,517	41	1.71%	6,372	35	2.25%
Obligations under capital lease	8,203	54	2.63%	-	-	-

Total interest-bearing liabilities	367,038	367	0.40%	361,994	285	0.32%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	121,827			113,067
Other liabilities	5,836			5,387
Shareholders’ equity	58,073			46,609

Total liabilities and shareholders’ equity	$552,774			$527,057

Net interest income; interest rate spread		$4,058	3.14%		$4,182	3.39%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.27%			3.50%

Average interest-earning assets to average interest-bearing liabilities	135.11%			133.94%

29.

Asset Quality and Allowance for Loan Losses

Delinquent loans (including non-accrual loans) totaled $1.7 million or 0.43% of total loans at March 31, 2016, compared to $1.5 million or 0.41% of total loans at December 31, 2015. Non-accrual loans totaled $1.2 million or 0.30% of total loans at March 31, 2016, compared to $1.2 million or 0.32% of total loans at December 31, 2015.

The following tables present past due loans aged as of the dates indicated (dollars in thousands).

Delinquent loans	March 31, 2016		December 31, 2015		September 30, 2015
	$	%(1)	$	%(1)	$	%(1)

30 days past due	$378	0.10%	$191	0.05%	$60	0.02%
60 days past due	57	0.01%	111	0.03%	129	0.03%
90 days past due and still accruing	97	0.02%	2	0.01%	—	0.00%
Non-accrual	1,187	0.30%	1,222	0.32%	1,338	0.35%
Total	$1,719	0.43%	$1,526	0.41%	$1,527	0.40%

(1) As a percentage of total loans, excluding deferred costs

Non-performing assets were $7.7 million or 1.40% of total assets at March 31, 2016, compared with $7.3 million or 1.35% of total assets at December 31, 2015. Troubled debt restructurings (“TDR’s”), which are performing in accordance with the restructured terms and accruing interest, but are included in non-performing assets, were $6.4 million at March 31, 2016, compared to $6.0 million at December 31, 2015.

The following table represents information concerning the aggregate amount of non-performing assets (in thousands):

Non-performing assets	March 31, 2016	December 31, 2015	September 30, 2015
Non-accruing loans:
Consumer loans and credit cards	$-	$-	$56
Residential real estate loans and home equity	656	668	573
Commercial and industrial	531	554	30
Commercial real estate	-	-	679
Total non-accruing loans	1,187	1,222	1,338
Accruing loans delinquent 90 days or more	97	2	-
Total non-performing loans (excluding TDR’s)	1,284	1,224	1,338

Other real estate and repossessed assets	68	68	785
Total non-performing assets (excluding TDR’s)	$1,352	$1,292	$2,123

Restructured loans not included above(1)	$6,374	$6,040	$6,089
Total non-performing loans (including TDR’s)	$7,658	$7,264	$7,427
Total non-performing assets (including TDR’s)	$7,726	$7,332	$8,212

(1) TDR’s that are in compliance with their modified terms and accruing interest.

Net recoveries of $2,000 were recorded in the quarter ended March 31, 2016, compared to net charge-offs of $297,000 or 0.31% of average loans in the first quarter of 2015. There was no provision for loan losses recorded in the first quarter of 2016, compared to a provision for loan losses of $150,000 in the year-ago quarter. The allowance for loan losses was $4.3 million at March 31, 2016 and at December 31, 2015. The ratio of the allowance for loan losses to total loans was 1.11% at March 31, 2016, compared to 1.14% at December 31, 2015.

The ratio of the allowance for loan losses to non-performing loans (including TDR’s) was 56.6% at March 31, 2016, compared to 59.7% at December 31, 2015. The ratio of the allowance for loan losses to non-accrual loans was 365% at March 31, 2016, compared to 355% at December 31, 2015.

We assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for loan losses and the required provision expense each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for loan losses, such as the allowance as a percentage of total loans, the allowance as a percentage of non-performing loans and the provision expense as a percentage of net charge-offs. This portion of the allowance has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors. At March 31, 2016, $243,000 or 5.6% of the allowance for loan losses was considered to be “unallocated,” compared to $308,000 or 7.1% of the allowance for loan losses at December 31, 2015.

30.

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off and additions to the allowance, which have been charged to expense (in thousands).

	Three months ended March 31,
	2016	2015
Allowance for loan losses, beginning of period	$4,333	$4,236

Loans charged-off	(55)	(429)
Recoveries of loans previously charged-off	57	132
Net recoveries (charge-offs)	2	(297)
Provision for loan losses	-	150
Allowance for loan losses, end of period	$4,335	$4,089

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2016	2015	$ Change	% Change
Service charges	$498	$452	$46	10.2%
Wealth management fees	422	380	42	11.1%
Treasury management fees	91	58	33	56.9%
Income from Bank-owned life insurance	243	244	(1)	(0.4)%
Net losses on sale of REO	-	10	(10)	(100.0)%
Other non-interest income	67	14	53	378.6%
Total non-interest income	$1,321	$1,158	$163	14.1%

Non-interest income was $1.3 million in the first quarter of 2016, compared to $1.2 million in the first quarter of 2015 and $1.3 million in the fourth quarter of 2015. Service charges, wealth management fees and treasury management fees increased an aggregate $121,000 or 13.6% in the first quarter of 2016 compared with the year-ago quarter, primarily from the impact of changes to certain of the Bank’s fees and service charges and from business development activities.

Non-interest income accounted for 24.6% of total revenue in the first quarter of 2016, compared with 21.5% in the year-ago quarter and 22.6% in the fourth quarter of 2015.

Non-interest Expense

The following table sets forth certain information on non-interest expenses for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2016	2015	$ Change	% Change
Salaries and benefits	$3,042	$2,712	$330	12.2%
Occupancy and equipment	973	963	10	1.04%
Professional services	370	353	17	4.8%
Advertising	170	108	62	57.4%
Office supplies, postage and courier	88	79	9	11.4%
FDIC insurance premium	88	110	(22)	(20.0)%
State franchise taxes	116	75	41	54.7%
Other non-interest expense	511	551	(40)	(7.3)%
Total non-interest expenses	$5,358	$4,951	$407	8.2%

Non-interest expenses were $5.4 million for the first quarter of 2016, compared with $5.0 million in the year-ago quarter and $5.2 million for the fourth quarter of 2015. Salaries and benefits increased in the first quarter of 2016 by $330,000 and $132,000 compared to the year-ago quarter and to the fourth quarter of 2015, respectively, due primarily to the previously-announced hiring of the small business lending team and residential mortgage originators in the fourth quarter of 2015. State franchise taxes increased $41,000 or 54.7% in the first quarter of 2016 compared with the year-ago quarter due to a change in Ohio tax law enacted in the fourth quarter of 2015.

The Company’s efficiency ratio was 99.6% in the first quarter of 2016, compared with 92.9% in the year-ago quarter and 95.0% in the fourth quarter of 2015.

31.

Income Taxes

We had net deferred tax assets totaling $10.4 million at March 31, 2016, compared with $10.4 million at December 31, 2015, of which the majority are attributable to net operating loss carry-forwards and timing differences between provision for loan losses and the charge-off of loans. An income tax benefit of $95,000 was recognized in the first quarter of 2016 due primarily to the disproportionate amount of pre-tax income that is not subject to federal income taxes, which is comprised primarily of income from bank-owned life insurance of $243,000 in the first quarter of 2016.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total assets were $552.8 million at March 31, 2016, compared with $541.3 million at December 31, 2015. Much of the increase in assets during the quarter was in the Company’s loan portfolio, which increased $13.1 million or 3.5%, to $391.6 million at March 31, 2016.

Securities

Investment securities totaled $86.0 million at March 31, 2016, compared with $87.8 million at December 31, 2015. Our portfolio was comprised primarily of investment grade securities. The breakdown of the securities portfolio at March 31, 2016 was 26.1% collateralized mortgage obligations, 20.6% government-sponsored entity guaranteed mortgage-backed securities, 25.0% municipal securities, 23.9% obligations of U.S. government agencies and 4.4% corporate bonds.

Loans

The following table sets forth the composition of our loan portfolio, at the dates indicated (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Loan portfolio composition
Consumer and credit card	$39,829	10.2%	$40,587	10.7%
Real estate and home equity	142,907	36.5%	137,645	36.4%
Commercial and industrial	101,679	26.0%	99,213	26.2%
Commercial real estate	106,742	27.3%	100,743	26.7%
Total loans	$391,157	100.0%	$378,188	100.0%

Net deferred loan costs	466		325
Loans	391,623		378,513
Allowance for loan losses	(4,335)		(4,333)
Net loans	$387,288		$374,180

Total loans were $391.6 million at March 31, 2016, compared with $378.5 million at December 31, 2015. Growth was nearly equally split among the Company’s three business lines with traditional residential and home equity loans increasing $5.3 million, SBA loans increasing $4.0 million and traditional commercial loans (including real estate) increasing $4.4 million.

Deposits

The following table sets forth the composition of our deposit accounts, at the dates indicated (dollars in thousands):

	March 31, 2016		December 31, 2015		September 30, 2015
	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand	$125,106	27.0%	$124,023	26.1%	$123,870	26.1%
Interest bearing demand	75,633	16.4%	77,616	16.4%	81,939	17.3%
Total demand	200,739	43.4%	201,639	42.5%	205,809	43.4%

Savings	48,719	10.5%	47,333	10.0%	44,408	9.3%
Money market	158,779	34.4%	154,119	32.5%	151,910	32.0%
Time deposits	54,000	11.7%	71,446	15.0%	72,780	15.3%
Total deposits	$462,237	100.0%	$474,537	100.0%	$474,907	100.0%

32.

Deposits totaled $462.2 million at March 31, 2016, compared with $474.5 million at December 31, 2015. Most of the decrease during the quarter was the result of a net outflow in municipal deposit balances of $16.2 million during the quarter, which was partially offset by higher commercial and retail deposit balances.

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

Cash and cash equivalents totaled $29.8 million at March 31, 2016, compared to $31.9 million at December 31, 2015. Cash and cash equivalents represented 5.4% of total assets at March 31, 2016 and 5.9% of total assets at December 31, 2015. The Company has the ability to borrow funds from the FHLB and the Federal Reserve Bank should the Company need to supplement its future liquidity. Management believes the Company’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

Capital Resources

Shareholders’ equity was $59.3 million at March 31, 2016, compared with $58.8 million at December 31, 2015. The increase in shareholders’ equity was attributable primarily to net income for the quarter of $116,000 and to an increase in accumulated other comprehensive income of $303,000 due to higher unrealized gains on securities available-for-sale. The Company’s tangible common equity to tangible assets ratio was 10.7% at March 31, 2016.

Regulatory Capital Requirements

The Bank’s common equity tier 1 capital ratio was 12.60% and its total risk-based capital ratio was 13.75% at March 31, 2016, both of which were well above the regulatory thresholds required to be classified as a “well-capitalized” institution, which are 6.5% and 10.0%, respectively.

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

33.

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well-capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes		To be well-capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Total risk-based capital	$51,921	13.75%	$30,209	8.0%	$37,761	10.0%
Tier 1 capital	$47,586	12.60%	$22,660	6.0%	$30,213	8.0%
Common equity tier 1 capital	$47,586	12.60%	$16,995	4.5%	$24,548	6.5%
Leverage	$47,586	8.97%	$21,220	4.0%	$26,525	5.0%

As of December 31, 2015
Total risk-based capital	$52,500	14.29%	$29,391	8.0%	$36,739	10.0%
Tier-1 capital	$48,167	13.11%	$22,044	6.0%	$29,393	8.0%
Common equity tier 1 capital	$48,167	13.11%	$16,533	4.5%	$23,881	6.5%
Leverage	$48,167	9.11%	$21,149	4.0%	$26,436	5.0%

Share Repurchase Program

On April 28, 2016, the Board of Directors of Directors of the Company approved a share repurchase program of up to three percent of the Company’s outstanding common shares, or approximately 220,000 shares, up to $1.7 million.  The share repurchase program is authorized for up to one year, and the repurchases may be effected through open market purchases or privately negotiated transactions. Management will use its discretion in determining the timing of the repurchases and the prices at which buybacks will be made. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, internal and regulatory trading quiet periods and alternative uses for capital. There can be no assurance that the Company will repurchase any or all of the shares authorized for repurchase. As of May 9, 2016, the Company has repurchased 14,750 shares under this program for a total amount of $104,000.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016.

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

34.

Part II	Other Information

Item 1.	Legal Proceedings.
There are no matters required to be reported under this item.

Item 1A.	Risk Factors.
There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There are no matters required to be reported under this item.

Item 3.	Defaults upon Senior Securities.
There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures.
There are no matters required to be reported under this item.

Item 5.	Other Information.
There are no matters required to be reported under this item.

Item 6.	Exhibits.
Exhibits – The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp as amended, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on November 7, 2014 (File No. 000-22387).

3.2	Second Amended and Restated Code of Regulations of DCB Financial Corp, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on November 7, 2014 (File No. 000-22387).

31.1*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015; (ii) the Consolidated Statements of Income (unaudited) for the three months ended March 31, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2016 and 2015; (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the three month periods ended March 31, 2016 and 2015; (v) the Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements.

* Filed herewith. ** Furnished herewith.

35.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP
(Registrant)

Dated: May 16, 2016	/s/ Ronald J. Seiffert
Ronald J. Seiffert
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2016	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

36.