Form 10-Q
period 2016-06-30
DCB FINANCIAL CORP
filed 2016-08-15
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Yes ☐      No ☒

As of August 12, 2016, the latest practicable date, 7,339,259 of the registrant’s common shares, no par value, were issued and outstanding.

DCB Financial Corp

Part I – Financial Information

Item 1. Financial Statements

DCB Financial Corp

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
	(Dollars in thousands, except share and per share data)
Assets:
Cash and due from financial institutions	$5,851	$6,929
Interest-bearing deposits	21,357	24,963
Total cash and cash equivalents	27,208	31,892

Securities available-for-sale	83,866	87,797

Loans	392,954	378,513
Less allowance for loan losses	(4,590)	(4,333)
Net loans	388,364	374,180

Loans held for sale	3,599	-
Real estate owned	68	68
Investment in FHLB stock	3,250	3,250
Premises and equipment, net	9,832	5,091
Premises and equipment held-for-sale	-	4,771
Bank-owned life insurance	21,167	20,760
Deferred tax asset, net	10,265	10,440
Accrued interest receivable and other assets	8,443	3,015
Total assets	$556,062	$541,264

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest bearing	$119,808	$124,023
Interest bearing	347,784	350,514
Total deposits	467,592	474,537

Borrowings	17,301	4,520
Obligations under capital lease	8,096	-
Accrued interest payable and other liabilities	3,217	3,360
Total liabilities	496,206	482,417

Shareholders’ equity:
Preferred shares, no par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common shares, no par value, 17,500,000 shares authorized, 7,663,186 and 7,588,887 shares issued, and 7,340,786 and 7,281,237 shares outstanding for June 30, 2016 and December 31, 2015, respectively	16,918	16,410
Retained earnings	50,246	49,799
Treasury stock, at cost, 322,400 and 307,650 shares at June 30, 2016 and December 31, 2015, respectively	(7,520)	(7,416)
Accumulated other comprehensive income	1,041	436
Deferred stock-based compensation	(829)	(382)
Total shareholders’ equity	59,856	58,847
Total liabilities and shareholders’ equity	$556,062	$541,264

Common shares outstanding	7,340,786	7,281,237
Book value per common share	$8.15	$8.08

The accompanying notes are an integral part of the consolidated financial statements.

3.

DCB Financial Corp

Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$4,115	$3,953	$7,997	$7,905
Securities	507	482	1,014	987
Federal funds sold and interest bearing deposits	16	19	52	29
Total interest income	4,638	4,454	9,063	8,921

Interest expense:
Deposits:
Savings and money market accounts	180	150	358	292
Time accounts	71	92	148	184
NOW accounts	19	17	36	33
Total	270	259	542	509

Obligation under capital lease	80	-	134	-
FHLB advances	44	36	85	71
Total interest expense	394	295	761	580

Net interest income	4,244	4,159	8,302	8,341
Provision for loan losses	-	-	-	150
Net interest income after provision for loan losses	4,244	4,159	8,302	8,191

Non-interest income:
Service charges	538	500	1,036	952
Wealth management fees	470	399	892	779
Treasury management fees	123	64	214	122
Income from bank-owned life insurance	163	165	406	408
Gain on sales of loans	478	-	478	-
Net gains (losses) on sales of REO	-	(11)	-	1
Other non-interest income	30	63	97	76
Total non-interest income	1,802	1,180	3,123	2,338

Non-interest expense:
Salaries and employee benefits	3,128	2,819	6,170	5,531
Occupancy and equipment	974	1,023	1,947	1,986
Professional services	317	284	687	637
Advertising	228	141	398	249
Office supplies, postage and courier	75	72	163	151
FDIC insurance premium	90	97	178	207
State franchise taxes	118	75	234	150
Other non-interest expense	733	684	1,244	1,235
Total non-interest expense	5,663	5,195	11,021	10,146

Income before income tax expense (benefit)	383	144	404	383
Income tax expense (benefit)	52	-	(43)	-
Net income	$331	$144	$447	$383

Share and Per Share Data
Basic average common shares outstanding	7,346,417	7,287,435	7,328,789	7,262,541
Diluted average common shares outstanding	7,363,802	7,303,902	7,347,733	7,278,933
Basic and diluted earnings per common share	$0.04	$0.02	$0.06	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

4.

DCB Financial Corp

Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$331	$144	$447	$383

Other comprehensive income:

Net unrealized gains (losses) on securities available-for-sale, net of taxes of $154 and $310 for the three and six months ended June 30, 2016, respectively, and $(183) and $(83) for the three and six months ended June 30, 2015, respectively.	302	(355)	605	(161)

Total other comprehensive income (loss)	302	(355)	605	(161)

Comprehensive income (loss)	$633	$(211)	$1,052	$222

The accompanying notes are an integral part of the consolidated financial statements.

5.

DCB Financial Corp

Consolidated Statements of Shareholders’ Equity (Unaudited)

	Issued and					Accumulated
	Outstanding					Other	Deferred
	Common	Preferred	Common	Retained	Treasury	Comprehensive	Stock-Based
	Shares	Stock	Stock	Earnings	Stock	Income (Loss)	Compensation	Total
	(Dollars in thousands)
Balance at January 1, 2015	7,233,797	$-	$16,064	$38,055	$(7,416)	$654	$(146)	$47,211
Net income	-	-	-	383	-	-	-	383
Other comprehensive income, net of taxes	-	-	-	-	-	(161)	-	(161)
Issuance of restricted stock	53,640	-	392	-	-	-	(392)	-
Amortization of restricted stock	-	-	-	-	-	-	33	33
Balance at June 30, 2015	7,287,437	$-	$16,456	$38,438	$(7,416)	$493	$(505)	$47,466

Balance at January 1, 2016	7,281,237	$-	$16,410	$49,799	$(7,416)	$436	$(382)	$58,847
Net income	-	-	-	447	-	-	-	447
Other comprehensive income, net of taxes	-	-	-	-	-	605	-	605
Issuance of restricted stock	78,036	-	532	-	-	-	(532)	-
Repurchase of common stock	(14,750)	-	-	-	(104)	-	-	(104)
Restricted stock withheld upon vesting for payment of taxes	(1,732)	-	(11)	-	-	-	11	-
Restricted stock forfeitures	(2,005)	-	(13)	-	-	-	13	-
Amortization of restricted stock	-	-	-	-	-	-	61	61
Balance at June 30, 2016	7,340,786	$-	$16,918	$50,246	$(7,520)	$1,041	$(829)	$59,856

The accompanying notes are an integral part of the consolidated financial statements.

6.

DCB Financial Corp

Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$447	$383
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	535	495
Provision for loan losses	-	150
Deferred taxes	(127)	-
Net loss on sale of real estate owned	-	(1)
Net gain on sale of loans	(478)	-
Gain on sale leaseback	(86)
Net stock-based compensation expense	22	33
Premium amortization on securities, net	472	518
Originations of loans held for sale	(3,841)
Proceeds from loans held for sale	2,846	-
Proceeds from sale of guaranteed portion of SBA loans	4,651	-
Earnings on bank owned life insurance	(406)	(408)
Net changes in other assets and other liabilities	(5,622)	15,488
Net cash (used in) provided by operating activities	(1,587)	16,658

Cash flows from investing activities
Purchases of securities available-for-sale	(8,542)	(15,934)
Proceeds from maturities, principal payments and calls of securities available-for-sale	12,917	12,106
Net change in loans	(15,265)	3,058
Net proceeds from sale of premises and equipment	2,347	-
Proceeds from sale of real estate owned	-	303
Premises and equipment expenditures	(152)	(316)
Net cash used in investing activities	(8,695)	(783)

Cash flows from financing activities
Net change in deposits	(6,945)	17,333
Proceeds from short-term borrowings	15,000	-
Repayment of capital lease	(134)	-
Repayment of borrowings	(2,219)	(7,089)
Repurchase of common stock	(104)	-
Net cash provided by financing activities	5,598	10,244

Net change in cash and cash equivalents	(4,684)	26,119
Cash and cash equivalents at beginning of period	31,892	21,274
Cash and cash equivalents at end of period	$27,208	$47,393

Supplemental disclosures of cash flow information
Cash paid during the period for interest on deposits and borrowings	$754	$550
Transfer from portfolio loans to loans held for sale	6,611	-
Non-cash investing and financing activities:
Loan to finance sale of premises and equipment	5,530	-
Capital lease obligation	8,230	-

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

We also have two wholly-owned, non-bank subsidiaries, DCB Title Services, LLC, an Ohio limited liability company (“DCB Title”), and DCB Insurance Services, LLC, an Ohio limited liability company (“DCB Insurance”). DCB Title provides standard real estate title services, while DCB Insurance provides a variety of insurance products. The activities of each of these subsidiaries are not material to our operations. The Bank has two wholly-owned subsidiaries, ORECO, Inc., an Ohio corporation, which is used to hold the Bank’s foreclosed real estate, and 110 Riverbend, LLC, which was used to hold real estate owned by the Bank prior to the sale of such real estate in January 2016.

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

All adjustments, consisting of only normal recurring items, that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three and six months ended June 30, 2016 and 2015. The results of operations are not necessarily indicative of the results anticipated for the year.

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

10.

New Accounting Pronouncements

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to provide financial statement users with information about expected credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. For public business entities, the new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect the guidance will have on the Company’s consolidated financial statements.

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

11.

Note 2 – Securities

The amortized cost and estimated fair values of securities available-for-sale were as follows at the dates indicated (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$19,030	$58	$5	$19,083
Corporate bonds	3,204	59	3	3,260
States and municipal obligations	21,182	754	15	21,921
Collateralized mortgage obligations	22,218	173	14	22,377
Mortgage-backed securities	16,656	569	-	17,225
Total	$82,290	$1,613	$37	$83,866

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$20,904	$26	$88	$20,842
Corporate bonds	3,714	26	13	3,727
States and municipal obligations	21,954	388	81	22,261
Collateralized mortgage obligations	22,862	46	107	22,801
Mortgage-backed securities	17,702	505	41	18,166
Total	$87,136	$991	$330	$87,797

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (dollars in thousands):

	June 30, 2016
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	3	$3,996	$5	-	$-	$-	3	$3,996	$5
Corporate bonds	1	500	-	1	499	3	2	999	3
State and municipal obligations	2	905	14	1	505	1	3	1,410	15
Collateralized mortgage obligations	3	1,504	2	6	2,550	12	9	4,054	14
Mortgage-backed securities	1	1,327	-	-	-	-	1	1,327	-
Total temporarily impaired securities	10	$8,232	$21	8	$3,554	$16	18	$11,786	$37

	December 31, 2015
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	14	$15,333	$55	2	$1,964	$33	16	$17,297	$88
Corporate bonds	2	759	5	3	1,400	8	5	2,159	13
State and municipal obligations	9	3,902	48	4	1,355	33	13	5,257	81
Collateralized mortgage obligations	13	11,298	63	6	2,551	44	19	13,849	107
Mortgage-backed securities	5	5,176	41	-	-	-	5	5,176	41
Total temporarily impaired securities	43	$36,468	$212	15	$7,270	$118	58	$43,738	$330

The unrealized losses on the Company’s securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be OTTI at June 30, 2016 or December 31, 2015.

12.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

There were no sales of securities in the six months ended June 30, 2016 and 2015.

At June 30, 2016, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of all debt securities at June 30, 2016, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due in one year or less	$3,628	$3,632
Due after one to five years	22,391	22,671
Due after five to ten years	12,383	12,797
Due after ten years	5,017	5,164
Mortgage-backed and related securities	38,871	39,602
Total	$82,290	$83,866

Securities with a fair value of $75.6 million at June 30, 2016 were pledged to secure public deposits and other obligations.

Note 3 – Loans

Loans were comprised of the following at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015

Consumer and credit card	$37,615	$40,587
Residential real estate and home equity	148,324	137,645
Commercial and industrial	102,990	99,213
Commercial real estate	103,408	100,743
	392,337	378,188

Net deferred loan costs	617	325
Loans	$392,954	$378,513
Allowance for loan losses	(4,590)	(4,333)
Net loans	$388,364	$374,180

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

The tables below summarize activity in the allowance for loan losses for the periods indicated (in thousands).

	Three months ended June 30, 2016
	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Unallocated	Total
Beginning balance	$139	$548	$1,325	$2,080	$243	$4,335
Charge-offs	(24)	(9)	-	-	-	(33)
Recoveries	17	10	204	57	-	288
Net (charge-offs) recoveries	(7)	1	204	57	-	255

Provision	(10)	(5)	(8)	3	20	-
Ending balance	$122	$544	$1,521	$2,140	$263	$4,590

	Six months ended June 30, 2016
	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Unallocated	Total
Beginning balance	$144	$561	$1,321	$1,999	$308	$4,333
Charge-offs	(79)	(9)	-	-	-	(88)
Recoveries	32	23	218	72	-	345
Net (charge-offs) recoveries	(47)	14	218	72	-	257

Provision	25	(31)	(18)	69	(45)	-
Ending balance	$122	$544	$1,521	$2,140	$263	$4,590

14.

	Three months ended June 30, 2015
	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Unallocated	Total
Beginning balance	$183	$268	$1,037	$2,317	$284	$4,089
Charge-offs	(17)	(44)	(1)	(16)	-	(78)
Recoveries	31	58	52	12	-	153
Net (charge-offs) recoveries	14	14	51	(4)	-	75

Provision	(25)	33	(53)	(118)	163	-
Ending balance	$172	$315	$1,035	$2,195	$447	$4,164

	Six months ended June 30, 2015
	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Unallocated	Total
Beginning balance	$190	$268	$1,132	$2,376	$270	$4,236
Charge-offs	(59)	(73)	(311)	(64)	-	(507)
Recoveries	59	67	140	19	-	285
Net charge-offs	-	(6)	(171)	(45)	-	(222)

Provision	(18)	53	74	(136)	177	150

Ending balance	$172	$315	$1,035	$2,195	$447	$4,164

15.

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

The following presents by class, information related to the Company’s impaired loans as of the dates indicated (in thousands).

	At June 30, 2016			Period ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three months Average Recorded Investment	Three months Interest Income Recognized	Six months Average Recorded Investment	Six months Interest Income Recognized
With no related allowance recorded:
Consumer and credit card	$287	$287	-	$348	$5	$423	$9
Residential real estate and home equity	645	645	-	649	-	654	-
Commercial and industrial	892	892	-	1,005	5	1,004	11
Commercial real estate	108	108	-	109	2	117	3
	1,932	1,932	-	2,111	12	2,198	23

With an allowance recorded:
Commercial and industrial	$1,590	$1,668	$344	$1,240	$16	$1,190	$29
Commercial real estate	4,863	4,863	581	4,727	56	4,706	112
	6,453	6,531	925	5,967	72	5,896	141

Total:
Consumer and credit card	$287	$287	$-	$348	$5	$423	$9
Residential real estate and home equity	645	645	-	649	-	654	-
Commercial and industrial	2,482	2,560	344	2,245	21	2,194	40
Commercial real estate	4,971	4,971	581	4,836	58	4,823	115
Total	$8,385	$8,463	$925	$8,078	$84	$8,094	$164

	At December 31, 2015			Period ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three months Average Recorded Investment	Three months Interest Income Recognized	Six months Average Recorded Investment	Six months Interest Income Recognized
With no related allowance recorded:
Consumer and credit card	$548	$548	-	$488	$7	$468	$14
Residential real estate and home equity	668	668	-	627	2	444	8
Commercial and industrial	926	926	-	1,138	8	1,202	18
Commercial real estate	126	126	-	225	10	477	16
	2,268	2,268	-	2,478	27	2,191	56

With an allowance recorded:
Commercial and industrial	$944	$1,021	$144	$1,095	$17	$956	$33
Commercial real estate	4,579	4,579	435	8,123	133	8,236	265
	5,523	5,600	579	9,218	150	9,192	298

Total:
Consumer and credit card	$548	$548	$-	$488	$7	$468	$14
Residential real estate and home equity	668	668	-	627	2	444	8
Commercial and industrial	1,870	1,947	144	2,233	25	2,158	51
Commercial real estate	4,705	4,705	435	8,348	143	8,713	281
Total	$7,791	$7,868	$579	$11,696	$177	$11,783	$354

16.

The allocation of the allowance for loan losses summarized on the basis of the Company’s impairment methodology was as follows at the dates indicated (in thousands):

	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total
June 30, 2016
Individually evaluated for impairment	$-	$-	$344	$581	$925
Collectively evaluated for impairment	122	544	1,177	1,559	3,402
Allocated	$122	$544	$1,521	$2,140	4,327
Unallocated					263
					$4,590

December 31, 2015
Individually evaluated for impairment	$-	$-	$144	$435	$579
Collectively evaluated for impairment	144	561	1,177	1,564	3,446
Allocated	$144	$561	$1,321	$1,999	4,025
Unallocated					308
					$4,333

The recorded investment in loans summarized on the basis of the Company’s impairment methodology at the dates indicated was as follows (in thousands):

	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total
June 30, 2016
Individually evaluated for impairment	$287	$645	$2,482	$4,971	$8,385
Collectively evaluated for impairment	37,328	147,679	100,508	98,437	383,952
Ending balance	$37,615	$148,324	$102,990	$103,408	$392,337

	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total
December 31, 2015
Individually evaluated for impairment	$548	$668	$1,870	$4,705	$7,791
Collectively evaluated for impairment	40,039	136,977	97,343	96,038	370,397
Ending balance	$40,587	$137,645	$99,213	$100,743	$378,188

17.

Loans on non-accrual status were as follows at the dates indicated (in thousands):

	June 30,	December 31,
	2016	2015
Consumer and credit card	$-	$-
Residential real estate and home equity	742	668
Commercial and industrial	539	554
Commercial real estate	142	-
Total	$1,423	$1,222

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

As of the dates indicated and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as of the dates indicated (in thousands):

	June 30, 2016		December 31, 2015
	Commercial and Industrial	Commercial Real Estate	Commercial and Industrial	Commercial Real Estate

Pass	$100,152	$98,550	$96,225	$91,132
Special mention	1,197	4,396	925	4,592
Substandard	1,641	462	2,063	5,019
Total	$102,990	$103,408	$99,213	$100,743

For residential real estate and consumer loan classes, the Company evaluates credit quality primarily based upon the aging status of the loan and by payment activity.

18.

The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of the dates indicated (in thousands):

	June 30, 2016		December 31, 2015
	Consumer and Credit Card	Residential Real Estate and Home Equity	Consumer and Credit Card	Residential Real Estate and Home Equity

Performing	$37,615	$147,582	$40,587	$136,975
Non-performing	-	742	-	670
Total	$37,615	$148,324	$40,587	$137,645

Age Analysis of Past Due Loans

The following tables present past due loans aged as of the dates indicated (in thousands).

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Total Loans
Consumer and credit card	$44	$2	$-	$46	$37,569	$37,615
Residential real estate and home equity	113	54	497	664	147,660	148,324
Commercial and industrial	-	168	-	168	102,822	102,990
Commercial real estate	-	-	142	142	103,266	103,408
Total	$157	$224	$639	$1,020	$391,317	$392,337

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Total Loans
Consumer and credit card	$48	$13	$-	$61	$40,526	$40,587
Residential real estate and home equity	160	98	401	659	136,986	137,645
Commercial and industrial	236	-	-	236	98,977	99,213
Commercial real estate	-	-	-	-	100,743	100,743
Total	$444	$111	$401	$956	$377,232	$378,188

Troubled Debt Restructurings

The following table summarizes troubled debt restructurings that occurred during the periods indicated (dollars in thousands):

	For the three months ended June 30,
	2016		2015
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	-	$-	6	$93
Commercial real estate	1	217	-	-

Total	1	$217	6	$93

19.

	For the six months ended June 30,
	2016		2015
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	-	$-	6	$93
Commercial real estate	4	398	-	-

Total	4	$398	6	$93

There were no loans modified in a TDR that subsequently defaulted within twelve months of the modification (i.e. 60 days or more past due) during the three and six months ended June 30, 2016 and 2015.

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

20.

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

Loans Held for Sale: The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in Level 2 classification.

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

21.

Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities (Level 2).

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At June 30, 2016 and December 31, 2015, the fair value of loan commitments was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments are as follows at the dates indicated (in thousands):

	June 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$27,208	$27,208	$27,208	$-	$-
Securities available-for-sale	83,866	83,866	-	83,866	-
Loans held for sale	3,599	3,653	-	3,653	-
Loans (net of allowance)	388,364	390,474	-	-	390,474
FHLB stock	3,250	3,250	-	3,250	-
Accrued interest receivable	1,453	1,453	-	-	1,453

Financial liabilities
Non-interest-bearing deposits	$119,808	$119,808	$-	$119,808	$-
Interest-bearing deposits	347,784	347,711	-	347,711	-
Borrowings	17,301	17,301	-	17,301	-
Accrued interest payable	81	81	-	-	81

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$31,892	$31,892	$31,892	$-	$-
Securities available-for-sale	87,797	87,797	-	87,797	-
Loans (net of allowance)	374,180	371,930	-	-	371,930
FHLB stock	3,250	3,250	-	3,250	-
Accrued interest receivable	1,307	1,307	-	-	1,307

Financial liabilities
Non-interest-bearing deposits	$124,023	$124,023	$-	$124,023	$-
Interest-bearing deposits	350,514	350,957	-	350,957	-
Borrowings	4,520	4,520	-	4,520	-
Accrued interest payable	74	74	-	-	74

22.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated (in thousands):

	June 30, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$19,083	$-	$19,083	$-
Corporate bonds	3,260	-	3,260	-
State and municipal obligations	21,921	-	21,921	-
Collateralized mortgage obligations	22,377	-	22,377	-
Mortgage-backed securities	17,225	-	17,225	-
Total	$83,866	$-	$83,866	$-

	December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$20,842	$-	$20,842	$-
Corporate bonds	3,727	-	3,727	-
State and municipal obligations	22,261	-	22,261	-
Collateralized mortgage obligations	22,801	-	22,801	-
Mortgage-backed securities	18,166	-	18,166	-
Total	$87,797	$-	$87,797	$-

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired loans

At June 30, 2016 and December 31, 2015, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

23.

The following table presents the fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated (in thousands).

	June 30, 2016
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,385	$-	$-	$8,385
Real estate owned	68	-	-	68

	December 31, 2015
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,791	$-	$-	$7,791
Real estate owned	68	-	-	68

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

At June 30, 2016, property under capital leases consists of the corporate headquarters with a cost, net of the deferred gain, of $5.0 million. Accumulated depreciation on the property under capital leases was $171,000 at June 30, 2016.

Depreciation expense on property under capital leases was $103,000 and $171,000 for the three and six months ended June 30, 2016, respectively.

The future minimum lease payments under capital leases are as follows (in thousands):

2016	$321
2017	655
2018	668
2019	682
2020	695
Thereafter	7,771
Total minimum lease payments	10,792
Less amounts representing interest	2,696
Present value of net minimum lease payments	$8,096

24.

Note 7 – Federal Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and franchise tax returns in Ohio. Income tax benefit for the dates indicated include the following components (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Current	$74	$-	$84	$-
Deferred	(22)	20	(127)	-
Valuation allowance	-	(20)	-	-
Total	$52	$-	$(43)	$-

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax rate to income before income taxes was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Federal income taxes compared at the expected statutory rate	$131	$49	$138	$130
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	(33)	(32)	(40)	(41)
Increase in cash surrender value of life insurance - net	(55)	(55)	(138)	(138)
Other	9	58	(3)	49
Valuation allowance	-	(20)	-	-
Income tax expense (benefit) per financial statements	$52	$-	$(43)	$-

Deferred tax assets and liabilities were comprised of the following at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$1,561	$1,473
Deferred compensation	307	300
Alternative minimum tax carry forward	216	155
Expenses on foreclosed property	-	14
Deferred gain on sale of building	1,027	-
NOL carry forward	8,101	9,020
Other	245	98
Subtotal	11,457	11,060
Deferred tax liabilities:
FHLB stock dividends	(307)	(307)
Unrealized gains on available-for-sale securities	(536)	(225)
Depreciation	(55)	(55)
Other	(294)	(33)
Subtotal	(1,192)	(620)
Net deferred tax asset	10,265	10,440
Less: valuation allowance	-	-
Total	$10,265	$10,440

At June 30, 2016, the Company had a $23.8 million net operating loss carryforward that begins to expire in 2030.

25.

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

Basic and diluted net income per common share calculations for the three and six months ended June 30 are as follows (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic
Net income	$331	$144	$447	$383
Less: undistributed earnings allocated to unvested restricted shares	(7)	(2)	(8)	(4)
Net earnings allocated to common shareholders	$324	$142	$439	$379

Weighted average common shares outstanding including shares considered participating securities	7,346,417	7,287,435	7,328,789	7,262,541
Less: average participating securities	146,912	95,085	129,323	70,191
Weighted average shares	7,199,505	7,192,350	7,199,466	7,192,350

Basic earnings per common share	$0.04	$0.02	$0.06	$0.05

Diluted
Net earnings allocated to common shareholders	$331	$144	$447	$383

Weighted average common shares outstanding for basic earnings per common share	7,199,505	7,192,350	7,199,466	7,192,350
Dilutive effect of assumed exercise of average participating securities	17,385	16,467	18,944	16,392
Average participating securities	146,912	95,085	129,323	70,191
Average common shares outstanding – diluted	7,363,802	7,303,902	7,347,733	7,278,933

Diluted per common share	$0.04	$0.02	$0.06	$0.05

The computation of earnings per share is based upon the following weighted-average shares outstanding for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Weighted-average common shares outstanding (basic)	7,346,417	7,287,435	7,328,789	7,262,541
Dilutive effect of assumed exercise of stock options	17,385	16,467	18,944	16,392
Weighted-average common shares outstanding (diluted)	7,363,802	7,303,902	7,347,733	7,278,933

At June 30, 2016 and 2015, 14,985 of anti-dilutive stock options were excluded from the diluted weighted average common share calculations.

26.

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

Awards for 78,036 and 53,640 restricted shares were granted under the Company’s 2014 Restricted Stock Plan during the six months ended June 30, 2016 and 2015, respectively. The awards vest ratably over a five-year period. There were 2,005 restricted shares forfeited in the three months and six months ended June 30, 2016. There were no forfeitures of restricted shares in the six months ended June 30, 2015. There were 148,269 and 81,732 unvested restricted shares at June 30, 2016 and December 31, 2015, respectively. Compensation expense associated with the amortization of restricted stock was $61,000 and $33,000 in the six months ended June 30, 2016 and 2015, respectively. Compensation expense associated with amortization of restricted stock was $51,000 and $26,000 for the three months ended June 30, 2016 and 2015, respectively.

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

28.

Overview of the second quarter of 2016

•	Total assets were $556.1 million at June 30, 2016, compared with $541.3 million at December 31, 2015.

•	Total loans were $396.6 million at June 30, 2016, compared with $378.5 million at December 31, 2015.

•	Total deposits were $467.6 million at June 30, 2016, compared with $474.5 million at December 31, 2015.

•	Net income was $331,000 for the three months ended June 30, 2016, compared with $144,000 for the year-ago quarter and $116,000 for the first quarter of 2016. For the six months ended June 30, 2016, net income was $447,000, compared with $383,000 for the first half of 2015.

•	Net income per diluted share was $0.04 for the three months ended June 30, 2016, compared with $0.02 for the year-ago quarter and $0.02 for the first quarter of 2016. Net income per diluted share was $0.06 for the six months ended June 30, 2016 compared with $0.05 per share for the same period in 2015.

•	Net interest income was $4.2 million for the three months ended June 30, 2016, compared with $4.2 million in the year-ago quarter and $4.1 million in the first quarter of 2016. Net interest income was $8.3 million for the six months ended June 30, 2016 and 2015.

•	The net interest margin was 3.41% for the three months ended June 30, 2016, compared with 3.40% in the year-ago quarter and 3.33% in the first quarter of 2016. The net interest margin was 3.35% in the first half of 2016, compared with 3.45% in the year-ago period.

•	There was no provision for loan losses recorded in the three months and six months ended June 30, 2016. The provision for loan losses was $150,000 in the first half of 2015, all of which was recorded in the first quarter of 2015.

•	Non-interest income was 29.8% of total revenue in the quarter ended June 30, 2016, compared to 22.2% in the year-ago quarter and 24.6% in the first quarter of 2016.

•	Our efficiency ratio was 93.7% for the three months ended June 30, 2016, compared to 97.1% in the year-ago quarter and 99.6% in the first quarter of 2016.

•	Income tax expense was $52,000 in the second quarter of 2016. An income tax benefit of $43,000 was recorded for the six months ended June 30, 2016. There was no income tax expense nor income tax benefit recorded in the first half of 2015.

•	Total non-performing assets (including troubled debt restructurings ”TDR’s”) were $8.0 million or 1.43% of total assets at June 30, 2016, compared to $7.7 million or 1.40% of total assets at March 31, 2016 and $7.3 million or 1.35% of total assets at December 31, 2015.

•	Total non-performing assets (excluding TDR’s) were $1.5 million or 0.27% of total assets at June 30, 2016, compared to $1.4 million or 0.24% of total assets at March 31, 2016 and $1.3 million or 0.24% at December 31, 2015.

Comparison of Results of Operations

General

Net income was $331,000 or $0.04 per diluted share for the three months ended June 30, 2016, compared to net income of $144,000 or $0.02 per diluted share for the same period in 2015 and to net income of $116,000 or $0.02 per diluted share for the first quarter of 2016.

Net income was $447,000 or $0.06 per diluted share for the six months ended June 30, 2016, compared to net income of $383,000 or $0.05 per diluted share for the same period in 2015.

Net Interest Income

Net interest income totaled $4.2 million in the quarter ended June 30, 2016, compared to $4.2 million in second quarter of 2015 and $4.1 million in the first quarter of 2016. The net interest margin was 3.41% in the second quarter of 2016, compared to 3.40% in the year-ago quarter and 3.33% in the first quarter of 2016.

29.

Total average interest-earning assets were $499.1 million in the second quarter of 2016, compared to $491.1 million in the year-ago quarter and $495.9 million in the first quarter of 2016. Average loans outstanding in the second quarter of 2016 were $395.7 million or 79.3% of total average interest-earning assets, compared with $378.0 million or 77.0% in the year-ago quarter and $381.7 million or 77.0% of total average interest-earning assets in the first quarter of 2016.

Total average interest-bearing deposit balances were $342.6 million in the second quarter of 2016, compared to $358.1 million in the year-ago quarter and $349.3 million in the first quarter of 2016. The average balances of interest-bearing demand, savings and money market accounts (transaction accounts) increased $7.5 million to $290.2 million in the second quarter of 2016 compared to the year-ago quarter, partially offsetting a decrease in the average balance of time deposits of $23.0 million compared to the year-ago quarter. Transaction accounts comprised 84.7% of total interest-bearing deposits in the second quarter of 2016, compared to 78.9% in the year-ago quarter and 82.3% of total interest-bearing deposits in the first quarter of 2016.

Net interest income totaled $8.3 million in the six months ended June 30, 2016 and 2015. The net interest margin was 3.35% for the six months ended June 30, 2016, compared with 3.45% in the year-ago period.

Average interest-earning assets were $497.5 million in the first half of 2016, which was an increase of $9.5 million or 1.9% from the first half of 2015. Average loans outstanding in the first half of 2016 increased $9.2 million compared to the year-ago period, and totaled 78.1% of total interest-earning assets in the six months ended June 30, 2016, compared with 77.8% in the year-ago period.

The average balance in time deposits decreased $18.8 million in the first half of 2016 compared with the year-ago period, while the average balances in lower-costing transaction accounts increased $7.9 million. Transaction accounts comprised 83.5% of total interest-bearing deposits in the first half of 2016, compared to 78.7% in the first half of 2015. The changes in the composition of average deposit balances in the three and six months ended June 30, 2016 was primarily the result of the movement of large municipal time deposit maturities into money market accounts and overnight sweep accounts.

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

	Three months ended June 30,
	2016			2015
	Outstanding balance	Interest Earned/paid	Yield/rate	Outstanding balance	Interest Earned/paid	Yield/rate
Assets
Interest earning assets:
Interest bearing deposits	15,398	16	0.42%	28,466	19	0.27%

Investment securities	88,009	507	2.30%	84,614	482	2.25%

Consumer loans and credit cards	39,165	503	5.15%	39,520	556	5.65%
Residential real estate loans and home equity	146,125	1,419	3.90%	133,565	1,239	3.72%
Commercial and industrial	104,962	1,051	3.96%	104,018	1,035	3.93%
Commercial real estate	105,416	1,142	4.29%	100,882	1,123	4.46%
Total loans	395,668	4,115	4.14%	377,985	3,953	4.17%
Total interest-earning assets	499,075	4,638	3.70%	491,065	4,454	3.61%

Non-interest-earning assets:
Other assets	64,090			44,158
Allowance for loan losses	(4,470)			(4,162)
Net unrealized gains on securities AFS	1,276			1,243
Total assets	559,971			532,304

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand	84,430	51	0.25%	80,065	22	0.11%
Savings	49,473	13	0.11%	43,881	11	0.10%
Money market	156,289	135	0.35%	158,782	134	0.34%
Time accounts	52,407	71	0.55%	75,384	92	0.49%
Total interest-bearing deposits	342,599	270	0.32%	358,112	259	0.29%
Borrowed funds	12,954	44	1.38%	4,765	36	2.97%
Obligations under capital lease	8,148	80	3.96%	-	-	-
Total interest-bearing liabilities	363,701	394	0.44%	362,877	295	0.33%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	124,995			119,440
Other liabilities	12,747			3,163
Shareholders’ equity	58,528			46,824

Total liabilities and shareholders’ equity	559,971			532,304

Net interest income; interest rate spread		4,244	3.26%		4,159	3.28%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.41%			3.40%

Average interest-earning assets to average interest-bearing liabilities	137.22%			135.33%

31.

	Six months ended June 30,
	2016			2015
	Outstanding balance	Interest Earned/paid	Yield/rate	Outstanding balance	Interest Earned/paid	Yield/rate
Assets
Interest earning assets:
Interest bearing deposits	20,246	52	0.52%	24,128	29	0.24%

Investment securities	88,534	1,014	2.29%	84,303	987	2.36%

Consumer loans and credit cards	39,850	1,018	5.13%	38,823	1,059	5.50%
Residential real estate loans and home equity	142,841	2,737	3.84%	133,178	2,503	3.78%
Commercial and industrial	101,584	1,967	3.83%	103,172	2,034	3.96%
Commercial real estate	104,428	2,275	4.31%	104,380	2,309	4.46%
Total loans	388,703	7,997	4.09%	379,553	7,905	4.19%
Total interest-earning assets	497,483	9,063	3.63%	487,984	8,921	3.68%

Non-interest-earning assets:
Other assets	58,042			44,684
Allowance for loan losses	(4,405)			(4,186)
Net unrealized gains on securities AFS	1,196			1,212
Total assets	552,316			529,694

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand	83,208	96	0.23%	80,734	45	0.11%
Savings	48,698	27	0.11%	43,322	22	0.14%
Money market	156,979	272	0.35%	156,920	258	0.34%
Time accounts	57,073	147	0.52%	75,898	184	0.57%
Total interest-bearing deposits	345,958	542	0.32%	356,874	509	0.29%
Borrowed funds	11,236	85	1.52%	5,564	71	2.56%
Obligations under capital lease	8,189	134	3.28%	-	-	-
Total interest-bearing liabilities	365,383	761	0.42%	362,438	580	0.32%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	123,440			116,271
Other liabilities	5,192			4,269
Shareholders’ equity	58,301			46,716

Total liabilities and shareholders’ equity	552,316			529,694

Net interest income; interest rate spread		8,302	3.21%		8,341	3.36%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.35%			3.45%

Average interest-earning assets to average interest-bearing liabilities	136.15%			134.64%

32.

Asset Quality and Allowance for Loan Losses

Delinquent loans (including non-accrual loans) totaled $1.6 million or 0.41% of total loans at June 30, 2016, compared to $1.7 million or 0.43% of total loans at March 31, 2016 and $1.5 million or 0.41% of total loans at December 31, 2015. Non-accrual loans totaled $1.4 million or 0.36% of total loans at June 30, 2016, compared to $1.2 million or 0.30% of total loans at March 31, 2016 and $1.2 million or 0.32% of total loans at December 31, 2015.

The following tables present past due loans aged as of the dates indicated (dollars in thousands).

Delinquent loans	June 30, 2016		March 31, 2016		December 31, 2015
	$	%(1)	$	%(1)	$	%(1)

30 days past due	$158	0.04%	$378	0.10%	$191	0.05%
60 days past due	56	0.01%	57	0.01%	111	0.03%
90 days past due and still accruing	-	0.00%	97	0.02%	2	0.01%
Non-accrual	1,423	0.36%	1,187	0.30%	1,222	0.32%
Total	$1,637	0.41%	$1,719	0.43%	$1,526	0.41%

(1) As a percentage of total loans, excluding deferred costs

Non-performing assets were $8.0 million or 1.43% of total assets at June 30, 2016, compared to $7.7 million or 1.40% of total assets at March 31, 2016 and $7.3 million or 1.35% of total assets at December 31, 2015. Troubled debt restructurings (“TDR’s”), which are performing in accordance with the restructured terms and accruing interest, but are included in non-performing assets, were $6.5 million at June 30, 2016, compared to $6.4 million at March 31, 2016 and $6.0 million at December 31, 2015.

The following table represents information concerning the aggregate amount of non-performing assets (in thousands):

Non-performing assets	June 30, 2016	March 31, 2016	December 31, 2015
Non-accruing loans:
Consumer loans and credit cards	$-	$-	$-
Residential real estate loans and home equity	742	656	668
Commercial and industrial	539	531	554
Commercial real estate	142	-	-
Total non-accruing loans	1,423	1,187	1,222
Accruing loans delinquent 90 days or more	-	97	2
Total non-performing loans (excluding TDR’s)	1,423	1,284	1,224

Other real estate and repossessed assets	68	68	68
Total non-performing assets (excluding TDR’s)	$1,491	$1,352	$1,292

Restructured loans not included above(1)	$6,486	$6,374	$6,040
Total non-performing loans (including TDR’s)	$7,909	$7,658	$7,264
Total non-performing assets (including TDR’s)	$7,977	$7,726	$7,332

(1) TDR’s that are in compliance with their modified terms and accruing interest.

Net recoveries of $255,000 were recorded in the second quarter of 2016, compared to net recoveries of $2,000 in the first quarter of 2016 and net recoveries of $75,000 in the year ago quarter. There was no provision for loan losses recorded in the three months and six months ended June 30, 2016. The provision for loan losses was $150,000 in first half of 2015. The allowance for loan losses was $4.6 million at June 30, 2016, compared to $4.3 million at March 31, 2016 and December 31, 2015. The ratio of the allowance for loan losses to total loans was 1.17% at June 30, 2016, compared to 1.11% at March 31, 2016 and 1.14% at December 31, 2015.

The ratio of the allowance for loan losses to non-performing loans (including TDR’s) was 58.0% at June 30, 2016, compared to 56.6% at March 31, 2016 and 59.7% at December 31, 2015. The ratio of the allowance for loan losses to non-accrual loans was 323% at June 30, 2016, compared to 365% at March 31, 2016 and 355% at December 31, 2015.

We assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for loan losses and the required provision expense each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for loan losses, such as the allowance as a percentage of total loans, the allowance as a percentage of non-performing loans and the provision expense as a percentage of net charge-offs. This portion of the allowance has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors. At June 30, 2016, $263,000 or 5.7% of the allowance for loan losses was considered to be “unallocated,” compared to $243,000 or 5.6% of the allowance for loan losses at March 31, 2016 and $308,000 or 7.1% of the allowance for loan losses at December 31, 2015.

33.

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off and additions to the allowance, which have been charged to expense (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Allowance for loan losses, beginning of period	$4,335	$4,089	$4,333	$4,236

Loans charged-off	(33)	(78)	(88)	(507)
Recoveries of loans previously charged-off	288	153	345	285
Net recoveries (charge-offs)	255	75	257	(222)
Provision for loan losses	-	-	-	150
Allowance for loan losses, end of period	$4,590	$4,164	$4,590	$4,164

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service charges	$538	$500	$38	7.6%	$1,036	$952	$84	8.8%
Wealth management fees	470	399	71	17.8%	892	779	113	14.5%
Treasury management fees	123	64	59	92.2%	214	122	92	75.4%
Income from Bank-owned life insurance	163	165	(2)	(1.2)%	406	408	(2)	(0.5)%
Net gain on sale of loans	478	-	478	0.0%	478	-	478	0.0%
Net losses on sale of REO	-	(11)	11	(100.0)%	-	1	(1)	(100.0)%
Other non-interest income	30	63	(33)	(52.4)%	97	76	21	27.6%
Total non-interest income	$1,802	$1,180	$622	52.7%	$3,123	$2,338	$785	33.6%

Non-interest income was $1.8 million in the second quarter of 2016, compared to $1.2 million in the year-ago quarter and $1.3 million in the first quarter of 2016. Gains on sales of loans totaled $478,000 in the second quarter of 2016, reflecting the launch in the second quarter of secondary market sales of SBA and residential mortgage loans. The total principal amount of loan sales in the second quarter was $7.0 million, of which $4.2 million were the 75% guaranteed portion of SBA loans and $2.8 million were residential mortgages. Gains on sales of SBA loans and residential mortgages totaled $414,000 and $64,000, respectively. The Company did not sell any loans in 2015 and in the first quarter of 2016. Service charges, wealth management fees and treasury management fees increased an aggregate $168,000 or 17.4% in the second quarter of 2016 compared with the year-ago quarter, primarily from the impact of changes to certain of the Bank’s fees and service charges and from business development activities.

Non-interest income was $3.1 million in the first half of 2016, compared to $2.3 million in the first half of 2015. Gains on sales of loans accounted for approximately 61% of the increase in non-interest income, with the balance of the increase being driven by changes to certain of the Bank’s fees and service charges and from business development activities.

Non-interest income accounted for 29.8% of total revenue in the second quarter of 2016, compared to 22.2% in the year-ago quarter and 24.6% in the first quarter of 2016. Non-interest income accounted for 27.3% of total revenue in the first half of 2016, compared with 21.9% in the year-ago period.

34.

Non-interest Expense

The following table sets forth certain information on non-interest expenses for the periods indicated (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and benefits	$3,128	$2,819	$309	11.0%	$6,170	$5,531	$639	11.6%
Occupancy and equipment	974	1,023	(49)	(4.8)%	1,947	1,986	(39)	(2.0)%
Professional services	317	284	33	11.6%	687	637	50	7.9%
Advertising	228	141	87	61.7%	398	249	149	59.8%
Office supplies, postage and courier	75	72	3	4.2%	163	151	12	7.9%
FDIC insurance premium	90	97	(7)	(7.2)%	178	207	(29)	(14.0)%
State franchise taxes	118	75	43	57.3%	234	150	84	56.0%
Other non-interest expense	733	684	49	7.1%	1,244	1,235	9	0.7%
Total non-interest expenses	$5,663	$5,195	$468	9.0%	$11,021	$10,146	$875	8.6%

Non-interest expenses were $5.7 million for the second quarter of 2016, compared with $5.2 million in the year-ago quarter and $5.4 million for the first quarter of 2016. Salaries and benefits increased $309,000 in the second quarter of 2016 compared to the year-ago quarter due primarily to the previously-announced hiring of the small business lending team and residential mortgage originators in the fourth quarter of 2015.

Non-interest expenses were $11.0 million in the first half of 2016, compared to $10.1 million in the first half of 2015. Salaries and benefits increased $639,000 due primarily to the hiring of the small business lending team and residential mortgage originators.

The Company’s efficiency ratio was 93.7% in the second quarter of 2016, compared with 97.1% in the year-ago quarter and 99.6% in the first quarter of 2016. The efficiency ratio was 96.5% for the first half of 2016, compared to 94.0% in the year-ago period.

Income Taxes

We had net deferred tax assets totaling $10.3 million at June 30, 2016, compared with $10.4 million at December 31, 2015, of which the majority are attributable to net operating loss carry-forwards and timing differences between provision for loan losses and the charge-off of loans.

An income tax benefit of $43,000 was recorded in the six months ended June 30, 2016, which was comprised of income tax expense of $52,000 in the second quarter and an income tax benefit of $95,000 in the first quarter. The effective tax rate of 13.6% in the second quarter and the tax benefit in the first quarter resulted primarily from the disproportionate amount of pre-tax income that is not subject to federal income taxes, which is comprised primarily of income from bank-owned life insurance.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total assets were $556.1 million at June 30, 2016, compared with $553.2 million at March 31, 2016 and $541.3 million at December 31, 2015. Much of the increase in assets in the first half of 2016 was in the Company’s loan portfolio (including held for sale), which increased $18.0 million or 4.7%, to $396.6 million at June 30, 2016.

Securities

Investment securities totaled $83.9 million at June 30, 2016, compared with $87.8 million at December 31, 2015. Our portfolio was comprised primarily of investment grade securities. The breakdown of the securities portfolio at June 30, 2016 was 26.7% collateralized mortgage obligations, 20.5% government-sponsored entity guaranteed mortgage-backed securities, 26.1% municipal securities, 22.8% obligations of U.S. government agencies and 3.9% corporate bonds.

35.

Loans

The following table sets forth the composition of our loan portfolio, excluding deferred loan costs and including loans held for sale at the dates indicated (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Loan portfolio composition
Consumer and credit card	$37,615	9.5%	$40,587	10.7%
Real estate and home equity	149,383	37.7%	137,645	36.4%
Commercial and industrial	105,530	26.7%	99,213	26.2%
Commercial real estate	103,408	26.1%	100,743	26.7%
Total loans	$395,936	100.0%	$378,188	100.0%

Net deferred loan costs	617		325
Loans	396,553		378,513
Allowance for loan losses	(4,590)		(4,333)
Net loans	$391,963		$374,180

Total loans were $396.6 million at June 30, 2016, compared with $378.5 million at December 31, 2015. At June 30, 2016, total loans included $3.6 million in loans held for sale, which consisted of $2.5 million in commercial and industrial small business loans and $1.1 million in residential mortgages.

Deposits

The following table sets forth the composition of our deposit accounts, at the dates indicated (dollars in thousands):

	June 30, 2016		March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand	$119,808	25.6%	$125,106	27.0%	$124,023	26.1%
Interest bearing demand	87,873	18.8%	75,633	16.4%	77,616	16.4%
Total demand	207,681	44.4%	200,739	43.4%	201,639	42.5%

Savings	49,722	10.6%	48,719	10.5%	47,333	10.0%
Money market	157,136	33.6%	158,779	34.4%	154,119	32.5%
Time deposits	53,053	11.4%	54,000	11.7%	71,446	15.0%
Total deposits	$467,592	100.0%	$462,237	100.0%	$474,537	100.0%

Deposits totaled $467.6 million at June 30, 2016, compared with $462.2 million at March 31, 2016 and $474.5 million at December 31, 2015. Most of the increase during the quarter was the result of an increase in municipal deposit balances of $2.8 million during the quarter.

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

Cash and cash equivalents totaled $27.2 million at June 30, 2016, compared to $31.9 million at December 31, 2015. Cash and cash equivalents represented 4.9% of total assets at June 30, 2016 and 5.9% of total assets at December 31, 2015. The Company has the ability to borrow funds from the FHLB and the Federal Reserve Bank should the Company need to supplement its future liquidity. Management believes the Company’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

36.

Capital Resources

Shareholders’ equity was $59.9 million at June 30, 2016, compared with $58.8 million at December 31, 2015. The increase in shareholders’ equity in the first half of 2016 was attributable primarily to net income of $447,000 and to an increase in accumulated other comprehensive income of $605,000 due to higher unrealized gains on securities available-for-sale. Treasury stock increased $104,000 during the second quarter of 2016 as the result of repurchases of 14,750 of the Company’s common shares under the stock repurchase program announced in May 2016. The Company’s tangible common equity to tangible assets ratio was 10.8% at June 30, 2016, compared with 10.9% at December 31, 2015.

Regulatory Capital Requirements

The Bank’s common equity tier 1 capital ratio was 12.51% and its total risk-based capital ratio was 13.70% at June 30, 2016, both of which were well above the regulatory thresholds required to be classified as a “well-capitalized” institution, which are 6.5% and 10.0%, respectively.

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

The following table compares our actual capital amounts and ratios with those needed to qualify for the “well-capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes		To be well-capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Total risk-based capital	$52,854	13.70%	$30,864	8.0%	$38,580	10.0%
Tier 1 capital	$48,264	12.51%	$23,148	6.0%	$30,864	8.0%
Common equity tier 1 capital	$48,264	12.51%	$17,361	4.5%	$25,077	6.5%
Leverage	$48,264	9.02%	$21,403	4.0%	$26,754	5.0%

As of December 31, 2015
Total risk-based capital	$52,500	14.29%	$29,391	8.0%	$36,739	10.0%
Tier-1 capital	$48,167	13.11%	$22,044	6.0%	$29,393	8.0%
Common equity tier 1 capital	$48,167	13.11%	$16,533	4.5%	$23,881	6.5%
Leverage	$48,167	9.11%	$21,149	4.0%	$26,436	5.0%

37.

Share Repurchase Program

On April 28, 2016, the Board of Directors of Directors of the Company approved a share repurchase program of up to three percent of the Company’s outstanding common shares, or approximately 220,000 shares, up to $1.7 million.  The share repurchase program is authorized for up to one year, and the repurchases may be effected through open market purchases or privately negotiated transactions. Management will use its discretion in determining the timing of the repurchases and the prices at which buybacks will be made. The extent to which shares are repurchased will depend on a number of factors including market trends and prices, economic conditions, internal and regulatory trading quiet periods and alternative uses for capital. There can be no assurance that the Company will repurchase any or all of the shares authorized for repurchase. As of June 30, 2016, the Company has repurchased 14,750 shares under this program for a total amount of $104,000.

38.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016.

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

Part II	Other Information

Item 1.	Legal Proceedings.

There are no matters required to be reported under this item.

Item 1A.	Risk Factors.

There has been no material change in the nature of the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

a) Not applicable

b) Not applicable

c) On May 2, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 3% of the Company’s outstanding common stock, or approximately 220,683 shares, over a 12-month period. The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
4/1/2016 – 4/30/2016	-	$-	-	220,683
5/1/2016 – 5/31/2016	14,750	$7.05	14,750	205,933
6/1/2016 – 6/30/2016	-	$-	-	205,933
Total	14,750	$7.05	14,750

Item 3.	Defaults upon Senior Securities.

There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures.

There are no matters required to be reported under this item.

Item 5.	Other Information.

There are no matters required to be reported under this item.

39.

Item 6.	Exhibits.

Exhibits – The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp as amended, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on November 7, 2014 (File No. 000-22387).

3.2	Second Amended and Restated Code of Regulations of DCB Financial Corp, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on November 7, 2014 (File No. 000-22387).

31.1*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015; (ii) the Consolidated Statements of Income (unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2016 and 2015; (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the six month periods ended June 30, 2016 and 2015; (v) the Consolidated Statements of Cash Flows (unaudited) for the six month periods ended June 30, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements.

* Filed herewith. ** Furnished herewith.

40.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP
(Registrant)

Dated: August 15, 2016	/s/ Ronald J. Seiffert
Ronald J. Seiffert
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2016	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

41.