Form 10-Q
period 2016-09-30
DCB FINANCIAL CORP
filed 2016-11-14
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Yes ☐         No ☒

As of November 10, 2016, the latest practicable date, 7,339,232 of the registrant’s common shares, no par value, were issued and outstanding.

DCB Financial Corp

Part I – Financial Information

Item 1. Financial Statements

DCB Financial Corp

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
	(Dollars in thousands, except share and per share data)
Assets:
Cash and due from financial institutions	$6,092	$6,929
Interest-bearing deposits	25,190	24,963
Total cash and cash equivalents	31,282	31,892

Securities available-for-sale	95,676	87,797

Loans	390,750	378,513
Less allowance for loan losses	(4,592)	(4,333)
Net loans	386,158	374,180

Loans held for sale	755	-
Real estate owned	68	68
Investment in FHLB stock	3,250	3,250
Premises and equipment, net	9,810	5,091
Premises and equipment held-for-sale	-	4,771
Bank-owned life insurance	21,329	20,760
Deferred tax asset, net	10,467	10,440
Accrued interest receivable and other assets	6,622	3,015
Total assets	$565,417	$541,264

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest bearing	$123,353	$124,023
Interest bearing	366,195	350,514
Total deposits	489,548	474,537

Borrowings	4,293	4,520
Obligations under capital lease	8,016	-
Accrued interest payable and other liabilities	4,167	3,360
Total liabilities	506,024	482,417

Shareholders’ equity:
Preferred shares, no par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common shares, no par value, 17,500,000 shares authorized, 7,661,632 and 7,588,887 shares issued, and 7,339,232 and 7,281,237 shares outstanding for September 30, 2016 and December 31, 2015, respectively	16,907	16,410
Retained earnings	49,820	49,799
Treasury stock, at cost, 322,400 and 307,650 shares at September 30, 2016 and December 31, 2015, respectively	(7,520)	(7,416)
Accumulated other comprehensive income	994	436
Deferred stock-based compensation	(808)	(382)
Total shareholders’ equity	59,393	58,847
Total liabilities and shareholders’ equity	$565,417	$541,264

Common shares outstanding	7,339,232	7,281,237
Book value per common share	$8.09	$8.08

The accompanying notes are an integral part of the consolidated financial statements.

3.

DCB Financial Corp

Consolidated Statements of Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$4,157	$3,979	$12,154	$11,884
Securities	494	473	1,508	1,460
Federal funds sold and interest bearing deposits	28	17	80	46
Total interest income	4,679	4,469	13,742	13,390

Interest expense:
Deposits:
Savings and money market accounts	202	153	560	445
Time accounts	81	88	229	272
NOW accounts	20	16	56	49
Total	303	257	845	766

Obligation under capital lease	81	-	215	-
FHLB advances	41	35	126	106
Total interest expense	425	292	1,186	872

Net interest income	4,254	4,177	12,556	12,518
Provision for loan losses	-	(150)	-	-
Net interest income after provision for loan losses	4,254	4,327	12,556	12,518

Non-interest income:
Service charges	560	523	1,596	1,475
Wealth management fees	463	438	1,355	1,217
Treasury management fees	134	81	348	203
Income from bank-owned life insurance	163	163	569	571
Gain on sales of loans	351	-	829	-
Net losses on sales of REO	-	(19)	-	(20)
Other non-interest income	47	37	144	115
Total non-interest income	1,718	1,223	4,841	3,561

Non-interest expense:
Salaries and employee benefits	3,186	2,771	9,356	8,302
Occupancy and equipment	1,016	1,000	2,963	2,965
Professional services	218	405	905	1,042
Merger related expenses	987	-	987	-
Advertising	108	169	506	418
Office supplies, postage and courier	87	81	250	232
FDIC insurance premium	60	95	238	302
State franchise taxes	118	75	352	225
Other non-interest expense	808	554	2,052	1,810
Total non-interest expense	6,588	5,150	17,609	15,296

Income (loss) before income tax expense (benefit)	(616)	400	(212)	783
Income tax benefit	(190)	(10,688)	(233)	(10,688)
Net income (loss)	$(426)	$11,088	$21	$11,471

Share and Per Share Data
Basic average common shares outstanding	7,339,710	7,282,365	7,332,482	7,269,222
Diluted average common shares outstanding	7,339,710	7,302,174	7,355,709	7,288,237
Basic and diluted earnings (loss) per common share	$(0.06)	$1.52	$0.00	$1.58

The accompanying notes are an integral part of the consolidated financial statements.

4.

DCB Financial Corp

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$(426)	$11,088	$21	$11,471

Other comprehensive income (loss):

Net unrealized gains (losses) on securities available-for-sale, net of taxes of $(24) and $287 for the three and nine months ended September 30, 2016, respectively, and $60 and $(10) for the three and nine months ended September 30, 2015, respectively.	(47)	116	558	(45)

Total other comprehensive income (loss)	(47)	116	558	(45)

Comprehensive income (loss)	$(473)	$11,204	$579	$11,426

The accompanying notes are an integral part of the consolidated financial statements.

5.

DCB Financial Corp

Consolidated Statements of Shareholders’ Equity (Unaudited)

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Total
	(Dollars in thousands)
Balance at January 1, 2015	7,233,797	$-	$16,064	$38,055	$(7,416)	$654	$(146)	$47,211
Net income	-	-	-	11,471	-	-	-	11,471
Other comprehensive income, net of taxes	-	-	-	-	-	(45)	-	(45)
Issuance of restricted stock	55,785	-	407	-	-	-	(407)	-
Forfeiture of restricted stock	(9,290)	-	(59)	-	-	-	59	-
Amortization of restricted stock	-	-	-	-	-	-	59	59
Balance at September 30, 2015	7,280,292	$-	$16,412	$49,526	$(7,416)	$609	$(435)	$58,696

Balance at January 1, 2016	7,281,237	$-	$16,410	$49,799	$(7,416)	$436	$(382)	$58,847
Net income	-	-	-	21	-	-	-	21
Other comprehensive income, net of taxes	-	-	-	-	-	558	-	558
Issuance of restricted stock	78,036	-	532	-	-	-	(532)	-
Repurchase of common shares	(14,750)	-	-	-	(104)	-	-	(104)
Restricted stock withheld upon vesting for payment of taxes	(1,857)	-	(12)	-	-	-	-	(12)
Forfeiture of restricted stock	(3,434)	-	(23)	-	-	-	23	-
Amortization of restricted stock	-	-	-	-	-	-	83	83
Balance at September 30, 2016	7,339,232	$-	$16,907	$49,820	$(7,520)	$994	$(808)	$59,393

The accompanying notes are an integral part of the consolidated financial statements.

6.

DCB Financial Corp

Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities
Net income	$21	$11,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	677	729
Provision for loan losses	-	-
Deferred taxes	(233)	(10,688)
Net loss on sale of real estate owned	-	20
Net gain on sale of loans	(829)	-
Gain on calls of securities	(18)	-
Net stock-based compensation expense	57	132
Premium amortization on securities, net	712	790
Originations of mortgage loans held for sale	(10,997)	-
Proceeds from sale of mortgage loans	10,466	-
Proceeds from sale of guaranteed portion of SBA loans	6,975	-
Earnings on bank owned life insurance	(569)	(571)
Net changes in other assets and other liabilities	(2,948)	(545)
Net cash provided by operating activities	3,314	1,338

Cash flows from investing activities
Purchases of securities available-for-sale	(30,042)	(25,696)
Proceeds from maturities, principal payments and calls of securities available-for-sale	22,296	18,728
Net change in loans	(12,581)	5,124
Net proceeds from sale of premises and equipment	2,347	-
Proceeds from sale of real estate owned	-	307
Premises and equipment expenditures	(410)	(662)
Net cash used in investing activities	(18,390)	(2,199)

Cash flows from financing activities
Net change in deposits	15,011	21,715
Proceeds from short-term borrowings	4,293	-
Repayment of capital lease	(214)	-
Repayment of borrowings	(4,520)	(7,097)
Repurchase of common stock	(104)	-
Net cash provided by financing activities	14,466	14,618

Net change in cash and cash equivalents	(610)	13,757
Cash and cash equivalents at beginning of period	31,892	21,274
Cash and cash equivalents at end of period	$31,282	$35,031

Supplemental disclosures of cash flow information
Cash paid during the period for interest on deposits and borrowings	$1,195	$834
Transfer from portfolio loans to loans held for sale	6,132	-
Transfer from loans held for sale to portfolio loans	2,540	-
Non-cash investing and financing activities:
Loan to finance sale of premises and equipment	5,530	-
Capital lease obligation	8,230	-

The accompanying notes are an integral part of the consolidated financial statements.

7.

Note 1 – Summary of Significant Accounting Policies

Unless the context indicates otherwise, all references in this report to “Delaware,” “DCB,” “we,” “us,” “our company,” “corporation” and “our” refer to DCB Financial Corp and its direct and indirect subsidiaries The Delaware County Bank and Trust Company, our wholly owned bank subsidiary (the “Bank”), DCB Title Services, LLC, DCB Insurance Services, LLC, DataTasx LLC, ORECO, Inc., and 110 Riverbend, LLC.

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

All adjustments, consisting of only normal recurring items, that in the opinion of management are necessary for a fair presentation of the financial statements have been included in the results of operations for the three and nine months ended September 30, 2016 and 2015. The results of operations are not necessarily indicative of the results anticipated for the year.

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

11.

Note 2 – Securities

The amortized cost and estimated fair values of securities available-for-sale were as follows at the dates indicated (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$27,282	$34	$19	$27,297
Corporate bonds	2,800	68	2	2,866
States and municipal obligations	20,501	738	13	21,226
Collateralized mortgage obligations	27,577	161	28	27,710
Mortgage-backed securities	15,510	570	-	16,080
Other equity securities	500	-	3	497
Total	$94,170	$1,571	$65	$95,676

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$20,904	$26	$88	$20,842
Corporate bonds	3,714	26	13	3,727
States and municipal obligations	21,954	388	81	22,261
Collateralized mortgage obligations	22,862	46	107	22,801
Mortgage-backed securities	17,702	505	41	18,166
Total	$87,136	$991	$330	$87,797

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (dollars in thousands):

	September 30, 2016
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	11	$15,225	$19	-	$-	$-	11	$15,225	$19
Corporate bonds	-	-	-	1	499	2	1	499	2
State and municipal obligations	3	1,158	13	-	-	-	3	1,158	13
Collateralized mortgage obligations	10	7,654	14	6	2,323	14	16	9,977	28
Mortgage-backed securities	1	1,234	-	-	-	-	1	1,234	-
Other equity securities	1	497	3	-	-	-	1	497	3
Total temporarily impaired securities	26	$25,768	$49	7	$2,822	$16	33	$28,590	$65

	December 31, 2015
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	14	$15,333	$55	2	$1,964	$33	16	$17,297	$88
Corporate bonds	2	759	5	3	1,400	8	5	2,159	13
State and municipal obligations	9	3,902	48	4	1,355	33	13	5,257	81
Collateralized mortgage obligations	13	11,298	63	6	2,551	44	19	13,849	107
Mortgage-backed securities	5	5,176	41	-	-	-	5	5,176	41
Total temporarily impaired securities	43	$36,468	$212	15	$7,270	$118	58	$43,738	$330

The unrealized losses on the Company’s securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be OTTI at September 30, 2016 or December 31, 2015.

12.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

There were no sales of securities in the nine months ended September 30, 2016 and 2015.

At September 30, 2016, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The amortized cost and estimated fair value of all debt securities at September 30, 2016, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due in one year or less	$3,726	$3,730
Due after one to five years	32,422	32,674
Due after five to ten years	10,835	11,214
Due after ten years	3,600	3,771
Mortgage-backed and related securities	43,587	44,287
Total	$94,170	$95,676

Securities with a fair value of $75.6 million at September 30, 2016 were pledged to secure public deposits and other obligations.

Note 3 – Loans

Loans were comprised of the following at the dates indicated (in thousands):

	September 30, 2016	December 31, 2015

Consumer and credit card	$36,158	$40,587
Residential real estate and home equity	150,362	137,645
Commercial and industrial	104,108	99,213
Commercial real estate	99,505	100,743
	390,133	378,188

Net deferred loan costs	617	325
Loans	$390,750	$378,513
Allowance for loan losses	(4,592)	(4,333)
Net loans	$386,158	$374,180

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

The tables below summarize activity in the allowance for loan losses for the periods indicated (in thousands).

	Three months ended September 30, 2016
	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Unallocated	Total
Beginning balance	$122	$544	$1,521	$2,140	$263	$4,590
Charge-offs	(63)	(3)	(2)	-	-	(68)
Recoveries	23	12	23	12	-	70
Net (charge-offs) recoveries	(40)	9	21	12	-	2

Provision	38	(24)	(26)	(71)	83	-
Ending balance	$120	$529	$1,516	$2,081	$346	$4,592

	Nine months ended September 30, 2016
	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Unallocated	Total
Beginning balance	$144	$561	$1,321	$1,999	$308	$4,333
Charge-offs	(142)	(12)	(2)	-	-	(156)
Recoveries	56	35	240	84	-	415
Net (charge-offs) recoveries	(86)	23	238	84	-	259

Provision	62	(55)	(43)	(2)	38	-
Ending balance	$120	$529	$1,516	$2,081	$346	$4,592

	Three months ended September 30, 2015
	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Unallocated	Total
Beginning balance	$172	$315	$1,035	$2,195	$447	$4,164
Charge-offs	(63)	-	-	-	-	(63)
Recoveries	50	30	157	18	-	255
Net (charge-offs) recoveries	(13)	30	157	18	-	192

Provision	-	156	(63)	(217)	(26)	(150)
Ending balance	$159	$501	$1,129	$1,996	$421	$4,206

	Nine months ended September 30, 2015
	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Unallocated	Total
Beginning balance	$190	$268	$1,132	$2,376	$270	$4,236
Charge-offs	(122)	(73)	(311)	(64)	-	(570)
Recoveries	109	97	297	37	-	540
Net charge-offs	(13)	24	(14)	(27)	-	(30)

Provision	(18)	209	11	(353)	151	-

Ending balance	$159	$501	$1,129	$1,996	$421	$4,206

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

The following presents by class, information related to the Company’s impaired loans as of the dates indicated (in thousands).

	At September 30, 2016			Period ended September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three months Average Recorded Investment	Three months Interest Income Recognized	Nine months Average Recorded Investment	Nine months Interest Income Recognized
With no related allowance recorded:
Consumer and credit card	$282	$282	-	$283	$5	$376	$14
Residential real estate and home equity	668	668	-	672	-	660	1
Commercial and industrial	572	572	-	579	5	862	16
Commercial real estate	2,284	2,284	-	2,292	19	842	19
	3,806	3,806	-	3,826	29	2,740	50
With an allowance recorded:
Commercial and industrial	$1,545	$1,623	$344	$1,407	$17	$1,263	$46
Commercial real estate	4,831	4,831	581	4,841	56	4,751	168
	6,376	6,454	925	6,248	73	6,014	214
Total:
Consumer and credit card	$282	$282	$-	$283	$5	$376	$14
Residential real estate and home equity	668	668	-	672	-	660	1
Commercial and industrial	2,117	2,195	344	1,986	22	2,125	62
Commercial real estate	7,115	7,115	581	7,133	75	5,593	187
Total	$10,182	$10,260	$925	$10,074	$102	$8,754	$264

	At December 31, 2015			Period ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Three months Average Recorded Investment	Three months Interest Income Recognized	Nine months Average Recorded Investment	Nine months Interest Income Recognized
With no related allowance recorded:
Consumer and credit card	$548	$548	-	$469	$7	$469	$19
Residential real estate and home equity	668	668	-	733	-	552	8
Commercial and industrial	926	926	-	914	5	1,106	21
Commercial real estate	126	126	-	451	2	468	2
	2,268	2,268	-	2,567	14	2,595	50
With an allowance recorded:
Commercial and industrial	$944	$1,021	$144	$1,134	$13	$1,016	$43
Commercial real estate	4,579	4,579	435	6,706	53	7,727	163
	5,523	5,600	579	7,840	66	8,743	206
Total:
Consumer and credit card	$548	$548	$-	$469	$7	$469	$19
Residential real estate and home equity	668	668	-	733	-	552	8
Commercial and industrial	1,870	1,947	144	2,048	18	2,122	64
Commercial real estate	4,705	4,705	435	7,157	55	8,195	165
Total	$7,791	$7,868	$579	$10,407	$80	$11,338	$256

15.

The allocation of the allowance for loan losses summarized on the basis of the Company’s impairment methodology was as follows at the dates indicated (in thousands):

	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total
September 30, 2016
Individually evaluated for impairment	$-	$-	$344	$581	$925
Collectively evaluated for impairment	120	529	1,172	1,500	3,321
Allocated	$120	$529	$1,516	$2,081	4,246
Unallocated					346
					$4,592

December 31, 2015
Individually evaluated for impairment	$-	$-	$144	$435	$579
Collectively evaluated for impairment	144	561	1,177	1,564	3,446
Allocated	$144	$561	$1,321	$1,999	4,025
Unallocated					308
					$4,333

The recorded investment in loans summarized on the basis of the Company’s impairment methodology at the dates indicated was as follows (in thousands):

	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total
September 30, 2016
Individually evaluated for impairment	$282	$668	$2,117	$7,115	$10,182
Collectively evaluated for impairment	35,876	149,694	101,991	92,390	379,951
Ending balance	$36,158	$150,362	$104,108	$99,505	$390,133

	Consumer and Credit Card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total
December 31, 2015
Individually evaluated for impairment	$548	$668	$1,870	$4,705	$7,791
Collectively evaluated for impairment	40,039	136,977	97,343	96,038	370,397
Ending balance	$40,587	$137,645	$99,213	$100,743	$378,188

Loans on non-accrual status were as follows at the dates indicated (in thousands):

	September 30,	December 31,
	2016	2015
Consumer and credit card	$-	$-
Residential real estate and home equity	816	668
Commercial and industrial	236	554
Commercial real estate	2,315	-
Total	$3,367	$1,222

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

16.

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

As of the dates indicated and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as of the dates indicated (in thousands):

	September 30, 2016		December 31, 2015
	Commercial and Industrial	Commercial Real Estate	Commercial and Industrial	Commercial Real Estate

Pass	$101,331	$92,499	$96,225	$91,132
Special mention	1,200	4,374	925	4,592
Substandard	1,577	2,632	2,063	5,019
Total	$104,108	$99,505	$99,213	$100,743

For residential real estate and consumer loan classes, the Company evaluates credit quality primarily based upon the aging status of the loan and by payment activity.

The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of the dates indicated (in thousands):

	September 30, 2016		December 31, 2015
	Consumer and Credit Card	Residential Real Estate and Home Equity	Consumer and Credit Card	Residential Real Estate and Home Equity

Performing	$36,158	$149,546	$40,587	$136,975
Non-performing	-	816	-	670
Total	$36,158	$150,362	$40,587	$137,645

17.

Age Analysis of Past Due Loans

The following tables present past due loans aged as of the dates indicated (in thousands).

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Total Loans
Consumer and credit card	$103	$34	$-	$137	$36,021	$36,158
Residential real estate and home equity	72	89	434	595	149,767	150,362
Commercial and industrial	99	-	168	267	103,841	104,108
Commercial real estate	-	-	2,315	2,315	97,190	99,505
Total	$274	$123	$2,917	$3,314	$386,819	$390,133

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Total Loans
Consumer and credit card	$48	$13	$-	$61	$40,526	$40,587
Residential real estate and home equity	160	98	401	659	136,986	137,645
Commercial and industrial	236	-	-	236	98,977	99,213
Commercial real estate	-	-	-	-	100,743	100,743
Total	$444	$111	$401	$956	$377,232	$378,188

Troubled Debt Restructurings

The following table summarizes troubled debt restructurings that occurred during the periods indicated (dollars in thousands):

	For the three months ended September 30,
	2016		2015
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	-	$-	1	$188

Total	-	$-	1	$188

	For the nine months ended September 30,
	2016		2015
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	-	$-	7	$279
Commercial real estate	4	392	-	-

Total	4	$392	7	$279

There were no loans modified in a TDR that subsequently defaulted within twelve months of the modification (i.e. 60 days or more past due) during the three and nine months ended September 30, 2016 and 2015.

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

18.

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

19.

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

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At September 30, 2016 and December 31, 2015, the fair value of loan commitments was not material.

20.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments are as follows at the dates indicated (in thousands):

	September 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$31,282	$31,282	$31,282	$-	$-
Securities available-for-sale	95,676	95,676	-	95,179	497
Loans held for sale	755	755	-	755	-
Loans (net of allowance)	386,158	382,919	-	-	382,919
FHLB stock	3,250	3,250	-	3,250	-
Accrued interest receivable	1,383	1,383	-	-	1,383

Financial liabilities
Non-interest-bearing deposits	$123,353	$123,353	$-	$123,353	$-
Interest-bearing deposits	366,195	366,187	-	366,187	-
Borrowings	4,293	4,293	-	4,293	-
Accrued interest payable	65	65	-	-	65

	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$31,892	$31,892	$31,892	$-	$-
Securities available-for-sale	87,797	87,797	-	87,797	-
Loans (net of allowance)	374,180	371,930	-	-	371,930
FHLB stock	3,250	3,250	-	3,250	-
Accrued interest receivable	1,307	1,307	-	-	1,307

Financial liabilities
Non-interest-bearing deposits	$124,023	$124,023	$-	$124,023	$-
Interest-bearing deposits	350,514	350,957	-	350,957	-
Borrowings	4,520	4,520	-	4,520	-
Accrued interest payable	74	74	-	-	74

21.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated (in thousands):

	September 30, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$27,297	$-	$27,297	$-
Corporate bonds	2,866	-	2,866	-
State and municipal obligations	21,226	-	21,226	-
Collateralized mortgage obligations	27,710	-	27,710	-
Mortgage-backed securities	16,080	-	16,080	-
Other equity securities	497	-	-	497
Total	$95,676	$-	$95,179	$497

	December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$20,842	$-	$20,842	$-
Corporate bonds	3,727	-	3,727	-
State and municipal obligations	22,261	-	22,261	-
Collateralized mortgage obligations	22,801	-	22,801	-
Mortgage-backed securities	18,166	-	18,166	-
Total	$87,797	$-	$87,797	$-

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired loans

At September 30, 2016 and December 31, 2015, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

	September 30, 2016
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
Impaired loans	$10,182	$-	$-	$10,182
Real estate owned	68	-	-	68

	December 31, 2015
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,791	$-	$-	$7,791
Real estate owned	68	-	-	68

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

At September 30, 2016, property under capital leases consists of the corporate headquarters with a cost, net of the deferred gain, of $5.0 million. Accumulated depreciation on the property under capital leases was $274,000 at September 30, 2016.

Depreciation expense on property under capital leases was $51,000 and $136,000 for the three and nine months ended September 30, 2016, respectively.

The future minimum lease payments under capital leases are as follows (in thousands):

2016	$161
2017	655
2018	668
2019	682
2020	695
Thereafter	7,798
Total minimum lease payments	10,659
Less amounts representing interest	2,643
Present value of net minimum lease payments	$8,016

23.

Note 7 – Federal Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and franchise tax returns in Ohio. Income tax benefit for the dates indicated include the following components (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Current	$(11)	$-	$73	$-
Deferred	(179)	96	(306)	96
Valuation allowance	-	(10,784)	-	(10,784)
Total	$(190)	$(10,688)	$(233)	$(10,688)

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax rate to income before income taxes was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Federal income taxes calculated at the expected statutory rate	$(209)	$136	$(72)	$266
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	(30)	(29)	(71)	(70)
Increase in cash surrender value of life insurance - net	(55)	(56)	(193)	(194)
Nondeductible acquisition costs	98	-	98	-
Other	6	45	5	94
Valuation allowance	-	(10,784)	-	(10,784)
Income tax benefit per financial statements	$(190)	$(10,688)	$(233)	$(10,688)

Deferred tax assets and liabilities were comprised of the following at the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$1,561	$1,473
Deferred compensation	308	300
Alternative minimum tax carry forward	212	155
Expenses on foreclosed property	-	14
Deferred gain on sale of building	1,009	-
NOL carry forward	8,258	9,020
Other	307	98
Subtotal	11,655	11,060
Deferred tax liabilities:
FHLB stock dividends	(307)	(307)
Unrealized gains on available-for-sale securities	(512)	(225)
Depreciation	(55)	(55)
Other	(314)	(33)
Subtotal	(1,188)	(620)
Net deferred tax asset	10,467	10,440
Less: valuation allowance	-	-
Total	$10,467	$10,440

At September 30, 2016, the Company had a $24.3 million net operating loss carryforward that begins to expire in 2030.

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

Basic and diluted net income per common share calculations for the three and nine months ended September 30 are as follows (in thousands, except share and per share amounts):

follows (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic
Net income (loss)	$(426)	$11,088	$21	$11,471
Less: undistributed earnings allocated to unvested restricted shares	(8)	137	-	121
Net earnings (losses) allocated to common shareholders	$(418)	$10,951	$21	$11,350

Weighted average common shares outstanding including shares considered participating securities	7,339,710	7,282,365	7,332,482	7,269,222
Less: average participating securities	(140,205)	(90,015)	(132,977)	(76,872)
Weighted average shares	7,199,505	7,192,350	7,199,505	7,192,350

Basic earnings (loss) per common share	$(0.06)	$1.52	$0.00	$1.58

Diluted
Net earnings (losses) allocated to common shareholders	$(418)	$10,951	$21	$11,350

Weighted average common shares outstanding for basic earnings per common share	7,199,505	7,192,350	7,199,505	7,192,350
Dilutive effect of assumed exercise of average participating securities	-	19,809	23,227	19,015
Average participating securities	140,205	90,015	132,977	76,872
Average common shares outstanding – diluted	7,339,710	7,302,174	7,355,709	7,288,237

Diluted earnings (loss) per common share	$(0.06)	$1.52	$0.00	$1.58

At September 30, 2016, 51,578 stock options were excluded from the diluted weighted average common share calculation for the three months ended September 30, 2016, due to the net loss for the quarter.

There were 14,985 of anti-dilutive stock options excluded from the diluted weighted average common share calculation for the three months ended September 30, 2016. At September 30, 2015, 19,324 of anti-dilutive stock options were excluded from the diluted weighted average common share calculations.

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

Awards for 78,036 and 53,640 restricted shares were granted under the Company’s 2014 Restricted Stock Plan during the nine months ended September 30, 2016 and 2015, respectively. The awards vest ratably over a five-year period. There were 1,429 shares and 3,434 restricted shares forfeited in the three months and nine months ended September 30, 2016, respectively. There were 9,290 restricted shares forfeited in the three months and nine months ended September 30, 2015. There were 146,411 and 81,732 unvested restricted shares at September 30, 2016 and December 31, 2015, respectively. Compensation expense associated with amortization of restricted stock was $22,000 and $25,000 for the three months ended September 30, 2016 and 2015, respectively. Compensation expense associated with the amortization of restricted stock was $83,000 and $59,000 in the nine months ended September 30, 2016 and 2015, respectively.

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

Note 10 – Subsequent Event

On October 3, 2016, First Commonwealth Financial Corporation (“First Commonwealth”) and the Company announced that they had entered into a definitive merger agreement which provides for the merger of the Company with and into First Commonwealth following the satisfaction of certain closing conditions, including approval by the Company’s shareholders and approval by appropriate bank regulatory authorities (the “Merger”). Under the terms of the definitive merger agreement, which has been unanimously approved by the board of directors of both companies, the Company’s shareholders will be entitled to receive either 1.427 shares of First Commonwealth common stock or $14.50 in cash for each common share of the Company, subject to proration provisions set forth in the definitive merger agreement. Aggregate cash consideration to Company shareholders is fixed at $21,283,773, which is approximately 20% of the Merger consideration, and the remaining Merger consideration will be in the form of stock consideration. The Merger is expected to be completed in the second quarter of 2017.

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

Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) changes in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in central Ohio), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality of assets; (v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii) changes in the securities markets; (ix) other risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission; (x) ability to obtain regulatory approvals for the Merger in a timely manner and without significant expense or other burdens; (xi) ability to meet other closing conditions to the Merger, including approval by our shareholders; (xii) delay in closing the Merger; (xiii) difficulties and delays in integrating the businesses of our Company and First Commonwealth or fully realizing cost savings and other benefits; and (xiv) business disruption following the Merger.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

27.

Overview of the third quarter of 2016

•	Total assets were $565.4 million at September 30, 2016, compared with $541.3 million at December 31, 2015.

•	Total loans were $391.5 million at September 30, 2016, compared with $378.5 million at December 31, 2015.

•	Total deposits were $489.5 million at September 30, 2016, compared with $474.5 million at December 31, 2015.

•	Net loss was $426,000 for the three months ended September 30, 2016, compared with net income of $11.1 million for the year-ago quarter and $331,000 for the second quarter of 2016. For the nine months ended September 30, 2016, net income was $21,000, compared with $11.5 million for the first nine months of 2015.

•	Net income (loss) per diluted share was $(0.06) for the three months ended September 30, 2016, compared with $1.52 per diluted share for the year-ago quarter and $0.04 per diluted share for the second quarter of 2016. Net income per diluted share was $0.00 for the nine months ended September 30, 2016 compared with $1.58 per diluted share for the same period in 2015.

•	Third quarter results for 2016 included after-tax costs associated with the recently announced acquisition of the Company by First Commonwealth Financial Corporation ("First Commonwealth") of $651,000 or $0.09 per diluted share. In the third quarter of 2015, the Company reversed a valuation allowance that had previously been recorded against its net deferred tax assets, resulting in a one-time tax benefit in the third quarter of 2015 of $10.7 million or $1.46 per diluted share.

•	A pre-tax loss of $616,000 or $0.08 per diluted share was recorded for the third quarter of 2016, compared with pre-tax income of $400,000 or $0.06 per diluted share in the year-ago quarter. A pre-tax loss of $212,000 or $0.03 per diluted share was recorded for the nine months ended September 30, 2016, compared with pre-tax income of $783,000 or $0.11 per diluted share for the nine months ended September 30, 2015.

•	Net interest income was $4.2 million for each of the three months ended September 30, 2016, September 30, 2015 and June 30, 2016. Net interest income was $12.6 million for the nine months ended September 30, 2016 and $12.5 million for the year ago period.

•	The net interest margin was 3.31% for the three months ended September 30, 2016, compared with 3.35% in the year-ago quarter and 3.41% in the second quarter of 2016. The net interest margin was 3.33% in the first nine months of 2016, compared with 3.41% in the year-ago period.

•	There was no provision for loan losses recorded in the three months ended September 30, 2016, compared to a negative provision for loan losses in the year ago quarter. There was no provision for loan losses recorded in the nine months ended September 30, 2016 and 2015..

•	Non-interest income was 28.8% of total revenue in the quarter ended September 30, 2016, compared to 22.0% in the year-ago quarter and 29.8% in the second quarter of 2016.

•	Our efficiency ratio was 110.3% for the three months ended September 30, 2016, compared to 95.0% in the year-ago quarter and 93.7% in the second quarter of 2016.

•	Income tax benefit was $190,000 in the third quarter of 2016. An income tax benefit of $233,000 was recorded for the nine months ended September 30, 2016. There was a $10.7 million income tax benefit recorded in the third quarter and first nine months of 2015.

•	Total non-performing assets (including troubled debt restructurings ”TDR’s”) were $9.9 million or 1.37% of total assets at September 30, 2016, compared to $8.0 million or 1.43% of total assets at June 30, 2016 and $7.3 million or 1.35% of total assets at December 31, 2015.

•	Total non-performing assets (excluding TDR’s) were $3.4 million or 0.23% of total assets at September 30, 2016, compared to $1.5 million or 0.27% of total assets at June 30, 2016 and $1.3 million or 0.24% at December 31, 2015.

28.

Pending Merger

On October 3, 2016, we announced that we entered into a definitive merger agreement which provides for the merger of the Company with and into First Commonwealth following the satisfaction of certain closing conditions, including approval by the Company’s shareholders and approval by appropriate bank regulatory authorities (the “Merger”). Under the terms of the definitive merger agreement, which has been unanimously approved by the board of directors of both companies, the Company’s shareholders will be entitled to receive either 1.427 shares of First Commonwealth common stock or $14.50 in cash for each common share of the Company, subject to proration provisions set forth in the definitive merger agreement. Aggregate cash consideration to Company shareholders is fixed at $21,283,773, which is approximately 20% of the Merger consideration, and the remaining Merger consideration will be in the form of stock consideration. The Merger is expected to be completed in the second quarter of 2017.

Comparison of Results of Operations

General

A net loss of $426,000 or $0.06 per diluted share was recorded for the three months ended September 30, 2016, compared to net income of $11.1 million or $1.52 per diluted share for the same period in 2015 and to net income of $331,000 or $0.04 per diluted share for the second quarter of 2016.

Net income was $21,000 or $0.00 per diluted share for the nine months ended September 30, 2016, compared to net income of $11.5 million or $1.58 per diluted share for the same period in 2015.

Third quarter results for 2016 included after-tax costs associated with the recently announced acquisition of the Company by First Commonwealth of $651,000 or $0.09 per share. In the third quarter of 2015, we reversed a valuation allowance that had previously been recorded against our net deferred tax assets, resulting in a one-time tax benefit in the third quarter of 2015 of $10.7 million or $1.46 per diluted share. A pre-tax loss of $616,000 or $0.08 per diluted share was recorded for the third quarter of 2016, compared with pre-tax income of $400,000 or $0.06 per diluted share in the year-ago quarter.

Net income was $21,000 or $0.00 per diluted share for the nine months ended September 30, 2016, compared to net income of $11.5 million or $1.58 per diluted share for the same period in 2015. A pre-tax loss of $212,000 or $0.03 per diluted share was recorded for the nine months ended September 30, 2016, compared with pre-tax income of $783,000 or $0.11 per diluted share for the nine months ended September 30, 2015.

Net Interest Income

Net interest income totaled $4.3 million in the quarter ended September 30, 2016, compared to $4.2 million in third quarter of 2015 and $4.2 million in the second quarter of 2016. The net interest margin was 3.31% in the third quarter of 2016, compared to 3.35% in the year-ago quarter and 3.41% in the second quarter of 2016. The decline in the net interest margin compared to the second quarter of 2016 was attributable to growth in interest-earning assets being concentrated in lower yielding securities and cash.

Average interest-earning assets were $509.6 million in the third quarter of 2016, compared to $496.5 million in the year-ago quarter and $499.1 million in the second quarter of 2016. Average loans outstanding in the third quarter of 2016 were $394.4 million or 69.2% of total average interest-earning assets, compared with $383.3 million or 71.5% in the year-ago quarter and $395.7 million or 79.3% of total average interest-earning assets in the second quarter of 2016.

Average interest-bearing deposit balances were $356.8 million in the third quarter of 2016, compared to $350.4 million in the year-ago quarter and $342.6 million in the second quarter of 2016. The average balances of interest-bearing demand, savings and money market accounts (transaction accounts) increased $24.2 million to $301.4 million in the third quarter of 2016 compared to the year-ago quarter, partially offsetting a decrease in the average balance of time deposits of $17.7 million compared to the year-ago quarter. Transaction accounts comprised 84.5% of total interest-bearing deposits in the third quarter of 2016, compared to 79.1% in the year-ago quarter and 84.7% of total interest-bearing deposits in the second quarter of 2016.

Net interest income totaled $12.6 million in the nine months ended September 30, 2016 and $12.5 million in the year-ago period. The net interest margin was 3.33% for the nine months ended September 30, 2016, compared with 3.41% in the year-ago period.

Average interest-earning assets were $501.5 million in the first nine months of 2016, which was an increase of $9.8 million or 2.0% from the year-ago period. Average loans outstanding in the first nine months of 2016 increased $9.8 million compared to the year-ago period, and totaled 77.9% of total interest-earning assets in the nine months ended September 30, 2016, compared with 77.4% in the year-ago period.

29.

The average balance in time deposits decreased $18.5 million in the first nine months of 2016 compared with the year-ago period, while the average balances in lower-costing transaction accounts increased $13.4 million. Transaction accounts comprised 83.8% of total interest-bearing deposits in the first nine months of 2016, compared to 78.9% in the first nine months of 2015. The changes in the composition of average deposit balances in the three and nine months ended September 30, 2016 was primarily the result of the movement of large municipal time deposit maturities into money market accounts and overnight sweep accounts.

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

	Three months ended September 30,
	2016			2015
	Outstanding balance	Interest Earned/paid	Yield/rate	Outstanding balance	Interest Earned/paid	Yield/rate
Assets
Interest earning assets:
Interest bearing deposits	21,473	28	0.51%	27,563	17	0.26%

Investment securities	93,711	494	2.11%	85,648	473	2.16%

Consumer loans and credit cards	37,494	494	5.23%	39,972	530	5.26%
Residential real estate loans and home equity	151,217	1,477	3.88%	135,455	1,285	3.76%
Commercial and industrial	104,682	1,070	4.00%	100,732	1,003	3.90%
Commercial real estate	100,999	1,116	4.33%	107,164	1,161	4.30%
Total loans	394,392	4,157	4.16%	383,323	3,979	4.10%
Total interest-earning assets	509,576	4,679	3.63%	496,534	4,469	3. 55%

Non-interest-earning assets:
Other assets	63,080			42,822
Allowance for loan losses	(4,601)			(4,254)
Net unrealized gains on securities AFS	1,586			864
Total assets	569,641			535,966

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand	88,129	60	0.27%	80,287	26	0.13%
Savings	50,777	15	0.11%	43,628	12	0.10%
Money market	162,468	147	0.36%	153,318	131	0.34%
Time accounts	55,406	81	0.57%	73,151	88	0.48%
Total interest-bearing deposits	356,780	303	0.34%	350,384	257	0.29%
Borrowed funds	9,690	41	1.66%	7,759	35	1.81%
Obligations under capital lease	8,069	81	3.97%	-	-	-
Total interest-bearing liabilities	374,539	425	0.45%	358,143	292	0.32%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	123,214			126,128
Other liabilities	12,731			4,927
Shareholders’ equity	59,157			46,768

Total liabilities and shareholders’ equity	569,641			535,966

Net interest income; interest rate spread		4,254	3.18%		4,177	3.23%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.31%			3.35%

Average interest-earning assets to average interest-bearing liabilities	136.05%			138.64%

30.

	Nine months ended September 30,
	2016			2015
	Outstanding balance	Interest Earned/paid	Yield/rate	Outstanding balance	Interest Earned/paid	Yield/rate
Assets
Interest earning assets:
Interest bearing deposits	20,658	80	0.51%	26,167	46	0.24%

Investment securities	90,273	1,508	2.23%	84,756	1,460	2.27%

Consumer loans and credit cards	39,059	1,513	5.16%	39,210	1,598	5.45%
Residential real estate loans and home equity	145,654	4,214	3.91%	133,544	3,792	3.80%
Commercial and industrial	102,624	3,037	3.89%	102,350	3,036	3.91%
Commercial real estate	103,276	3,390	4.31%	105,720	3,458	4.91%
Total loans	390,613	12,154	4.12%	380,824	11,884	4.30%
Total interest-earning assets	501,544	13,742	3.63%	491,747	13,390	3.74%

Non-interest-earning assets:
Other assets	56,757			43,175
Allowance for loan losses	(4,471)			(4, 209)
Net unrealized gains on securities AFS	1,327			1,094
Total assets	555,157			531,807

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand	84,861	157	0.25%	80,583	71	0.12%
Savings	49,396	41	0.11%	43,425	33	0.10%
Money market	158,822	418	0.35%	155,706	390	0.34%
Time accounts	56,513	229	0.54%	74,972	272	0.49%
Total interest-bearing deposits	349,592	845	0.32%	354,686	766	0.29%
Borrowed funds	10,717	126	1.56%	6,304	106	2.25%
Obligations under capital lease	8,121	215	3.49%	-	-	-
Total interest-bearing liabilities	368,430	1,186	0.43%	360,990	872	0.32%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	123,364			119,593
Other liabilities	4,775			4,491
Shareholders’ equity	58,588			46,733

Total liabilities and shareholders’ equity	555,157			531,807

Net interest income; interest rate spread		12,556	3.20%		12,518	3.42%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.33%			3.41%

Average interest-earning assets to average interest-bearing liabilities	136.11%			134.22%

31.

Asset Quality and Allowance for Loan Losses

Delinquent loans (including non-accrual loans) totaled $3.7 million or 0.94% of total loans at September 30, 2016, compared to $1.6 million or 0.41% of total loans at June 30, 2016 and $1.5 million or 0.41% of total loans at December 31, 2015. Non-accrual loans totaled $3.4 million or 0.86% of total loans at September 30, 2016, compared to $1.4 million or 0.36% of total loans at June 30, 2016 and $1.2 million or 0.32% of total loans at December 31, 2015. The increase in non-accrual loans resulted from a commercial real estate mortgage with a balance of $2.1 million that was moved to non-accrual status in the third quarter of 2016.

The following tables present past due loans aged as of the dates indicated (dollars in thousands).

Delinquent loans	September 30, 2016		June 30, 2016		December 31, 2015
	$	%(1)	$	%(1)	$	%(1)

30 days past due	$202	0.05%	$158	0.04%	$191	0.05%
60 days past due	123	0.03%	56	0.01%	111	0.03%
90 days past due and still accruing	-	0.00%	-	0.00%	2	0.01%
Non-accrual	3,367	0.86%	1,423	0.36%	1,222	0.32%
Total	$3,692	0.94%	$1,637	0.41%	$1,526	0.41%

(1) As a percentage of total loans, excluding deferred costs

Non-performing assets were $9.9 million or 1.43% of total assets at September 30, 2016, compared to $8.0 million or 1.43% of total assets at June 30, 2016 and $7.3 million or 1.35% of total assets at December 31, 2015. Troubled debt restructurings (“TDR’s”), which are performing in accordance with the restructured terms and accruing interest, but are included in non-performing assets, were $6.5 million at September 30, 2016, compared to $6.5 million at June 30, 2016 and $6.0 million at December 31, 2015.

The following table represents information concerning the aggregate amount of non-performing assets (in thousands):

Non-performing assets	September 30, 2016	June 30, 2016	December 31, 2015
Non-accruing loans:
Consumer loans and credit cards	$-	$-	$-
Residential real estate loans and home equity	816	742	668
Commercial and industrial	236	539	554
Commercial real estate	2,315	142	-
Total non-accruing loans	3,367	1,423	1,222
Accruing loans delinquent 90 days or more	-	-	2
Total non-performing loans (excluding TDR’s)	3,367	1,423	1,224

Other real estate and repossessed assets	68	68	68
Total non-performing assets (excluding TDR’s)	$3,435	$1,491	$1,292

Restructured loans not included above(1)	$6,431	$6,486	$6,040
Total non-performing loans (including TDR’s)	$9,798	$7,909	$7,264
Total non-performing assets (including TDR’s)	$9,866	$7,977	$7,332

(1) TDR’s that are in compliance with their modified terms and accruing interest.

Net recoveries of $2,000 were recorded in the third quarter of 2016, compared to net recoveries of $255,000 in the second quarter of 2016 and net recoveries of $192,000 in the year ago quarter. There was no provision for loan losses recorded in the three months and nine months ended September 30, 2016. We recorded a negative provision for loan losses of $150,000 in the third quarter of 2015, due primarily to the net recoveries recorded in that quarter and to the favorable impact on the allowance for loan losses of the reduction in non-performing loans during that quarter. The negative provision for loan losses recorded in the third quarter of 2015 had the effect of offsetting the provision for loan losses of $150,000 that was recorded in the first quarter of 2015, resulting in no provision for loan losses for the nine months ended September 30, 2015. The allowance for loan losses was $4.6 million at both September 30, 2016 and at June 30, 2016 and was $4.3 million at December 31, 2015. The ratio of the allowance for loan losses to total loans was 1.18% at September 30, 2016, compared to 1.17% at June 30, 2016 and 1.14% at December 31, 2015.

The ratio of the allowance for loan losses to non-performing loans (including TDR’s) was 46.9% at September 30, 2016, compared to 58.0% at June 30, 2016 and 59.7% at December 31, 2015. The ratio of the allowance for loan losses to non-accrual loans was 136% at September 30, 2016, compared to 323% at June 30, 2016 and 355% at December 31, 2015.

32.

We assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for loan losses and the required provision expense each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for loan losses, such as the allowance as a percentage of total loans, the allowance as a percentage of non-performing loans and the provision expense as a percentage of net charge-offs. This portion of the allowance has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors. At September 30, 2016, $346,000 or 7.5% of the allowance for loan losses was considered to be “unallocated,” compared to $263,000 or 5.7% of the allowance for loan losses at June 30, 2016 and $308,000 or 7.1% of the allowance for loan losses at December 31, 2015.

The following table summarizes changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off and additions to the allowance, which have been charged to expense (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Allowance for loan losses, beginning of period	$4,590	$4,164	$4,333	$4,236

Loans charged-off	(68)	(63)	(156)	(570)
Recoveries of loans previously charged-off	70	255	415	540
Net recoveries (charge-offs)	2	192	259	(30)
Provision for loan losses	-	(150)	-	-
Allowance for loan losses, end of period	$4,592	$4,206	$4,592	$4,206

Non-interest Income

The following table sets forth certain information on non-interest income for the periods indicated (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service charges	$560	$523	$37	7.07%	$1,596	$1,475	$121	8.20%
Wealth management fees	463	438	25	5.71%	1,355	1,217	138	11.34%
Treasury management fees	134	81	53	65.43%	348	203	145	71.34%
Income from Bank-owned life insurance	163	163	-	0.00%	569	571	(2)	(0.35)%
Net gain on sale of loans	351	-	351	100.00%	829	-	829	100.00%
Net losses on sale of REO	-	(19)	19	100.00%	-	(20)	20	100.00%
Other non-interest income	47	37	10	27.03%	144	115	29	25.22%
Total non-interest income	$1,718	$1,223	$495	40.47%	$4,841	$3,561	$1,280	35.94%

Non-interest income was $1.7 million in the third quarter of 2016, compared to $1.2 million in the year-ago quarter and $1.8 million in the second quarter of 2016. Gains on sales of loans totaled $351,000 in the third quarter of 2016, and $829,000 in the first nine months of 2016, reflecting the launch since the second quarter of secondary market sales of SBA and residential mortgage loans. The total principal amount of loan sales in the third quarter was $9.6 million, of which $2.1 million were the 75% guaranteed portion of SBA loans and $7.5 million were residential mortgages. Gains on sales of SBA loans and residential mortgages in the third quarter totaled $191,000 and $160,000, respectively, compared to $414,000 and $64,000 in the second quarter. The Company did not sell any loans in 2015 or in the second quarter of 2016. Service charges, wealth management fees and treasury management fees increased an aggregate $115,000 or 11.0% in the third quarter of 2016 compared with the year-ago quarter, primarily from the impact of changes to certain of the Bank’s fees and service charges and from business development activities.

Non-interest income was $4.8 million in the first nine months of 2016, compared to $3.6 million in the first nine months of 2015. Gains on sales of loans accounted for approximately 65% of the increase in non-interest income, with the balance of the increase being driven by changes to certain of the Bank’s fees and service charges and from business development activities.

Non-interest income accounted for 28.8% of total revenue in the third quarter of 2016, compared to 22.0% in the year-ago quarter and 29.8% in the second quarter of 2016. Non-interest income accounted for 27.8% of total revenue in the first nine months of 2016, compared with 22.1% in the year-ago period.

33.

Non-interest Expense

The following table sets forth certain information on non-interest expenses for the periods indicated (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and benefits	$3,186	$2,771	$415	14.98%	$9,356	$8,302	$1,054	12.70%
Occupancy and equipment	1,016	1,000	16	1.60%	2,963	2,965	(2)	(0.07)%
Professional services	218	405	(187)	(46.17)%	905	1,042	(137)	(13.15)%
Merger related expenses	987	-	987	-%	987	-	987	0.00%
Advertising	108	169	(61)	(36.09)%	506	418	88	21.05%
Office supplies, postage and courier	87	81	6	7.41%	250	232	18	7.76%
FDIC insurance premium	60	95	(35)	(36.84)%	238	302	(64)	(21.19)%
State franchise taxes	118	75	43	57.33%	352	225	127	56.44%
Other non-interest expense	808	554	254	45.85%	2,052	1,810	242	13.37%
Total non-interest expenses	$6,588	$5,150	$1,438	27.92%	$17,609	$15,296	$2,313	15.12%

Non-interest expenses were $6.6 million for the third quarter of 2016, compared with $5.2 million in the year-ago quarter and $5.7 million for the second quarter of 2016. Merger related expenses accounted for approximately 69% of the increase in non-interest expenses compared to the year-ago quarter. Salaries and benefits increased $415,000 in the third quarter of 2016 compared to the year-ago quarter due primarily to the previously-announced hiring of the small business lending team and residential mortgage originators in the fourth quarter of 2015.

Non-interest expenses were $17.6 million in the first nine months of 2016, compared to $15.3 million in the first nine months of 2015. Merger related expenses accounted for $987,000, or 43% of the increase in non-interest expenses compared to the year-ago period. Salaries and benefits increased $1.1 million due primarily to the hiring of the small business lending team and residential mortgage originators.

The Company’s efficiency ratio was 110.3% in the third quarter of 2016, compared with 95.0% in the year-ago quarter and 93.7% in the second quarter of 2016. The efficiency ratio was 101.2% for the first nine months of 2016, compared to 95.0% in the year-ago period.

Income Taxes

We had net deferred tax assets totaling $10.5 million at September 30, 2016, compared with $10.4 million at December 31, 2015, of which the majority are attributable to net operating loss carry-forwards and timing differences between provision for loan losses and the charge-off of loans.

Income tax benefit was $190,000 in the third quarter of 2016. An income tax benefit of $233,000 was recorded for the nine months ended September 30, 2016. The amount of income tax expense or benefit recognized in each of the three quarters of 2016 was impacted by the overall amount of pre-tax income and the amount of pre-tax income that is not subject to federal income taxes, which is comprised primarily of income from bank-owned life insurance that was partially offset by non-deductible merger related expenses.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total assets were $565.4 million at September 30, 2016, compared with $556.1 million at June 30, 2016 and $541.3 million at December 31, 2015. Much of the increase in assets in the first nine months of 2016 was in the Company’s loan portfolio (including held for sale), which increased $13.0 million or 3.4%, to $391.5 million at September 30, 2016.

Securities

Investment securities totaled $95.7 million at September 30, 2016, compared with $87.8 million at December 31, 2015. Our portfolio was comprised primarily of investment grade securities. The breakdown of the securities portfolio at September 30, 2016 was 26.7% collateralized mortgage obligations, 20.5% government-sponsored entity guaranteed mortgage-backed securities, 26.1% municipal securities, 22.8% obligations of U.S. government agencies and 3.9% corporate bonds.

34.

Loans

The following table sets forth the composition of our loan portfolio, excluding deferred loan costs and including loans held for sale at the dates indicated (dollars in thousands):

	September 30, 2016		June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent
Loan portfolio composition
Consumer and credit card	$36,158	9.2%	$37,615	9.5%	$40,587	10.7%
Real estate and home equity	151,117	38.7%	149,383	37.7%	137,645	36.4%
Commercial and industrial	104,108	26.6%	105,530	26.7%	99,213	26.2%
Commercial real estate	99,505	25.5%	103,408	26.1%	100,743	26.7%
Total loans	$390,888	100.0%	$395,936	100.0%	$378,188	100.0%

Net deferred loan costs	617		617		325
Loans	391,505		396,553		378,513
Allowance for loan losses	(4,592)		(4,590)		(4,333)
Net loans	$386,913		$391,963		$374,180

Total loans were $391.5 million at September 30, 2016, compared with $378.5 million at December 31, 2015. At September 30, 2016, total loans included $755,000 in residential mortgages held for sale.

Deposits

The following table sets forth the composition of our deposit accounts, at the dates indicated (dollars in thousands):

	September 30, 2016		June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand	$123,353	25.2%	$119,808	25.6%	$124,023	26.1%
Interest bearing demand	86,239	17.6%	87,873	18.8%	77,616	16.4%
Total demand	209,594	42.8%	207,681	44.4%	201,639	42.5%

Savings	52,026	10.6%	49,722	10.6%	47,333	10.0%
Money market	171,817	35.1%	157,136	33.6%	154,119	32.5%
Time deposits	56,113	11.5%	53,053	11.4%	71,446	15.0%
Total deposits	$489,548	100.0%	$467,592	100.0%	$474,537	100.0%

Deposits totaled $489.6 million at September 30, 2016, compared with $467.6 million at June 30, 2016 and $474.5 million at December 31, 2015. Most of the increase during the quarter was the result of an increase in municipal deposit balances of $19.5 million during the quarter.

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

Cash and cash equivalents totaled $31.3 million at September 30, 2016, compared to $31.9 million at December 31, 2015. Cash and cash equivalents represented 5.5% of total assets at September 30, 2016 and 5.9% of total assets at December 31, 2015. The Company has the ability to borrow funds from the FHLB and the Federal Reserve Bank should the Company need to supplement its future liquidity. Management believes the Company’s liquidity position is adequate based on its current level of cash, cash equivalents, core deposits, the stability of its other funding sources, and the support provided by its capital base.

35.

Capital Resources

Shareholders’ equity was $59.4 million at September 30, 2016, compared with $58.8 million at December 31, 2015. The increase in shareholders’ equity in the first nine months of 2016 was attributable primarily to net income of $21,000 and to an increase in accumulated other comprehensive income of $558,000 due to higher unrealized gains on securities available-for-sale. Treasury stock increased $104,000 during the second quarter of 2016 as the result of repurchases of 14,750 of the Company’s common shares under the stock repurchase program announced in May 2016. The Company’s tangible common equity to tangible assets ratio was 10.5% at September 30, 2016, compared with 10.9% at December 31, 2015.

Regulatory Capital Requirements

The Bank’s common equity tier 1 capital ratio was 12.26% and its total risk-based capital ratio was 13.44% at September 30, 2016, both of which were well above the regulatory thresholds required to be classified as a “well-capitalized” institution, which are 6.5% and 10.0%, respectively.

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

The following table compares our actual capital amounts for the Bank and ratios with those needed to qualify for the “well-capitalized” category, which is the highest capital category as defined in the regulations, dollars in thousands:

	Actual		For Capital Adequacy Purposes		To be well-capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Total risk-based capital	$52,393	13.44%	$31,186	8.0%	$38,983	10.0%
Tier 1 capital	$47,801	12.26%	$23,394	6.0%	$31,192	8.0%
Common equity tier 1 capital	$47,801	12.26%	$17,545	4.5%	$25,343	6.5%
Leverage	$47,801	8.84%	$21,629	4.0%	$27,037	5.0%

As of December 31, 2015
Total risk-based capital	$52,500	14.29%	$29,391	8.0%	$36,739	10.0%
Tier-1 capital	$48,167	13.11%	$22,044	6.0%	$29,393	8.0%
Common equity tier 1 capital	$48,167	13.11%	$16,533	4.5%	$23,881	6.5%
Leverage	$48,167	9.11%	$21,149	4.0%	$26,436	5.0%

36.

Share Repurchase Program

On April 28, 2016, the Board of Directors of Directors of the Company approved a share repurchase program of up to three percent of the Company’s outstanding common shares, or approximately 220,000 shares, up to $1.7 million.  The share repurchase program is authorized for up to one year. As of September 30, 2016, the Company has repurchased 14,750 shares under this program for a total amount of $104,000. The share repurchase program was suspended in June 2016.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not required.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016.

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

37.

Part II	Other Information

Item 1.	Legal Proceedings.

There are no matters required to be reported under this item.

Item 1A.	Risk Factors.
Our operations involve various risks that could have adverse consequences, including those described below and in Part I, Item 1A, “Risk Factors” in our 2015 Annual Report on Form 10-K.

Risks Related to the Merger with First Commonwealth Financial Corporation

The Merger cannot be completed unless a number of conditions in the merger agreement are satisfied or waived.

The merger agreement contains a number of conditions that must be satisfied or waived in order to complete the Merger. Those conditions include: approval of the Merger by our shareholders, receipt of all required regulatory approvals, absence of any law, statute or regulation, or any order, injunction or other legal restraint or prohibition preventing the completion of the Merger, effectiveness of the registration statement filed in connection with the Merger, the accuracy of the representations and warranties of both parties to the merger agreement, the performance by both parties to the merger agreement of their respective covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels. There can be no assurance that the conditions to closing of the Merger will be fulfilled or that the Merger will be completed.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the Merger may be completed, various approvals must be obtained from bank regulatory agencies and other governmental authorities. These governmental entities may not grant approval of the Merger, or may impose conditions on the granting of their approvals. The conditions or changes they impose, as well as the process of obtaining regulatory approvals, could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on First Commonwealth following the Merger. First Commonwealth may elect not to consummate the Merger if, in connection with any regulatory approval needed for the Merger, any governmental or regulatory entity imposes a restriction, requirement or condition on First Commonwealth that, individually or in the aggregate, would be reasonably likely to have a material and adverse effect on First Commonwealth and its subsidiaries, taken as a whole, after giving effect to the Merger. As a result, there can be no assurance that the desired regulatory approvals for the Merger will be obtained or that the Merger will be completed.

Termination of the merger agreement could negatively affect our businesses and the market price of our common shares.

If the merger agreement is terminated, there may be various consequences, including:

•	our businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger; and

•	the market price of our common shares may decline to the extent that the current market price reflects a market assumption that the Merger will be completed.

If the merger agreement is terminated and our board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration First Commonwealth has agreed to pay in the Merger.

If the merger agreement is terminated under certain circumstances, we may be required to pay First Commonwealth a termination fee of $5.3 million.

If the Merger is not completed, we will have incurred substantial expenses without our shareholders realizing the expected benefits of the Merger.

We have already incurred, and will continue to incur, substantial expenses in connection with the Merger and the transactions contemplated thereby, which are charged to earnings as incurred. If the Merger is not completed, these expenses will have a material adverse impact on our operating results even though we will not have realized the expected benefits of the Merger. There can be no assurance that the Merger will be completed.

38.

The merger agreement limits our ability to pursue alternatives to the Merger with First Commonwealth

The merger agreement contains provisions that restrict our ability to discuss, facilitate or enter into agreements with third parties to acquire us. We are not required to comply with this restriction if compliance would reasonably be expected to cause our board of directors to breach its fiduciary duties. Even if we were to avail ourselves of that limited exception, we could be obligated to pay First Commonwealth a termination fee of $5.3 million if either we or First Commonwealth terminates the merger agreement under specified circumstances. In any event, the presence of those restrictions in the merger agreement could discourage a potential competing acquiror that may have an interest in acquiring us from proposing or considering an acquisition even if that potential acquiror were prepared to pay a higher price to our shareholders than the Merger consideration offered by First Commonwealth.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainties about the effect of the Merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others who deal with us to consider changing existing business relationships with us. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business prior to the Merger.

The pursuit of the Merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from the ongoing business and any difficulties encountered in the transition and integration process could affect our financial results.

In addition, the merger agreement restricts us from taking specified actions relative to our business without the prior consent of First Commonwealth. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Some of our directors and executive officers have interests in the Merger that may differ from the interests of our shareholders including, if the Merger is completed, the receipt of financial and other benefits.

Our directors and executive officers may have economic interests in the Merger that are different from, or in addition to, the interests of our shareholders generally. For example, once the Merger is completed, it is expected that each of our executive officers will be entitled to change-in-control payments and accelerated vesting of equity-based compensation under our compensation programs. In addition, the executive officers may receive “stay bonuses” if they remain employed by us through the closing date of the Merger.

Our directors will receive, once the Merger is completed, accelerated vesting of equity-based compensation. Additionally, following completion of the Merger, the First Commonwealth and First Commonwealth Bank boards of directors will each be enlarged by one seat, and one of our directors, as mutually agreed upon by First Commonwealth and us, will be appointed to serve on the First Commonwealth and First Commonwealth Bank boards of directors. The merger agreement also provides for the continued indemnification of our current and former directors and executive officers following the Merger and for the continuation of directors’ and officers’ insurance for these individuals for six years after the Merger.

Our shareholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

Following the Merger, our shareholders are expected to hold approximately 9% of the outstanding shares of First Commonwealth common stock. As a result, our shareholders will have only limited ability to influence First Commonwealth’s business. Our shareholders will not have separate approval rights with respect to any actions or decisions of First Commonwealth or have separate representation on First Commonwealth’s or First Commonwealth Bank’s board of directors.

The shares of First Commonwealth common stock to be received by our shareholders as consideration in the Merger will have different rights from our common shares.

The rights associated with our common shares are different from the rights associated with First Commonwealth common stock in certain significant respects. Upon completion of the Merger, our shareholders who receive shares of First Commonwealth common stock as consideration in the Merger will become First Commonwealth shareholders and their rights as shareholders will be governed by the articles of incorporation and by-laws of First Commonwealth and provisions of Pennsylvania law applicable to companies formed in Pennsylvania, like First Commonwealth.

39.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
a) Not applicable

b) Not applicable

c) On May 2, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 3% of the Company’s outstanding common stock, or approximately 220,683 shares, over a 12-month period. The share repurchase program was suspended in June 2016. The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
7/1/2016 – 7/31/2016	-	$-	-	205,933
8/1/2016 – 8/31/2016	-	$-	-	205,933
9/1/2016 – 9/30/2016	-	$-	-	205,933
Total	-	$-	-

Item 3.	Defaults upon Senior Securities.
There are no matters required to be reported under this item.

Item 4.	Mine Safety Disclosures.
There are no matters required to be reported under this item.

Item 5.	Other Information.

There are no matters required to be reported under this item.

40.

Item 6.	Exhibits.

Exhibits – The following exhibits are filed as a part of this report:

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger by and between First Commonwealth Financial Corporation and DCB Financial Corp, dated October 2, 2016 (incorporated herein by reference to Exhibit 2.1 to DCB Financial Corp’s Current Report on Form 8-K filed with the SEC on October 3, 2016)

3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp as amended, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on November 7, 2014 (File No. 000-22387).

3.2	Second Amended and Restated Code of Regulations of DCB Financial Corp, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on November 7, 2014 (File No. 000-22387).

31.1*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. 1350, as enacted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from DCB Financial Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015; (ii) the Consolidated Statements of Income (Loss) (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the nine month periods ended September 30, 2016 and 2015; (v) the Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements.

* Filed herewith. ** Furnished herewith.

41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCB FINANCIAL CORP
(Registrant)

Dated: November 14 , 2016	/s/ Ronald J. Seiffert
Ronald J. Seiffert
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2016	/s/ J. Daniel Mohr
J. Daniel Mohr
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

42.