Form 10-K
period 2016-12-31
DCB FINANCIAL CORP
filed 2017-03-29
CIK 1025877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule

12b-2). Yes ☐         No ☒

At June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on a common share price of $7.05 per share (such price being the closing share price on such date) was $38,987,889.

At March 21, 2017, the registrant had 7,348,892 common shares outstanding.

PART I

Cautionary Note Regarding Forward-Looking Statements

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “intend,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, statements regarding our proposed merger (the “Merger”) with First Commonwealth Financial Corporation (“First Commonwealth”); statements about the benefits of the Merger; including financial and operating costs, costs savings, enhanced revenues, and accretion to reported earnings that may be realized from the Merger; statements of our goals, intentions and expectations, statements regarding our business plans and prospects and growth and operating strategies, estimates of our risks, and future costs and benefits that are subject to various factors that could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	failure of the parties to satisfy or waive the closing conditions of the Merger in a timely manner or at all;
•	expected revenue synergies and other savings from the Merger may not be fully realized or realized within the expected timeframes;
•	revenue following the Merger may be lower than expected;
•	deposit attrition, operating costs, customer losses, and business disruption following the Merger including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected;
•	an increase in competitive pressure in the banking industry;
•	changes in interest rates;
•	changes in regulatory environment;
•	general economic conditions, both nationally and regionally, resulting, among other things, in a deterioration in credit quality;
•	changes in business conditions and inflation;
•	changes in monetary policies;
•	changes in the securities markets;
•	changes in technology used in the banking business;
•	changes in laws and regulations to which we are subject;
•	our ability to maintain and increase market share and control expenses; and
•	other factors detailed from time to time in our SEC filings.

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

Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to “Delaware,” “DCB,” “we,” “us,” “our company,” “corporation” and “our” refer to DCB Financial Corp and its direct and indirect subsidiaries The Delaware County Bank and Trust Company, our wholly owned bank subsidiary (the “Bank”), DCB Title Services, LLC, DCB Insurance Services, LLC, Data Tasx LLC, ORECO, Inc., and 110 Riverbend, LLC.

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

We also have two active wholly-owned, non-bank subsidiaries, DCB Title Services, LLC, an Ohio limited liability company (“DCB Title”) and DCB Insurance Services, LLC, an Ohio limited liability company (“DCB Insurance”). DCB Title provides standard real estate title services, while DCB Insurance provides a variety of insurance products. The activities of each of these subsidiaries are not material to our operations. The Bank has two wholly-owned subsidiaries, ORECO, Inc., an Ohio corporation, which is used to hold the Bank’s foreclosed real estate, and 110 Riverbend, LLC, which was used to hold real estate owned by the Bank prior to the sale of such real estate in January 2017.

At December 31, 2016, we had 168 full-time equivalent employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

The Bank is a member of the Federal Home Loan Bank System, and its deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits.

Pending Merger

On October 3, 2016, we announced that we entered into a definitive merger agreement on October 2, 2016 (the “Merger Agreement”) which provides for the merger of the Company with and into First Commonwealth following the satisfaction of certain closing conditions, including approval by the Company’s shareholders and approval by appropriate bank regulatory authorities. Under the terms of the Merger Agreement, which has been unanimously approved by the board of directors of both companies, the Company’s shareholders will be entitled to receive either 1.427 shares of First Commonwealth common stock or $14.50 in cash for each common share of the Company, subject to proration provisions set forth in the definitive Merger Agreement. Aggregate cash consideration to Company shareholders is fixed at $21,283,773, which was approximately 20% of the Merger consideration at the time the Merger was announced, and the remaining Merger consideration will be in the form of stock consideration. Merger-related expenses in non-interest expense totaled $2.6 million in 2016 and included approximately $1.4 million for merger-related compensation accruals, $756,000 for professional fees and $392,000 for system conversion accruals. Our shareholders voted to approve and adopt the Merger Agreement on March 16, 2017. The Merger is expected to be completed on April 3, 2017.

Services

We offer full-service banking with a broad range of financial products to meet the needs of our commercial, retail, government, and investment management customers located primarily in Delaware, Franklin, and Union Counties in Ohio. Depository account services include interest and non-interest-bearing checking accounts, money market accounts, savings accounts, time deposit accounts, and individual retirement accounts. Our lending activities include the making of residential and commercial mortgage loans, business lines of credit, working capital facilities and business term loans, as well as installment loans, home equity loans, and personal lines of credit to individuals. Investment management and trust services include personal trust, employee benefit trust, investment management, custodial, and financial planning. Through Raymond James Financial Services, Inc., member FINRA/SIPC, we provide financial counseling and brokerage services. We also offer safety deposit boxes, wire transfers, collection services, drive-up banking facilities, 24-hour night depositories, automated teller machines, 24-hour telephone banking, and internet banking. The Bank’s core business is not significantly affected by a single industry, however, a number of the Bank’s depositors are public fund units which operate within its geographic footprint. Though this group’s deposit base is significant, overall balances do not fluctuate materially. No material industry or group concentrations exist in the loan portfolio.

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

The federal banking agencies may (and sometimes must) take certain supervisory actions depending upon a bank’s capital level. If a bank becomes “critically undercapitalized,” the banking agencies must appoint a receiver or conservator for the bank within 90 days, unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Throughout 2016, both our regulatory capital ratios and those of the Bank were over the levels established for well-capitalized institutions. In 2016, an institution was deemed to be well-capitalized if it satisfied all of the following requirements:

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

Beginning on January 1, 2015, the capital requirements for our Company and the Bank increased as a result of the phase-in of certain changes to capital requirements for U.S. banking organizations. On July 2, 2013, the FRB voted to adopt final capital rules implementing Basel III requirements for U.S. banking organizations. The final rules establish an integrated regulatory capital framework to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rule, minimum requirements increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity tier 1 capital (Tier I Common) to risk-weighted assets and a Tier 1 Common capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios became effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019. The following table shows the remaining phase-in of the Basel III regulatory capital levels from January 1, 2017 until January 1, 2019:

	January 1
	2017	2018	2019
Capital conservation buffer	1.25%	1.875%	2.50%
Minimum common equity tier 1 capital ratio + capital conservation buffer	5.75%	6.375%	7.00%
Minimum tier 1 capital ratio + capital conservation buffer	7.25%	7.875%	8.50%
Minimum total risk-based capital ratio + capital conservation buffer	9.25%	9.875%	10.50%

Implementing Basel III is not expected to have a material impact on our Company’s or the Bank’s capital ratios and the management of the Company and the Bank expect they will continue to be well-capitalized.

Community Reinvestment Act (“CRA”). The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution must help meet the credit needs of its market areas by providing credit or other financial assistance to low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. As of December 31, 2016, the FDIC’s most recent performance evaluation of the Bank resulted in an overall rating of “satisfactory.”

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

Bank Secrecy Act. Our Company and the Bank are also subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. The Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious. The Bank has in place a comprehensive program to ensure compliance with these requirements. In 2016, the Bank engaged in a limited number of transactions of any kind with foreign financial institutions or foreign persons.

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

Risks Related to our Company

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

Our earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot predict with certainty, or control, changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense.  High interest rates could also affect the amount of loans that we can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost.  We may also experience customer attrition due to competitor pricing. With short-term interest rates at historic lows and the current Federal Funds target rate at 50-75 bps, our interest-bearing deposit accounts, particularly core deposits, have repriced to historic lows as well.  With the possibility that the FRB will continue to raise the Fed Funds target rate beyond the 25 basis points increase it implemented in December 2016, our challenge will be managing the impact of an increasing interest rate environment.  If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If we are not able to reduce our funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then our net interest margin will decline.

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

As of December 31, 2016, approximately 50.8% of our loan portfolio consisted of commercial and industrial, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because our loan portfolio contains a significant number of these loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to commercial and industrial, agricultural, construction and commercial real estate loans.

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

Our Company is a separate and distinct legal entity from our subsidiaries. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common shares and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. The Bank did not pay any dividends to us in 2016, and we cannot predict when, or if, any such dividends will be paid in the future. The inability of the Bank to pay dividends to us may impair our ability to pay obligations or pay dividends on our common shares. The continued inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2016, approximately 17.4% of the Bank's deposits were received from public institutions. The possibility of withdrawal of such deposits, which do not tend to be long-term deposits, poses liquidity and earnings risk to us.

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

A significant portion of our loan portfolio at December 31, 2016 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could have a material adverse effect on our business, financial condition and results of operations.

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

We own common stock of FHLB of Cincinnati in order to qualify for membership in the FHLB system, which enables the Bank to borrow funds under the FHLB of Cincinnati’s advance program.  The carrying value and fair market value of our FHLB of Cincinnati common stock was $3.2 million as of December 31, 2016.

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

The Merger Agreement limits our ability to pursue alternatives to the Merger with First Commonwealth

The Merger Agreement contains provisions that restrict our ability to discuss, facilitate or enter into agreements with third parties to acquire us. We are not required to comply with this restriction if compliance would reasonably be expected to cause our board of directors to breach its fiduciary duties. Even if we were to avail ourselves of that limited exception, we could be obligated to pay First Commonwealth a termination fee of $5.3 million if either we or First Commonwealth terminates the Merger Agreement under specified circumstances. In any event, the presence of those restrictions in the Merger Agreement could discourage a potential competing acquirer that may have an interest in acquiring us from proposing or considering an acquisition even if that potential acquirer were prepared to pay a higher price to our shareholders than the merger consideration offered by First Commonwealth.

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

We conduct business in central Ohio through eight full-service and five limited-service branch offices and our corporate headquarters. We own four of our branches, and the other nine branch offices are subject to leases and/or long-term land leases.

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

	2016			2015
	High	Low	Dividends Declared	High	Low	Dividends Declared
1st Quarter	$7.95	$6.72	$-	$7.88	$7.00	$-
2nd Quarter	$7.18	$6.81	$-	$7.35	$6.85	$-
3rd Quarter	$7.65	$7.05	$-	$7.40	$6.70	$-
4th Quarter	$18.55	$13.32	$-	$7.95	$6.50	$-

As of March 21, 2017, our common shares were held of record by 7,348,892 shareholders.

Management does not have knowledge of the prices in all transactions and has not verified the accuracy of those prices that have been reported. Because of the lack of an established market for our stock, these prices may not reflect the prices at which the stock would trade in a more active market. The Company sold no securities during 2016, 2015, or 2014 that were not registered under the Securities Act of 1933.

Our income primarily consists of dividends, which may be declared by the Board of Directors of the Bank and paid on common shares of the Bank held by the Company. During 2009 we ceased the payment of regular cash dividends. No assurances can be given that any dividends will be declared or, if declared in the future, what the amount of any such dividends will be. The Bank did not pay dividends to the Company during 2016 or 2015, and we did not pay dividends to our shareholders. See note 13 to the Consolidated Financial Statements for a description of dividend restrictions.

Unregistered Sales of Equity Securities and Use of Proceeds.

a) Not applicable

b) Not applicable

c) On May 2, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 3% of the Company’s outstanding common stock, or approximately 220,683 shares, over a 12-month period. The share repurchase program was suspended in June 2016. The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
10/1/2016 – 10/31/2016	-	$-	-	205,933
11/1/2016 – 11/30/2016	-	$-	-	205,933
12/1/2016 – 12/31/2016	-	$-	-	205,933

Total	-	$-	-

Item 6.	Selected Financial Data

The following tables set forth certain information concerning the consolidated financial condition, results of operations and other data regarding the Company at the dates and for the periods indicated.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data
Total assets	$549,509	$541,264	$515,382	$502,419	$506,492
Cash and cash equivalents	25,094	31,892	21,274	25,357	63,307
Securities available for sale	90,730	87,797	75,909	79,948	87,197
Securities held to maturity	-	-	-	-	1,149
Net loans	383,764	374,180	381,208	349,324	310,623
Loans held for sale	209	-	-	7,806	-
Deposits	476,639	474,537	453,192	426,859	448,290
Deposits held for sale	-	-	-	22,571	-
Borrowings	2,957	4,520	11,808	4,838	7,498
Obligations under capital lease	7,936	-	-	-	-
Shareholders’ equity	$57,802	$58,847	$47,211	$45,264	$48,389

	Year ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Selected Operating Data
Interest income	$18,545	$17,890	$17,380	$17,079	$18,848
Interest expense	1,612	1,170	1,212	1,818	3,238
Net interest income	16,933	16,720	16,168	15,261	15,610
(Recovery of) provision for loan losses	(250)	-	150	2,417	495
Net interest income after (recovery of) provision for loan losses	17,183	16,720	16,018	12,844	15,115
Non-interest income	6,292	4,822	4,460	4,967	5,024
Non-interest expense	24,666	20,453	20,106	21,040	19,606
Income (loss) before income tax benefit	(1,191)	1,089	372	(3,229)	533
Income tax benefit	(576)	(10,655)	-	(298)	(69)
Net income (loss)	$(615)	$11,744	$372	$(2,931)	$602

Per Share Data:
Basic earnings (loss) per common share	$(0.09)	$1.61	$0.05	$(0.41)	$0.15
Diluted earnings (loss) per common share	$(0.09)	$1.61	$0.05	$(0.41)	$0.15
Dividends declared per common share	$-	$-	$-	$-	$-

	At or for the year ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios
Interest rate spread	3.19%	3.30%	3.40%	3.16%	3.20%
Net interest margin	3.35%	3.39%	3.49%	3.28%	3.35%
Return on average assets	(0.11)%	2.19%	0.07%	(0.58)%	0.12%
Return on average equity	(1.05)%	23.71%	0.82%	(6.01)%	1.73%
Average equity to average assets	10.45%	9.23%	9.06%	9.39%	6.83%
Allowance for loan losses as a percentage of non-accrual loans	134%	355%	306%	88%	129%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

2016 Highlights and Overview

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans, leases and securities and our cost of funds, which consists of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for loan losses, securities and loan sale activities, loan servicing activities, service charges and fees collected on our deposit accounts, income collected from trust and investment advisory services and the income earned on our investment in bank-owned life insurance. Our expenses primarily consist of salaries and employee benefits, occupancy and equipment expense, marketing expense, professional services, technology expense, other expense, income tax expense, and merger related expenses in 2016. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, inflation, government policies and the actions of regulatory authorities.

The following is a summary of key financial results for the year ended December 31, 2016:

•	Total assets were $549.5 million and $541.3 million and total deposits were $476.6 million and $474.5 million at December 31, 2016 and December 31, 2015, respectively.

•	Total loans were $388.3 million at the end of 2016, compared with $378.5 million at the end of 2015.

•	Net loss in 2016 was $615,000, compared to net income of $11.7 million in 2015.

•	Net loss per diluted common share was $0.09 in 2016, compared to net income per diluted common share of $1.61 in 2015.

•	Net income in 2015 was positively impacted as we reversed a valuation allowance that had previously been recorded against our net deferred tax assets, resulting in a one-time tax benefit in 2015 of $10.7 million or $1.46 per diluted share. Pre-tax income was $1.1 million or $0.15 per diluted common share for 2015.

•	Net interest income was $16.9 million in 2016, compared with $16.7 million in 2015.

•	The net interest margin was 3.35% in 2016, compared with 3.39% in 2015.

•	A negative provision for loan losses of $250,000 was recorded in 2016. There was no provision for loan losses recorded in 2015.

•	Total non-performing assets were $9.6 million or 1.7% of total assets at December 31, 2016, compared with $7.3 million or 1.4% of total assets at December 31, 2015. Troubled debt restructurings which are performing in accordance with the restructured terms and are on an accrual basis, but which are classified as non-performing assets were $6.3 million at December 31, 2016, compared with $6.0 million at December 31, 2015.

•	Non-interest income was 26.4% of total revenue (net-interest income plus non-interest income less gains and losses) in 2016, compared with 22.3% in 2015.

•	Merger related expenses in non-interest expense totaled $2.6 million in 2016 and included approximately $1.4 million of Merger related compensation accruals, $756,000 of professional fees and $392,000 of system conversion accruals.

•	Our efficiency ratio was 106.9% in 2016, compared with 94.9% in 2015.

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

	Year ended December 31,
	2016			2015
	Average Balance	Amount of Interest	Yield/ Rate	Average Balance	Amount of Interest	Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest-bearing deposits	$21,821	$109	0.50%	$27,715	$67	0.24%
Investment securities	91,644	1,976	2.12%	85,462	1,957	2.26%
Consumer loans and credit cards	38,141	1,983	5.18%	39,636	2,142	5.40%
Residential real estate loans and home equity	147,871	5,602	3.78%	134,768	5,060	3.75%
Commercial and industrial loans	103,157	4,073	3.89%	101,374	4,036	3.93%
Commercial real estate	101,766	4,802	4.64%	104,965	4,628	4.47%
Total loans	390,935	16,460	4.15%	380,743	15,866	4.17%

Total interest-earning assets	504,400	18,545	3.63%	493,920	17,890	3.62%

Non-interest-earning assets:
Other assets	58,224			45,612
Allowance for loan losses	(4,499)			(4,209)
Net unrealized gains on securities available-for-sale	1,266			1,059
Total	$559,391			$536,382

Liabilities and Shareholder’s Equity:
Interest-bearing liabilities:
Interest-bearing demand	$85,363	$77	0.09%	$80,699	$102	0.13%
Savings	50,204	57	0.11%	44,095	46	0.11%
Money market	162,203	724	0.45%	155,271	524	0.34%
Time deposits	54,375	302	0.55%	74,140	357	0.48%
Total interest-bearing deposits	352,145	1,160	0.33%	354,205	1,029	0.29%
Obligation under capital lease	8,189	295	3.59%	-	-	-%
Borrowings	8,981	157	1.74%	5,883	141	2.40%
Total interest-bearing liabilities	369,315	1,612	0.44%	360,088	1,170	0.32%

Non-interest-bearing liabilities:
Demand deposits	125,370			122,780
Other liabilities	6,229			3,987
Shareholders’ equity	58,477			49,527
Total	$559,391			$536,382

Net interest income; interest rate spread		$16,933	3.19%		$16,720	3.30%
Net interest margin			3.35%			3.39%

Average interest-earning assets to average interest-bearing liabilities	136.6%			137.2%

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

	2016 compared to 2015 Increase (decrease) due to			2015 compared to 2014 Increase (decrease) due to
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest-bearing deposits	$(17)	$59	$42	$28	$-	$28
Investment securities	139	(120)	19	66	(174)	(108)
Consumer loans and credit cards	(76)	(83)	(159)	254	(57)	197
Residential real estate loans and home equity	501	41	542	726	12	738
Commercial and industrial loans	75	(38)	37	(192)	(137)	(329)
Commercial real estate	(81)	255	174	(68)	52	(16)
Total interest-earning assets	541	114	655	814	(304)	510

Interest-bearing demand	6	(31)	(25)	3	8	11
Savings	6	5	11	2	(16)	(14)
Money market	25	175	200	56	(16)	40
Time deposits	(104)	49	(55)	(31)	(46)	(77)
Borrowings	62	(46)	16	5	(7)	(2)
Total interest-bearing liabilities	(5)	152	147	35	(77)	(42)

Obligation under capital lease imputed interest	295	-	295	-	-	-

Net interest income	$251	$(38)	$213	$779	$(227)	$552

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

General

A loss of $615,000 or $0.09 per diluted common share was recorded for the year ended December 31, 2016, compared to net income of $11.7 million or $1.61 per diluted common share in 2015. Merger related expenses totaled $2.6 million in 2016 and included approximately $1.4 million of Merger related compensation accruals, $756,000 of professional fees and $392,000 of system conversion accruals.

In 2015, we reversed a valuation allowance that had previously been recorded against our net deferred tax assets, resulting in a one-time tax benefit in 2015 of $10.7 million or $1.46 per diluted share.

The net loss before income tax benefit was $1.2 million in 2016, compared with net income before income tax benefit of $1.1 million in 2015.

The decrease in income before income tax benefit in 2016 compared to 2015 was attributable to an increase in non-interest expenses of $4.2 million, which offset increases in net interest income and non-interest income of $213,000 and $1.5 million, respectively, and a decrease in the provision for loan losses of $250,000.

The return on average assets and return on average shareholders’ equity were (0.11)% and (1.05)%, respectively, in 2016, compared with 2.19% and 23.7%, respectively, in 2015.

Net Interest Income

Net interest income totaled $16.9 million in 2016, which was an increase of $213,000 or 1.3% compared to $16.7 million in 2015. The net interest margin was 3.35% in 2016, compared to 3.39% in 2015. The earning assets yield increased 1 basis point in 2016 compared with 2015. The cost of interest-bearing liabilities increased 12 basis points in 2016 compared with 2015, due primarily to imputed interest on the obligation under capital lease increasing in 2016.

Average interest-earning assets were $504.4 million in 2016, which was an increase of $10.5 million or 2.1% from $493.9 million in 2015. Average loans outstanding increased $10.2 million in 2016 compared to 2015, while the average balance of interest earning cash balances decreased $5.9 million and average investments increased $6.2 million in 2016 when compared to 2015. Total average loans were 77.5% of average interest-earning assets in 2016, compared with 77.1% of average interest-earning assets in 2015.

The cost of our interest-bearing deposits was relatively stable in 2016, with a modest decrease of 4 basis points in 2016 compared to 2015. The average cost of our money market accounts was 0.45% in 2016, compared to 0.34% in 2015, and the average cost of our time deposits increased 7 basis points, to 0.55% in 2016. The increase in the average cost of our money market accounts was attributable primarily to the impact on these accounts of the 25 basis point increase in the federal funds target rate implemented by the Federal Reserve in December 2015. The increase in the average cost of time deposits resulted primarily from runoff of short-term lower rate accounts that matured in 2016, resulting in a larger proportion of the remaining time accounts in long-term, higher rate accounts. Average interest-bearing transaction accounts (non-maturity accounts) comprised 84.6% of total average interest-bearing deposits in 2016, compared to 79.1% in 2015.

Non-maturity transaction accounts (interest and non-interest-bearing) comprised the majority of our funding sources in 2016, as depositors continue to refrain from investing funds in time accounts because of the very low interest rate environment, and also because of the buildup of cash on corporate customers’ balance sheets. The aggregate average balance of transaction accounts was $423.1 million or 88.6% of total average deposits in 2016, compared with $402.8 million or 84.5% of total average deposits in 2015. Average time account balances in 2016 were $54.4 million or 11.4% of total average deposits, compared with $74.1 million or 15.5% in 2015. Our ability to gather and retain transaction deposits reflects a high positive awareness of our brand in the communities in which we operate. Environmental factors such as equity market volatility and risk aversion among retail investors have also played a role in the growth in our transaction accounts.

Non-Interest Income

Our non-interest income is comprised of service charges on deposits, fees from investment management trust and brokerage services, and other recurring operating income fees from normal banking operations, along with non-core components that primarily consist of net gains or losses from sales of investment securities.

The following table sets forth certain information on non-interest income for the years indicated:

	Year ended December 31,
	2016	2015	Change
	(Dollars in thousands)
Service charges	$2,141	$2,002	$139	6.9%
Wealth management fees	1,758	1,644	114	6.9%
Treasury management fees	490	273	217	79.5%
Income from bank owned life insurance	731	733	(2)	(0.3)%
Net gain (loss) on loans held-for-sale	873	3	870	N/M	(1)%
Net gain (loss) on sale of REO	-	16	(16)	(100.0)%
Gain on sale of premises and equipment	144	-	144	100.0%
Other non-interest income	155	151	4	2.7%
Total non-interest income	$6,292	$4,822	$1,470	30.5%

(1)	Not meaningful

Non-interest income increased $1.5 million or 30.5% in 2016 compared with 2015. Gains on sales of loans increased $870,000 in 2016, reflecting the launch in the second quarter of 2016 of secondary market sales of broker-sourced SBA loans and self-originated residential mortgage loans. The total principal amount of loan sales in 2016 was $21.6 million, of which $6.1 million were the 75% guaranteed portion of SBA loans and $15.5 million were residential mortgages. In the fourth quarter of 2016 we discontinued the origination and sale of broker-sourced SBA loans in connection with the pending Merger with First Commonwealth, but we continue to originate SBA loans in our Central Ohio market area. We did not sell any loans in 2015. Service charges, wealth management fees and treasury management fees increased an aggregate $470,000 or 12.0% in 2016 compared with 2015, primarily from the impact of changes to certain of the Bank’s fees and service charges and from business development activities.

Non-interest income accounted for 26.5% of total revenue in 2016, compared with 22.3% in 2015.

The following table sets forth certain information on non-interest expenses for the years indicated (dollars in thousands):

	Year ended December 31,
	2016	2015	Change
	(Dollars in thousands)
Salaries and employee benefits	$12,265	$11,263	$1,002	8.9%
Occupancy and equipment	4,006	3,912	94	2.4%
Professional services	1,214	1,383	(169)	(12.2)%
Merger related expenses	2,622	-	2,622	100.0%
Advertising	563	549	14	2.6%
Office supplies, postage and courier	308	305	3	1.0%
FDIC insurance premium	283	393	(110)	(28.0)%
State franchise taxes	471	295	176	59.7%
Other non-interest expenses	2,934	2,353	581	24.7%
Total non-interest expenses	$24,666	$20,453	$4,213	20.6%

Non-interest expenses increased $4.2 million or 20.6% in 2016. Non-interest expenses were $6.6 million for the third quarter of 2016, compared with $5.2 million in the year-ago quarter and $5.7 million for the second quarter of 2016.

Merger related expenses accounted for $2.6 million or 61.9% of the increase in non-interest expenses compared to the year-ago period, and included $1.4 million of Merger related compensation accruals, $756,000 of professional fees and $392,000 of system conversion accruals. Merger related compensation accruals consist primarily of bonuses totaling $644,000 to be paid in connection with the merger and stock option expense of $502,000 that is directly attributable to the impact on the value of outstanding stock options of the rise in the Company’s share price following the public announcement of the Merger. Salaries and benefits increased $1.0 million due primarily to the previously-announced hiring of the small business lending team and residential mortgage originators in the fourth quarter of 2015. Other non-interest expenses increased $581,000 or 24.7% due primarily to expenses associated with our expanded residential mortgage operations and to the write off of leasehold improvements associated with the discontinued use of leased property.

Our efficiency ratio was 106.9% in 2016, compared to 94.9% in 2015.

Income Taxes

We had net deferred tax assets totaling $11.4 million, and $10.4 million at December 31, 2016 and 2015 respectively, of which the majority are attributable to net operating loss carry-forwards and timing differences between provision for loan losses and the charge-off of loans. In the third quarter of 2015, we reversed the valuation allowance that had been previously been established against our net deferred tax assets, resulting in the recognition of a $10.7 million federal income tax benefit in our net income.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

General

Total assets were $549.5 million at December 31, 2016, compared with $541.3 million at December 31, 2015. Cash and cash equivalents decreased $6.8 million, which funded growth of $3.0 million in our securities portfolio and $9.8 million in our loan portfolio (including held for sale).

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

The following table sets forth the amortized cost and market value for our available-for-sale securities portfolio:

	At December 31,
	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government and agency obligations	$24,850	$24,532	$20,904	$20,842
Corporate bonds	2,797	2,807	3,714	3,727
States and municipal obligations	22,846	22,971	21,954	22,261
Collateralized mortgage obligations	25,753	25,531	22,862	22,801
Mortgage-backed securities	14,137	14,407	17,702	18,166
Other equity securities	500	482	-	-
Total	$90,883	$90,730	$87,136	$87,797

Securities available-for-sale totaled $90.7 million at December 31, 2016, compared with $87.8 million at December 31, 2015. Our portfolio is comprised primarily of investment grade securities, the majority of which are rated “AAA” by one or more of the nationally recognized rating agencies. The breakdown of the securities portfolio at December 31, 2016 was 15.9% government-sponsored entity guaranteed mortgage-backed securities, 28.2% collateralized mortgage obligations, 25.3% municipal securities, 27.0% obligations of U.S. government-sponsored corporations, 0.5% other equity securities and 3.1% corporate bonds. Mortgage-backed securities, which totaled $14.4 million at December 31, 2016, are comprised primarily of pass-through securities backed by conventional residential mortgages and guaranteed by Fannie-Mae, Freddie-Mac or Ginnie Mae, which in turn are backed by the U.S. government.

We had net unrealized losses of approximately $153,000 in our securities portfolio at December 31, 2016, compared with net unrealized gains of $661,000 at December 31, 2015. The decrease in the value of our securities portfolio was due primarily to the effect of slightly higher interest rates on U.S. bond market prices. U.S. Treasury bond yields were generally higher through much of 2016, with the yield on the benchmark 10 year U.S. Treasury Note ending 2016 at 2.49%, up from 2.27% at the end of 2015.

The following table sets forth as of December 31, 2016, the maturities and the weighted-average yields of our debt securities, which have been calculated on the basis of the amortized cost, weighted for scheduled maturity of each security, and adjusted to a fully tax-equivalent basis (dollars in thousands):

	At December 31, 2016
	Within one year or less	After one year but within five years	After five years but within ten years	After ten years	Total

U.S. Government and agency obligations	$-	$24,850	$-	$-	$24,850
Corporate bonds	500	2,004	293	-	2,797
States and municipal obligations	2,701	13,359	5,499	1,287	22,846
Collateralized mortgage obligations	1,755	23,998	-	-	25,753
Mortgage-backed securities	704	13,377	56	-	14,137
Other equity securities	-	-	-	500	500
Total	$5,660	$77,588	$5,848	$1,787	$90,883
Weighted average yield at year-end	2.54%	1.82%	3.05%	4.28%	1.99%

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

Loans (net of deferred costs and including held-for-sale) were $388.3 million at the end of 2016, compared with $378.5 million at the end of 2015. Much of the growth in our loan portfolio in 2016 was driven by the expansion of our residential mortgage capabilities through the addition of experienced mortgage lenders and enhanced product offerings early in 2016. Commercial real estate loans decreased $8.4 million in 2016 due primarily to paydowns on certain large commercial real estate construction loans and early payoffs on a small number of closed end commercial real estate loans.

In the fourth quarter of 2016 we discontinued the origination and sale of broker-sourced SBA loans in connection with the pending Merger with First Commonwealth, but we continue to originate SBA loans in our Central Ohio market area.

The following table sets forth the composition of our loan portfolio, excluding deferred loan costs and including loans held-for-sale at the dates indicated:

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consumer and credit card	$34,219	$40,587	$37,507	$35,265	$21,620
Residential and home equity	156,580	137,645	129,650	98,622	72,137
Commercial and industrial	104,336	99,213	106,222	122,901	112,300
Commercial real estate	92,376	100,743	111,851	106,901	111,417
Total loans	$387,511	$378,188	$385,230	$363,689	$317,474

The following table shows the amount of loans outstanding as of December 31, 2016, which, based on remaining scheduled payments of principal, are due in the periods indicated:

	Maturing within one year or less	Maturing after one but within five years	Maturing after five but within ten years	Maturing after ten years	Total
	(In thousands)
Consumer and credit card	$5,525	$3,012	$4,901	$20,781	$34,219
Residential and home equity	2,089	7,876	23,117	123,498	156,580
Commercial and industrial	8,679	32,189	39,545	23,923	104,336
Commercial real estate	5,154	37,670	38,294	11,258	92,376
Total	$21,447	$80,747	$105,857	$179,460	$387,511

The following table sets forth the sensitivity to changes in interest rates as of December 31, 2016:

	Fixed Rate	Variable Rate	Total
	(In thousands)
Due after one year, but within five years	$54,108	$26,639	$80,747
Due after five years	187,962	97,355	285,317

Asset Quality and the Allowance for Loan Losses

The following table represents a summary of delinquent loans grouped by the number of days delinquent at the dates indicated:

Delinquent loans	December 31, 2016		December 31, 2015
	(Dollars in thousands(1))
30 days past due	$154	0.04%	$191	0.05%
60 days past due	402	0.10%	111	0.03%
90 days past due and still accruing	-	-%	2	0.01%
Non-accrual	3,239	0.84%	1,222	0.32%
Total	$3,795	0.98%	$1,526	0.41%

(1) As a percentage of total loans, excluding deferred costs

The following table represents information concerning the aggregate amount of non-performing assets (includes certain loans held-for-sale at December 31, 2013):

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Non-accruing loans:
Consumer loans and credit cards	$-	$-	$120	$-	$-
Residential real estate loans and home equity	890	668	334	352	321
Commercial and industrial	234	554	632	4,702	2,815
Commercial real estate	2,115	-	298	2,624	2,195
Total non-accruing loans	3,239	1,222	1,384	7,678	5,331
Accruing loans delinquent 90 days or more	-	2	480	560	643
Total non-performing loans	3,239	1,224	1,864	8,238	5,974

Collateralized debt obligations	-	-	-	976	1,149
Other real estate and repossessed assets	68	68	1,111	1,219	3,671
Total non-performing assets	$3,307	$1,292	$2,975	$10,433	$10,794

Restructured loans not included above(1)	$6,278	$6,040	$9,633	$12,788	$20,080
Total non-performing loans (including TDR’s)	9,517	7,264	11,497	21,026	26,054
Total non-performing assets (including TDR’s)	9,585	7,332	12,608	23,221	30,874

(1) TDR’s that are in compliance with their modified terms and accruing interest.

Delinquent loans (including loans greater than 30 days past due) totaled $3.8 million or 0.98% of total loans at December 31, 2016, compared with $1.5 million or 0.41% at December 31, 2015. Non-performing assets, defined as non-accrual loans plus loans 90 days or more past due, other real estate owned and repossessed assets, impaired investment securities, and troubled debt restructurings not included in non-accrual loans were $9.6 million or 1.74% of total assets at December 31, 2016, compared with $7.3 million or 1.35% of total assets at December 31, 2015. The increase in non-performing assets in 2016 resulted from a commercial real estate mortgage with a balance of $2.1 million that was moved to non-accrual status in the third quarter of 2016.

Troubled debt restructurings (“TDR’s”) which are performing in accordance with the restructured terms and accruing interest, but are included in non-performing assets, were $6.3 million at December 31, 2016 compared with $6.0 million at December 31, 2015. Included in non-performing assets at the end of 2016 are non-performing loans totaling $3.3 million or 0.83% of total loans, compared with $1.3 million or 0.32% of total loans at December 31, 2015.

As a recurring part of our portfolio management program, we have classified certain loans as “substandard” in our loan rating system. Substandard loans (excluding loans held-for-sale) total approximately $4.1 million at December 31, 2016, compared with $7.1 million at December 31, 2015. Substandard loans are loans that are currently performing, but where the borrower’s operating performance or other relevant factors could result in potential credit problems. At December 31, 2016, substandard loans consisted of commercial loans and commercial real estate.

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

Our policy is to place a loan on non-accrual status and recognize income on a cash basis when a loan is more than 90 days past due, unless in the opinion of management, the loan is well secured and in the process of collection. Interest payments received on non-accrual loans may be applied to the principal balance of the loan in situations where management believes full collection of the principal amount owed is not probable. The impact of interest not recognized on non-accrual loans was $71,000 in 2016 and $35,000 in 2015.

The allowance for loan losses represents our management’s best estimate of probable incurred losses in our loan portfolio. Our management’s quarterly evaluation of the allowance for loan losses is a comprehensive analysis that builds a total allowance by evaluating the probable incurred losses within each loan portfolio segment. Our portfolio segments are as follows: commercial and industrial, commercial real estate, residential real estate and consumer loans. Our allowance for losses consists of specific valuation allowances based on probable credit losses on specific loans, historical valuation allowances based on loan loss experience for similar loans with similar characteristics and trends and general valuation allowances based on general economic conditions and other qualitative risk factors both internal and external to the organization.

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

For commercial loan and commercial real estate segments, we maintain a specific allocation methodology for those classified in our internal risk grading system as substandard, doubtful or loss with a principal balances of $250,000 or greater. A loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. Loans with modified terms in which a concession to the borrower has been made that it would not otherwise consider unless the borrower was experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  As of December 31, 2016, there was $9.9 million in impaired loans for which $925,000 in related allowance for loan losses was allocated. There was $7.8 million in impaired loans for which $579,000 in related allowance for loan losses was allocated as of December 31, 2015.

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

	Year ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$4,333	$4,236	$6,724	$6,881	$9,584

Loans charged-off:
Consumer and credit card	(192)	(166)	(200)	(286)	(372)
Residential real estate and home equity	(19)	(73)	(169)	(331)	(74)
Commercial and industrial	(2)	(311)	(1,410)	(86)	(1,926)
Commercial real estate	-	(64)	(1,086)	(1,038)	(1,366)
Total loans charged-off	(213)	(614)	(2,865)	(1,741)	(3,738)

Recoveries of loans previously charged-off:
Consumer and credit card	68	147	113	219	224
Residential real estate and home equity	54	109	38	52	18
Commercial and industrial	258	352	42	823	251
Commercial real estate	95	103	131	38	47
Total recoveries	475	711	324	1,132	540

Net loans recovered (charged-off)	262	97	(2,541)	(609)	(3,198)

Allowance related to loans transferred to held-for-sale	-	-	(97)	(1,965)	-
(Recovery of) provision for loan losses	(250)	-	150	2,417	495
Balance at end of year	$4,345	$4,333	$4,236	$6,724	$6,881

Ratio of net loans (recovered) charged-off to average loans outstanding	(0.07)%	(0.03)%	0.70%	0.18%	0.97%

Net recoveries of $262,000 were recorded in 2016, compared to net recoveries of $97,000 in 2015.

We recorded a negative provision for loan losses of $250,000 in the fourth quarter of 2016, due primarily to the net recoveries recorded in the year. There was no provision for loan losses recorded for the year-ended December 31, 2015.

The allowance for loan losses was $4.3 million at December 31, 2016 and 2015. The ratio of the allowance for loan losses to total loans was 1.12% at December 31, 2016, compared to 1.14% at December 31, 2015.

The ratio of the allowance for loan losses to non-performing loans (including TDR’s) was 45.7% at December 31, 2016, compared to 59.7% at December 31, 2015. The ratio of the allowance for loan losses to non-accrual loans was 134% at December 31, 2016, compared to 355% at December 31, 2015.

We assess a number of quantitative and qualitative factors at the individual portfolio level in determining the adequacy of the allowance for loan losses and the required provision expense each quarter. In addition, we analyze certain broader, non-portfolio specific factors in assessing the adequacy of the allowance for loan losses, such as the allowance as a percentage of total loans, the allowance as a percentage of non-performing loans and the provision expense as a percentage of net charge-offs. This portion of the allowance has been considered “unallocated,” which means it is not based on either quantitative or qualitative factors. At December 31, 2016, $470,000 or 10.8% of the allowance for loan losses was considered to be “unallocated,” compared to $308,000 or 7.1% of the allowance for loan losses at December 31, 2015.

The allowance for loan losses has been allocated within the following categories of loans at the dates indicated with the corresponding percent of loans to total loans (excluding loans held-for-sale) for each category:

	At December 31,
	2016		2015		2014		2013		2012
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Consumer and credit card	$124	8.8%	$144	10.7%	$190	9.7%	$301	9.2%	$365	6.8%
Residential real estate and home equity	539	40.4%	561	36.4%	268	33.7%	219	27.0%	204	22.7%
Commercial and industrial	1,474	26.9%	1,321	26.2%	1,132	27.6%	2,973	34.3%	1,620	35.4%
Commercial real estate	1,738	23.9%	1,999	26.7%	2,376	29.0%	3,231	29.5%	4,692	35.1%
Unallocated	470	-	308	-	270	-	-	-	-	-
Total	$4,345	100.0%	$4,333	100.0%	$4,236	100.0%	$6,724	100.0%	$6,881	100.0%

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

The following table sets forth the composition of our deposits by business line at December 31, 2016 (dollars in thousands):

	Amount	Percent
Non-interest bearing demand	$126,392	26.5%
Interest bearing demand	83,122	17.5%
Total demand	209,514	44.0%

Savings	53,602	11.2%
Money market	170,443	35.8%
Time deposits	43,080	9.0%
Total deposits	$476,639	100.0%

Deposits totaled $476.6 million at December 31, 2016, compared with $474.5 million at December 31, 2015. Our deposit mix at the end of 2016 continued to be weighted heavily in lower cost demand, savings and money market accounts, which totaled $433.6 million or 91.0% of total deposits at the end of 2016, compared to $403.1 million or 84.9% of total deposits at the end of 2015, as depositors continue to avoid placing funds in time accounts in the low interest rate environment. Time deposits totaled $43.1 million or 9.0% of total deposits at December 31, 2016, compared to $71.4 million or 15.1% of total deposits at December 31, 2015.

Time deposits in excess of $100,000, which tend to be more volatile and sensitive to interest rates, totaled $23.6 million at December 31, 2016, representing 54.8% of total time deposits and 5.0% of total deposits. These deposits totaled $50.1 million, representing 70.1% of total time deposits and 10.5% of total deposits at the end of 2015.

The following table schedules the amount of our time deposits of $100,000 or more by time remaining until maturity as of December 31, 2016 (in thousands):

Maturing in:
Three months or less	$5,452
Over three through six months	774
Over six through twelve months	5,732
Over twelve months	11,668
Total	$23,626

Borrowings

We utilize advances from the FHLB as an alternative source of funding and as a liability management tool. At December 31, 2016, borrowings from the FHLB were $3.0 million, compared with $4.5 million at December 31, 2015. During 2016 we used excess cash to pay down maturing borrowings.

Liquidity

Our liquidity is primarily measured by our ability to provide funds to meet loan requests, to accommodate possible outflows of deposits, and to take advantage of market interest rate opportunities. Funding of loan commitments, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Liquidity is normally considered in terms of the nature and mix of our sources and uses of funds. Our Asset Liability Management Committee (ALCO) is responsible for implementing the policies and guidelines for the maintenance of prudent levels of liquidity. Management believes, as of December 31, 2016, that our liquidity measurements are in compliance with our policy guidelines.

Our principal sources of funds for operations are cash flows generated from earnings, deposits, securities, loan repayments, and borrowings from the FHLB. During the year ended December 31, 2016, cash and cash equivalents decreased by $6.8 million, as net cash provided by operating activities of $5.3 million and net cash provided by financing activities of $142,000 offset net cash used in investing activities of $12.3 million. Net cash provided by financing activities primarily resulted from $2.6 million of proceeds from short-term borrowings and a net increase in deposits of $2.1 million, which offset $4.2 million in net repayments on borrowings. Net cash used in investing activities primarily resulted from a net increase in loans of $9.9 million and cash received from the sale and leaseback of our corporate headquarters building of $2.5 million, which was offset by net cash used in purchases of securities exceeding proceeds from maturities and principal repayments of securities by $4.7 million.

As a member of the FHLB, the Bank is eligible to borrow up to an established credit limit against certain residential mortgage loans that have been pledged as collateral. As of December 31, 2016, the Bank’s credit limit with the FHLB was $119.4 million with outstanding borrowings in the amount of $3.0 million.

The Bank had a $21.1 million line of credit at December 31, 2016 with the Federal Reserve Bank of Cleveland through its Discount Window, and has pledged as collateral certain automobile, commercial and commercial real estate loans totaling $182,000, $8.7 million, and $32.3 million, respectively, at December 31, 2016. We did not draw any funds on this line of credit in 2016.

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

Capital Resources

Total shareholders’ equity was $57.8 million at December 31, 2016, which was a decrease of $1.0 million from the end of 2015 resulting primarily from the net loss of $615,000 and a $525,000 decrease in unrealized gains on securities available-for-sale, net of taxes due to higher market interest rates.

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

The Bank’s actual and required minimum capital ratios at December 31, 2016 are presented below.

	Actual	Minimum for Purposes of Capital Adequacy
Total risk-based capital ratio	13.85%	8.00%
Tier 1 capital ratio	12.71%	6.00%
Common equity Tier 1 capital ratio	12.71%	4.50%
Leverage ratio	8.88%	4.00%

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

The table that follows is provided pursuant to the market risk disclosure rules set forth in Item 305 of Regulation S-K promulgated by Securities and Exchange Commission. The information provided in the following table is based on significant estimates and assumptions and constitutes, like certain other statements included herein, a forward-looking statement.  The base case (no rate change) information in the table shows (1) an estimate of our Company’s net portfolio value at December 31, 2016 arrived at by discounting estimated future cash flows at current market rates and (2) an estimate of net interest income for the twelve months ending December 31, 2017, assuming that maturing assets or liabilities are replaced with new balances of the same type, in the same amount, and at current (December 31, 2016) rate levels and repricing balances are adjusted to current (December 31, 2016) rate levels.  The rate change information (rate shocks) in the table shows estimates of net portfolio value at December 31, 2016 and net interest income for the twelve months ending December 31, 2017, assuming instantaneous rate changes of up 100, 200, 300, and 400 basis points.  Cash flows for non-maturity deposits are based on a decay or runoff rate based on average account age.  Rate changes in the rate shock scenario are assumed to be shock or immediate changes and occur uniformly across the yield curve.  In projecting future net interest income under the rate shock scenarios, activity is simulated by replacing maturing balances with new balances of the same type, in the same amount, but at the assumed post shock rate levels. Balances that reprice are assumed to reprice at post shock rate levels.

Based on the foregoing assumptions and as depicted in the table that follows, an immediate increase in interest rates of 400 basis points would have a negative effect on our net interest income over a twelve month time period and the benefit to our current net portfolio value would be much lower than the three other modeled scenarios. This is principally because the Bank’s interest-bearing deposit accounts are assumed to reprice faster than its loans and investment securities. In this rate scenario, certain interest-bearing non-maturity deposits are assumed to instantaneously reprice using deposit price sensitivity (“Beta”) of 75%, or 300 basis points. The difference in the estimated impact on net interest income and net portfolio value in each of the three other rate shock scenario’s is due primarily to different assumptions for Beta’s used in each of these scenarios.

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

We have not reported net portfolio value and net interest income resulting from an immediate and sustained rate decrease of 100 basis points or more since December 31, 2014 as the absolute low level of rates has rendered the results under these scenarios not meaningful.

	Net Portfolio Value at December 31, 2016				Net Interest Income Twelve Months Ending December 31, 2017
			Change from Base			Change from Base
Rate Change Scenario	Amount	Ratio	Dollar	Percent	Amount	Dollar	Percent
+400 basis point rate shock	$72,433	14.4%	$865	1.2%	$15,223	$(1,781)	(10.5)%
+300 basis point rate shock	79,007	15.3%	7,439	10.4%	17,599	596	3.5%
+200 basis point rate shock	81,833	15.5%	10,265	14.3%	18,423	1,419	8.3%
+100 basis point rate shock	77,964	14.5%	6,396	8.9%	17,724	720	4.2%
Base case (no rate change)	71,568	13.0%	-	-	17,004	-	-

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

DCB Financial Corp

Lewis Center, Ohio

We have audited the accompanying consolidated balance sheets of DCB Financial Corp as of December 31, 2016 and 2015, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCB Financial Corp as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran PLLC

Columbus, OH

March 28, 2017

DCB Financial Corp and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2016	2015
	(In thousands, except share and per share data)
Assets:
Cash and due from financial institutions	$6,653	$6,929
Interest-bearing deposits	18,441	24,963
Total cash and cash equivalents	25,094	31,892

Securities available-for-sale	90,730	87,797

Loans	388,109	378,513
Less allowance for loan losses	(4,345)	(4,333)
Net loans	383,764	374,180

Loans held for sale	209	-
Investment in FHLB stock	3,250	3,250
Premises and equipment, net	9,232	5,091
Premises and equipment held for sale	-	4,771
Bank-owned life insurance	21,491	20,760
Deferred tax asset, net	11,437	10,440
Accrued interest receivable and other assets	4,302	3,083
Total assets	$549,509	$541,264

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest bearing	$126,392	$124,023
Interest bearing	350,247	350,514
Total deposits	476,639	474,537

Borrowings	2,957	4,520
Obligations under capital lease	7,936	-
Accrued interest payable and other liabilities	4,175	3,360
Total liabilities	491,707	482,417

Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common shares, 17,500,000 shares authorized, 7,660,492 and 7,588,887 shares issued, and 7,338,092 and 7,281,237 shares outstanding for 2016 and 2015, respectively	16,973	16,410
Retained earnings	49,184	49,799
Treasury stock, at cost, 322,400 and 307,650 shares at December 31, 2016 and 2015, respectively	(7,520)	(7,416)
Accumulated other comprehensive income (loss)	(101)	436
Deferred stock-based compensation	(734)	(382)
Total shareholders’ equity	57,802	58,847
Total liabilities and shareholders’ equity	$549,509	$541,264

See notes to the consolidated financial statements.

DCB Financial Corp and Subsidiaries
Consolidated Statements of Operations

	Year ended December 31,
	2016	2015
	(In thousands, except share and per share data)
Interest income:
Loans	$16,460	$15,866
Securities	1,976	1,957
Federal funds sold and interest bearing deposits	109	67
Total interest income	18,545	17,890

Interest expense:
Deposits:
Savings and money market accounts	781	570
Time accounts	302	357
Interest-bearing demand accounts	77	102
Total	1,160	1,029

Obligation under capital lease	295	-
FHLB advances	157	141
Total interest expense	1,612	1,170

Net interest income	16,933	16,720
(Recovery of) provision for loan losses	(250)	-
Net interest income after (recovery of) provision for loan losses	17,183	16,720

Non-interest income:
Service charges	2,141	2,002
Wealth management fees	1,758	1,644
Treasury management fees	490	273
Income from bank-owned life insurance	731	733
Net gain on loans held for sale	873	3
Net gain on sale of REO	-	16
Other non-interest income	299	151
Total non-interest income	6,292	4,822

Non-interest expense:
Salaries and employee benefits	12,265	11,263
Occupancy and equipment	4,006	3,912
Professional services	1,214	1,383
Merger related expenses	2,622	-
Advertising	563	549
Office supplies, postage and courier	308	305
FDIC insurance premium	283	393
State franchise taxes	471	295
Other non-interest expense	2,934	2,353
Total non-interest expense	24,666	20,453

Income (loss) before income tax benefit	(1,191)	1,089
Income tax benefit	(576)	(10,655)
Net income (loss)	$(615)	$11,744

Per Share Data
Basic and diluted earnings (loss) per common share	$(.09)	$1.61

See notes to the consolidated financial statements.

DCB Financial Corp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2016	2015
	(In thousands)

Net income (loss)	$(615)	$11,744

Other comprehensive loss:

Net unrealized losses on securities available-for-sale, net of taxes of $(277) and $(112) in 2016 and 2015, respectively	(537)	(218)

Total other comprehensive loss	(537)	(218)

Comprehensive income (loss)	$(1,152)	$11,526

See notes to the consolidated financial statements.

DCB Financial Corp and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Year ended December 31, 2016 and 2015
(Dollars in thousands, except share data)

	Issued and Outstanding Common Shares	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Deferred Stock-Based Compensation	Total

Balance at January 1, 2015	7,233,797	$-	$16,064	$38,055	$(7,416)	$654	$(146)	$47,211

Net income	-	-	-	11,744	-	-	-	11,744
Other comprehensive loss, net of taxes	-	-	-	-	-	(218)	-	(218)
Issuance of restricted stock	57,243	-	417	-	-	-	(417)	-
Forfeiture of restricted stock	(9,290)	-	(71)	-	-	-	71	-
Restricted stock withheld upon vesting for payment of taxes	(513)	-	-	-	-	-	-	-
Amortization of restricted stock	-	-	-	-	-	-	110	110
Balance at December 31, 2015	7,281,237	$-	$16,410	$49,799	$(7,416)	$436	$(382)	$58,847

Net loss	-	-	-	(615)	-	-	-	(615)
Other comprehensive loss, net of taxes	-	-	-	-	-	(537)	-	(537)
Issuance of restricted stock	78,036	-	532	-	-	-	(532)	-
Repurchase of common stock	(14,750)	-	-	-	(104)	-	-	(104)
Forfeiture of restricted stock	(3,788)	-	(23)	-	-	-	23	-
Restricted stock withheld upon vesting for payment of taxes	(2,643)	-	(26)	-	-	-	-	(26)
Tax benefit recognized from stock- based compensation	-	-	80	-	-	-	-	80
Amortization of restricted stock	-	-	-	-	-	-	157	157
Balance at December 31, 2016	7,338,092	$-	$16,973	$49,184	$(7,520)	$(101)	$(734)	$57,802

See notes to consolidated financial statements.

DCB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(615)	$11,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	904	932
(Recovery of) provision for loan losses	(250)	-
Deferred income taxes	(712)	(10,665)
Gain on loans held-for-sale, net	(873)	(3)
Gain on sale of real estate owned, net	-	(16)
Gain on sale of premises and equipment	(144)	-
Net stock-based compensation	183	225
Premium amortization on securities, net	984	1,041
Originations of loans held for sale	(16,208)	(266)
Proceeds from sale of loans	16,308	269
Originations of SBA loans held for sale	(6,162)	-
Proceeds from sale of guaranteed portion of SBA loans	6,935	-
Earnings on bank owned life insurance	(731)	(733)
Net changes in other assets and other liabilities	(435)	(17)
Net cash provided by operating activities	(816)	2,511

Cash flows from investing activities
Purchases of securities available-for-sale	(36,937)	(38,701)
Proceeds from maturities, principal payments and calls of securities available-for-sale	32,206	25,442
Net change in loans	(3,773)	7,028
Proceeds from sale of real estate owned	-	1,059
Net proceeds from sale of premises and equipment	2,526	-
Premises and equipment expenditures	(146)	(778)
Net cash used in investing activities	(6,124)	(5,950)

Cash flows from financing activities
Net change in deposits	2,103	21,345
Proceeds from short-term borrowings	2,623	-
Repayment of capital lease	(294)	-
Repayment of borrowings	(4,186)	(7,288)
Repurchase of common stock	(104)	-
Net cash provided by financing activities	142	14,057

Net change in cash and cash equivalents	(6,798)	10,618
Cash and cash equivalents at beginning of year	31,892	21,274
Cash and cash equivalents at end of year	$25,094	$31,892

Supplemental disclosures of cash flow information
Cash paid during the period for interest on deposits and borrowings	$1,633	$1,132

Non-cash investing and financing activities:
Transfer of premises and equipment to held for sale	$-	$4,771
Loan to finance sale of premise and equipment	5,530	-
Capital lease obligation	8,230	-

See notes to consolidated financial statements.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of DCB Financial Corp (“DCB”) and its direct and indirect wholly-owned subsidiaries, The Delaware County Bank and Trust Company (the “Bank”), DCB Title Services, LLC, DCB Insurance Services, Inc., Data Tasx LLC, ORECO, Inc. and 110 Riverbend, LLC. (collectively referred to hereinafter as the “Company”). All intercompany transactions and balances have been eliminated in the consolidated financial statements.

Nature of Operations

The Company provides financial services in Delaware and Franklin counties in Ohio, as well as nearby counties, through its eight full-service and five limited-service banking locations. Its primary deposit products are checking, savings, and term certificate accounts and its primary lending products are residential mortgage, commercial and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate. The Bank also operates a trust department and engages in other personal wealth management activities, including brokerage services and private banking.

On October 3, 2016, the Company announced that it entered into a definitive merger agreement on October 2, 2016 (the “Merger Agreement”) which provides for the merger of the Company with and into First Commonwealth (the “Merger”) following the satisfaction of certain closing conditions, including approval by the Company’s shareholders and approval by appropriate bank regulatory authorities. Under the terms of the Merger Agreement, which has been unanimously approved by the board of directors of both companies, the Company’s shareholders will be entitled to receive either 1.427 shares of First Commonwealth common stock or $14.50 in cash for each common share of the Company, subject to proration provisions set forth in the definitive Merger Agreement. Aggregate cash consideration to Company shareholders is fixed at $21,283,773, which was approximately 20% of the Merger consideration at the time of the Merger’s announcement, and the remaining Merger consideration will be in the form of stock consideration. Merger-related expenses in non-interest expense totaled $2.6 million in 2016 and included $1.4 million of Merger-related compensation accruals, $756,000 of professional fees and $392,000 of system conversion accruals. Merger related compensation accruals consist primarily of bonuses totaling $644,000 to be paid in connection with the merger and stock option expense of $502,000 that is directly attributable to the impact on the value of outstanding stock options of the rise in the Company's share price following the public announcement of the Merger. Our shareholders voted to approve and adopt the Merger Agreement on March 16, 2017. The Merger is expected to be completed on April 3, 2017.

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
Years ended December 31, 2016 and 2015

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

Loans

Loans are classified as held for investment when management has both the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. Management’s intent and view of the foreseeable future may change based on changes in business strategies, the economic environment, market conditions and the availability of government programs. Loans that are held for investment are reported at the principal balance outstanding, net of unearned interest, unamortized deferred loan fees and costs and the allowance for loan losses. Loans held for sale are carried at the lower of amortized cost or estimated fair value, determined on an aggregate basis for each type of loan. Realized gains are recognized using the specific identification method. Net unrealized losses are recognized by charges to income.

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
Years ended December 31, 2016 and 2015

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

Uncollectibility is usually determined based on a pre-determined number of days delinquent in the case of consumer loans, or, in the case of commercial loans, is based on a combination of factors including delinquency, collateral and other legal considerations. Consumer loans are charged-off prior to 120 days of delinquency, but could be charged off earlier, depending on the individual circumstances. Mortgage loans are charged down prior to 120 days of delinquency, but could be charged off sooner, again, depending upon individual circumstance. Typically, loans collateralized by residential real estate are partially charged down to the estimated liquidation value, which is generally based on appraisal less costs to hold and liquidate. Commercial and commercial real estate loans are evaluated for impairment and typically reserved based on the results of the analysis, then subsequently charged down to a recoverable value when loan repayment is deemed to be collateral dependent. Loans can be partially charged down depending on a number of factors including: the remaining strength of the borrower and guarantor; the type and value of the collateral, and the ease of liquidating collateral; and whether or not collateral is brought onto the bank’s balance sheet via repossession. In the case of commercial and commercial real estate loans, charge-offs, partial or whole, take place when management determines that full collectability of principal balance is unlikely to occur. Subsequent recoveries, if any, are credited to the allowance. Management’s policies for determining impairment, reserves and charge-offs are reviewed and approved by the Board of Directors on an annual basis, and were not materially changed in 2016.

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
Years ended December 31, 2016 and 2015

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

In the ordinary course of business, the Company has made judgments about the tax consequences of its transactions, with the tax effect of those transactions recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. The Company recognizes interest and penalties on income taxes, if applicable, as a component of income tax expense. The Company files consolidated income tax returns with its subsidiaries.

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
Years ended December 31, 2016 and 2015

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

The Company’s outstanding stock options may be settled for cash at the recipient’s discretion; therefore, liability accounting applies to the Company’s 2004 Long-Term Stock Incentive Plan under which such stock options were granted. Compensation expense is recognized based on the fair value of these awards at the reporting date. A Black Scholes model is utilized to estimate the fair value of stock options at the date of grant and subsequent re-measurement dates. Compensation cost is recognized over the options’ estimated remaining term. The Company’s stock option awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period.  Changes in fair value of the options between the vesting date and option expiration date are also recognized in the Consolidated Statements of Income.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), net of applicable income tax effects. Other comprehensive income includes unrealized gains and losses on securities available-for-sale securities and reclassification adjustments for gains and losses included in income. Accumulated comprehensive loss at December 31, 2016 consists solely of unrecognized losses on available for sale securities of $153,000, less tax of $52,000. Accumulated comprehensive income at December 31, 2015 consists solely of unrecognized gains on available for sale securities of $661,000, less tax of $225,000.

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

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

New Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2014, the FASB issued ASU 2014–12, Compensation – Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amended guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 31, 2015, with earlier adoption permitted. The adoption of this guidance did not to have a material effect on the Company’s financial position or results of operations.

Recently Issued Accounting Standards

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230)” which FASB believes clarifies guidance on how certain transactions are classified within the statement of cash flows.  The standard addresses a number of cash flow presentation items including  a) debt prepayment and extinguishment, b) contingent consideration payments made after a business combination, c) proceeds from the settlement of insurance claims, corporate owned life insurance policies and BOLI policies, d) distributions received from equity method investees, e) classification of beneficial interest received in a securitization transaction and cash receipts from beneficial interest in securitized trade receivables and f) separately identifiable cash flows and application of the predominance principle.  ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted.   Since ASU 2016-15 applies to the classification of cash flows, no impact is anticipated on the Company’s financial position or results of operations; however, the Company is evaluating the effect, if any, on its statement of cash flows and its financial statement disclosures.

In June 2016, FASB issued ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which significantly revises the guidance related to impairment of financial instruments.  The new guidance replaces the current incurred loss model that is utilized in estimating the allowance for loan and lease losses with a model that requires management to estimate all contractual cash flows that are not expected to be collected over the life of the loan.  This revised model is what FASB describes as the current expected credit loss (“CECL”) model and FASB believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses.  The scope of ASU 2016-13 includes loans, including purchased loans with credit deterioration, available-for-sale debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value.  ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual periods beginning after December 15, 2018.  The Company is evaluating the effect that ASU 2016-13 will have on its financial position, results of operations, and its financial statement disclosures.

In March 2016, FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires entities to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement.  In addition, all tax-related cash flows, such as excess tax benefits, should be reported as operating activities rather than financing activity in the statement of cash flows.  Also, entities are allowed to make a policy election related to forfeitures to either estimate the number of awards expected to vest or account for forfeitures when they occur.  ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted.   The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new guidance supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April 2015, the FASB approved deferral of the effective date of this guidance, which is now effective prospectively for the Company for annual and interim periods beginning after December 15, 2017. The Company does not expect the accounting change will have a material impact on the Company’s consolidated financial statements, but the Company continues to evaluate the exact effect of the change.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

2. Securities

The amortized cost and estimated fair values of securities available-for-sale were as follows at the dates indicated (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency obligations	$24,850	$8	$326	$24,532
Corporate bonds	2,797	17	7	2,807
States and municipal obligations	22,846	284	159	22,971
Collateralized mortgage obligations	25,753	28	250	25,531
Mortgage-backed securities	14,137	346	76	14,407
Other equity securities	500	-	18	482
Total	$90,883	$683	$836	$90,730

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government and agency obligations	$20,904	$26	$88	$20,842
Corporate bonds	3,714	26	13	3,727
States and municipal obligations	21,954	388	81	22,261
Collateralized mortgage obligations	22,862	46	107	22,801
Mortgage-backed securities	17,702	505	41	18,166
Total	$87,136	$991	$330	$87,797

Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates indicated are as follows (dollars in thousands):

	December 31, 2016
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	17	$21,048	$317	1	$1,991	$9	18	$23,039	$326
Corporate bonds	3	1,158	5	1	499	2	4	1,657	7
State and municipal obligations	18	6,610	159	-	-	-	18	6,610	159
Collateralized mortgage obligations	26	19,362	202	6	2,059	48	32	21,421	250
Mortgage-backed securities and other	9	5,780	76	-	-	-	9	5,780	76
Other equity securities	1	482	18	-	-	-	1	482	18
Total temporarily impaired securities	74	$54,440	$777	8	$4,549	$59	82	$58,989	$836

	December 31, 2015
	(Less than 12 months)			(12 months or longer)			Total
Description of securities	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses	Number of investments	Fair value	Unrealized losses
U.S. Government and agency obligations	14	$15,333	$55	2	$1,964	$33	16	$17,297	$88
Corporate bonds	2	759	5	3	1,400	8	5	2,159	13
State and municipal obligations	9	3,902	48	4	1,355	33	13	5,257	81
Collateralized mortgage obligations	13	11,298	63	6	2,551	44	19	13,849	107
Mortgage-backed securities and other	5	5,176	41	-	-	-	5	5,176	41
Total temporarily impaired securities	43	$36,468	$212	15	$7,270	$118	58	$43,738	$330

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

The unrealized losses on the Company’s investments in U.S. Government and agency obligations, corporate bonds, state and political subdivision obligations, and mortgage-backed securities were caused primarily by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

Substantially all mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).

No other-than-temporary impairment was recognized in 2016 or 2015. There was no accumulated other-than-temporary impairment as of December 31, 2016 or 2015.

There are no securities from the same issuer, besides agency investments, greater than 10% of total equity at December 31, 2016.

The amortized cost and estimated fair value of debt securities, at December 31, 2016, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized Cost	Fair Value
Due in one year or less	$3,202	$3,211
Due after one to five years	40,213	40,006
Due after five to ten years	5,791	5,793
Due after ten years	1,287	1,300
Mortgage-backed and related securities	40,390	40,420
Total	$90,883	$90,730

There were no sales of investment securities during the years ended December 31, 2016 and 2015.

Securities with a carrying amount of $83.6 million and $78.8 million at December 31, 2016 and 2015, respectively, were pledged to secure public deposits and other obligations.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

3. Loans

Loans were comprised of the following at the dates indicated (in thousands):

	December 31, 2016	December 31, 2015
Consumer and credit card	$34,219	$40,587
Residential real estate and home equity	156,580	137,645
Commercial and industrial	104,336	99,213
Commercial real estate	92,376	100,743
	387,511	378,188
Net deferred loan costs	598	325
Loans	388,109	378,513
Allowance for loan losses	(4,345)	(4,333)
Net loans	$383,764	$374,180

Loans to principal officers, directors, and their related affiliates during 2016 in the normal course of business were as follows (in thousands):

2016
Balance at beginning of year	$4,912
New loans	184
Repayments	(517)
Balance at end of year	$4,579

Loans serviced for others totaled $16.7 million and $1.8 million at December 31, 2016 and 2015, respectively. The Company had net servicing assets of $75,000 and $3,000 at December 31, 2016 and 2015, respectively.

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
Years ended December 31, 2016 and 2015

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

The tables below summarize activity by class in the allowance for loan losses for the periods indicated (in thousands):

	Year ended December 31, 2016
	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total
Beginning balance	$144	$1,321	$1,999	$561	$308	$4,333
Charge-offs	(192)	(2)	-	(19)		(213)
Recoveries	68	258	95	54		475
Net (charge-offs) recoveries	(124)	256	95	35		262

Provision	104	(103)	(356)	(57)	162	(250)
Ending balance	$124	$1,474	$1,738	$539	$470	$4,345

	Year ended December 31, 2015
	Consumer and Credit Card	Commercial and Industrial	Commercial Real Estate	Residential Real Estate and Home Equity	Unallocated	Total
Beginning balance	$190	$1,132	$2,376	$268	$270	$4,236
Charge-offs	(166)	(311)	(64)	(73)		(614)
Recoveries	147	352	103	109		711
Net (charge-offs) recoveries	(19)	41	39	36		97

Provision	(27)	148	(416)	257	38	-
Ending balance	$144	$1,321	$1,999	$561	$308	$4,333

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

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

The following presents by class, information related to the Company’s impaired loans as of the dates indicated (in thousands).

	At December 31, 2016			Period ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Twelve months Average Recorded Investment	Twelve months Interest Income Recognized
With no related allowance recorded:
Consumer and credit card	$181	$181		$328	$13
Residential real estate and home equity	890	890		680	8
Commercial and industrial	546	546		821	26
Commercial real estate	2,219	2,219		1,191	72
	$3,836	$3,836		$3,020	$119

With an allowance recorded:
Commercial and industrial	1,276	1,354	344	1,235	56
Commercial real estate	4,798	4,798	581	4,766	223
	6,074	6,152	925	6,001	279

Total:
Consumer and credit card	$181	$181	$-	$328	$13
Residential real estate and home equity	890	890	-	680	8
Commercial and industrial	1,822	1,900	344	2,056	82
Commercial real estate	7,017	7,017	581	5,957	295
Total	$9,910	$9,988	$925	$9,021	$398

	At December 31, 2015			Period ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Twelve months Average Recorded Investment	Twelve months Interest Income Recognized
With no related allowance recorded:
Consumer and credit card	$548	$548		$496	$27
Residential real estate and home equity	668	668		576	-
Commercial and industrial	926	926		1,063	35
Commercial real estate	126	126		391	8
	$2,268	$2,268		$2,526	$70

With an allowance recorded:
Commercial and industrial	944	1,021	144	1,024	55
Commercial real estate	4,579	4,579	435	6,942	211
	5,523	5,600	579	7,966	266

Total:
Consumer and credit card	$548	$548	$-	$496	$27
Residential real estate and home equity	668	668	-	576	-
Commercial and industrial	1,870	1,947	144	2,087	90
Commercial real estate	4,705	4,705	435	7,333	219
Total	$7,791	$7,868	$579	$10,492	$336

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

The allocation of the allowance for loan losses summarized on the basis of the Company’s impairment methodology was as follows at the dates indicated (in thousands):

	December 31, 2016
	Consumer and Credit card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total

Individually evaluated for impairment	$-	$-	$344	$581	$925
Collectively evaluated for impairment	124	539	1,130	1,157	2,950
Allocated	$124	$539	$1,474	$1,738	3,875
Unallocated					470
					$4,345

	December 31, 2015
	Consumer and Credit card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total

Individually evaluated for impairment	$-	$-	$144	$435	$579
Collectively evaluated for impairment	144	561	1,177	1,564	3,446
Allocated	$144	$561	$1,321	$1,999	4,025
Unallocated					308
					$4,333

The recorded investment in loans summarized on the basis of the Company’s impairment methodology at the dates indicated was as follows (in thousands):

	December 31, 2016
	Consumer and Credit card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total

Individually evaluated for impairment	$181	$890	$1,822	$7,017	$9,910
Collectively evaluated for impairment	34,038	155,690	102,514	85,359	377,601
Ending balance	$34,219	$156,580	$104,336	$92,376	$387,511

	December 31, 2015
	Consumer and Credit card	Residential Real Estate and Home Equity	Commercial and Industrial	Commercial Real Estate	Total

Individually evaluated for impairment	$548	$668	$1,870	$4,705	$7,791
Collectively evaluated for impairment	40,039	136,977	97,343	96,038	370,397
Ending balance	$40,587	$137,645	$99,213	$100,743	$378,188

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

Loans on non-accrual status were as follows at the dates indicated (in thousands):

	December 31,	December 31,
	2016	2015
Consumer and credit card	$-	$-
Residential real estate and home equity	890	668
Commercial and industrial	234	554
Commercial real estate	2,115	-
Total	$3,239	$1,222

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

As of the dates indicated and based on the most recent analysis performed, the recorded investment by risk category and class of loans is as of the dates indicated (in thousands):

	December 31, 2016		December 31, 2015
	Commercial and Industrial	Commercial Real Estate	Commercial and Industrial	Commercial Real Estate
Pass	$101,556	$85,679	$96,225	$91,132
Special mention	1,238	4,136	925	4,592
Substandard	1,542	2,561	2,063	5,019
Total	$104,336	$92,376	$99,213	$100,743

For residential real estate and consumer loan classes, the Company evaluates credit quality primarily based upon the aging status of the loan and by payment activity.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

The following table presents the recorded investment in residential real estate and consumer loans based on payment activity as of the dates indicated (in thousands):

	December 31, 2016		December 31, 2015
	Consumer and Credit Card	Residential Real Estate and Home Equity	Consumer and Credit Card	Residential Real Estate and Home Equity
Performing	$34,219	$155,690	$40,587	$136,975
Non-performing	-	890	-	670
Total	$34,219	$156,580	$40,587	$137,645

Age Analysis of Past Due Loans

The following tables present past due loans aged as of the dates indicated (in thousands):

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Total Loans
Consumer and credit card	$62	$2	$-	$64	$34,155	$34,219
Residential real estate and home equity	92	-	521	613	155,967	156,580
Commercial and industrial	-	400	-	400	103,936	104,336
Commercial real estate	-	-	168	168	92,208	92,376
Total	$154	$402	$689	$1,245	$386,266	$387,511

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Loans Not Past Due	Total Loans
Consumer and credit card	$48	$13	$-	$61	$40,526	$40,587
Residential real estate and home equity	160	98	401	659	136,986	137,645
Commercial and industrial	236	-	-	236	98,977	99,213
Commercial real estate	-	-	-	-	100,743	100,743
Total	$444	$111	$401	$956	$377,232	$378,188

Troubled Debt Restructurings

The following table summarizes troubled debt restructurings that occurred during the periods indicated (dollars in thousands):

	For the year ended December 31,
	2016		2015
	Number of Contracts	Recorded Investment (as of period end)	Number of Contracts	Recorded Investment (as of period end)
Consumer and credit card	-	$-	7	$273
Commercial and industrial	-	-	2	44
Commercial real estate	4	388	-	-

Total	4	$388	9	$317

During 2016 and 2015, there were no loans modified in a TDR that subsequently defaulted within twelve months of the modification.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

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

5. Premises and Equipment

Premises and equipment were as follows at the dates indicated (in thousands):

	December 31,
	2016	2015

Land	$14	$14
Buildings	8,153	8,121
Furniture and equipment	10,384	10,249
Subtotal	18,551	18,384
Accumulated depreciation	(17,392)	(13,733)
Subtotal	1,159	4,651
Capital lease on building net of accumulated amortization	7,853	-
Software, net of accumulated amortization	220	440
Total premises and equipment	$9,232	$5,091

Depreciation expense totaled $1.1 million and $932,000 for the years ended December 31, 2016 and 2015.

The Company has entered into operating lease agreements for branch offices and equipment, which expire at various dates through 2025, and provide options for renewals. Rental expense on lease commitments for 2016 and 2015 amounted to $571,000 and $643,000, respectively.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

The total future minimum lease commitments at December 31, 2016 under these leases are summarized as follows (in thousands):

2017	$1,052
2018	922
2019	831
2020	755
2021	769
Thereafter	7,933
Total	$12,262

The Company had $4.8 million in premises and equipment held for sale at December 31, 2015 associated with the sale and leaseback of the corporate headquarters that was completed in January 2016.

In January 2016, the Company entered into a capital lease agreement in connection with the sale and leaseback of its corporate headquarters. The lease has a fifteen year term, with options to extend the term of the lease for two additional periods of ten years each. Minimum lease payments total $642,000 in the first year of the lease, with increases of 2% annually thereafter. At December 31, 2016, the amount included in premises and equipment as capital lease was $8.2 million, and accumulated amortization totaled $377,000.

The future minimum lease payments under capital leases are as follows (in thousands):

Years Ending December 31,	Amount
2017	$655
2018	668
2019	682
2020	695
2021	709
2022 and after	7,056
Total	$10,465
Less amount representing interest	2,529
Present value of net minimum lease payments	$7,936

6. Deposits

Deposits consisted of the following at December 31 (in thousands):

	2016	2015
Non-interest-bearing demand	$126,392	$124,023
Interest-bearing demand	83,122	77,616
Savings	53,602	47,333
Money market	170,443	154,119
Time deposits	43,080	71,446
Total deposits	$476,639	$474,537

The following table indicates the maturities of the Company’s time deposits at December 31 (in thousands):

	2016	2015
Due in one year	$24,206	$64,959
Due in two years	13,540	3,693
Due in three years	4,912	2,480
Due in four years	324	314
Due in five years or more	98	-
Total time deposits	$43,080	$71,446

Total time deposits in excess of $250,000 as of December 31, 2016 and 2015 were $5.7 million and $11.2 million, respectively.

7. Borrowings

As a member of the FHLB of Cincinnati, the Bank has the ability to obtain borrowings based on its investment in FHLB stock and other qualified collateral. FHLB advances are collateralized by a blanket pledge of the Bank’s qualifying 1-4 family loan portfolio and all shares of FHLB stock. At December 31, 2016, total pledged loans were $146.8 million and investment in FHLB Stock was $3.2 million. Those amounts at December 31, 2015 were $137.9 million and $3.2 million respectively.

The Bank had a $21.1 million line of credit with no outstanding balance at December 31, 2016 with the Federal Reserve Bank of Cleveland through its Discount Window. The Bank has pledged loans totaling $41.2 million at December 31, 2016.

Advances from the FHLB totaled $3.0 million and $4.5 million, respectively, at December 31, 2016 and 2015.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

The contractual amounts of FHLB borrowings mature as follows at December 31, 2016 (dollars in thousands):

Maturing	Amount	Weighted Average Rate
2017	$590	1.12%
2018	2,034	1.79%
2019	-	-%
2020	-	-%
2021	-	-%
2022 and after	333	5.44%
	$2,957	2.07%

The contractual amounts of FHLB borrowings mature as follows at December 31, 2015 (dollars in thousands):

Maturing	Amount	Weighted Average Rate
2016	$1,530	0.84%
2017	590	1.15%
2018	2,034	1.79%
2019	-	-%
2020	-	-%
2021 and after	366	5.44%
	$4,520	1.68%

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

Basic and diluted net income per common share calculations for the years ended December 31 are as follows (in thousands, except share and per share amounts):

	2016	2015
Basic
Net income (loss)	$(615)	$11,744
Less: undistributed earnings allocated to unvested restricted shares	-	(129)
Net earnings (loss) allocated to common shareholders	$(615)	$11,615

Weighted average common shares outstanding including shares considered participating securities	7,199,505	7,272,061
Less: average participating securities	-	(79,709)
Weighted average shares	7,199,505	7,192,352

Basic earnings (loss) per common share	$(0.09)	$1.61

Diluted
Net earnings (loss) allocated to common shareholders	$(615)	$11,615

Weighted average common shares outstanding for basic earnings (loss) per common share	7,199,505	7,192,352
Dilutive effect of assumed exercise of stock options	-	16,289
Average participating securities	-	79,709
Average common shares outstanding – diluted	7,199,505	7,288,350

Diluted earnings (loss) per common share	$(0.09)	$1.61

The computation of earnings per share is based upon the following weighted-average shares outstanding for the years ended December 31:

	2016	2015
Weighted-average common shares outstanding (basic)	7,199,505	7,272,061
Dilutive effect of assumed exercise of stock options	-	16,289
Weighted-average common shares outstanding (diluted)	7,199,505	7,288,350

At December 31, 2016, 51,076 stock options were excluded from the diluted weighted average common share calculation, due to the net loss for the year.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

At December 31, 2015, 9,979 of anti-dilutive stock options were excluded from the diluted weighted average common share calculations.

9. Retirement Plans

The Company provides a 401(k) savings plan (the “Plan”) for all eligible employees. To be eligible, an individual must complete six months of employment and be 20 or more years of age. Under provisions of the Plan, participants can contribute a certain percentage of their compensation to the Plan up to the maximum allowed by the IRS. The Company also matches a certain percentage of those contributions up to a maximum match of up to 3% of the participant’s compensation. The Company may also provide additional discretionary contributions, but did not do so in 2016 or 2015. Employee voluntary contributions are vested immediately and Company contributions are fully vested after three years. The 2016 and 2015 expenses related to the Plan were $176,000 and $164,000, respectively.

The Company maintains a deferred compensation plan for the benefit of certain officers. The plan is designed to provide post-retirement benefits to supplement other sources of retirement income such as social security and 401(k) benefits. The amount of each officer’s benefit will generally depend on their salary, and their length of employment. The Company accrues the cost of this deferred compensation plan during the working careers of the officers. Expense under this plan totaled $16,000 and $2,000 in 2016 and 2015, respectively. The total accrued liability under this plan was $930,000 and $888,000 at December 31, 2016 and 2015, respectively. In addition to recognizing expense associated with the plan, the Company funds the vested amounts, $863,000 and $761,000, into separate accounts held in custody by the Company’s trust department at December 31, 2016 and 2015, respectively.

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

Compensation expense associated with the amortization of restricted stock was $157,000 in 2016, and $110,000 in 2015. The fair value of the vested restricted shares that vested during the year was $133,000 in 2016, and $54,000 in 2015.

The following is a summary of the Company’s restricted stock activity for the year ended December 31, 2016:

	Non-vested Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	81,732	$7.20
Granted	78,036	$6.95
Forfeited	(3,788)	$6.99
Vested	(17,743)	$11.82
Outstanding at end of year	138,237	$7.07

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

The Company also has a long-term stock incentive compensation plan (the “2004 Plan”), under which certain employees were granted options to purchase shares of the Company’s common stock at a predetermined price. The 2004 Plan, which is limited to 300,000 shares, expired in 2014 and no further awards will be granted from the 2004 Plan. Options granted under the 2004 Plan vest 20% per year over a five year period, and expire after ten years. There were no options granted in 2016 and 2015.

The options are valued quarterly using a Black-Scholes model. The assumptions for the model at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015

Market price	$16.80	$7.47
Expected annual volatility rate	30.0%	30.0%
Weighted average remaining life	3 months	4.2 years

Upon completion of the Merger, all unvested shares will be fully vested. Therefore, at December 31, 2016, the weighted average remaining life assumption was changed to 3 months.

The Company recorded $475,000 and $134,000 in compensation expense for its outstanding stock options for the years ended December 31, 2016 and 2015, respectively. The amount of compensation expenses attributable to stock options in 2016 resulted primarily from the increase in the price of the company’s stock following the announcement of the Merger with First Commonwealth, and therefore has been classified with merger related expenses at December 31, 2016.

Stock option activity in the 2004 Plan for the year ended December 31, 2016 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	74,007	$6.66
Exercised	(17,305)	4.17
Forfeited	(3,539)	4.05
Expired	(2,087)	30.70
Outstanding at end of year	51,076	$6.70

Options exercisable at end of year	46,161	$6.93

The following table summarizes the Company’s stock options at December 31, 2016:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Months)	Options Exercisable	Weighted Average Exercise Price
$ 3.50 - $ 6.00	39,357	$4.01	3	34,442	$3.95
$ 6.01 - $ 9.00	4,017	$9.00	3	4,017	$9.00
$9.01 - $17.00	4,783	$16.90	3	4,783	$16.90
$17.01 - $23.00	2,919	$23.00	3	2,919	$23.00

The total intrinsic value of options exercised during 2016 and 2015 was $158,000 and $32,000, respectively. At December 31, 2016, the aggregate intrinsic value of outstanding options was $618,000 and the aggregate intrinsic value of exercisable options was $549,000.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

At December 31, 2016, unrecognized compensation expense to be recognized over the remaining vesting period of outstanding options was $55,000.

11. Federal Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and franchise tax returns in Ohio. Income tax benefit for the dates indicated include the following components (in thousands):

	Year ended December 31,
	2016	2015
Current	$136	$10
Deferred	(712)	119
Valuation allowance	-	(10,784)
Total	$(576)	$(10,655)

The difference between the financial statement tax provision and amounts computed by applying the statutory federal income tax rate to income before income taxes was as follows (in thousands):

	Year ended December 31,
	2016	2015
Federal income taxes at the expected statutory rate	$(405)	$370
Increase (decrease) in taxes resulting from:
Nontaxable dividend and interest income	(100)	(91)
Increase in cash surrender value of life insurance - net	(248)	(250)
Nondeductible acquisition costs	180	-
Valuation allowance	-	(10,784)
Other	(3)	100
Income tax benefit per financial statements	$(576)	$(10,655)

Deferred tax assets and liabilities were comprised of the following at the dates indicated (in thousands):

	Year ended December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$1,477	$1,473
Unrealized losses on available-for-sale securities	60	-
Deferred compensation	316	300
Alternative minimum tax carry forward	201	155
Deferred gain on sale of building	991	-
NOL carry forward	8,419	9,020
Other	616	112
Subtotal	12,080	11,060
Deferred tax liabilities:
FHLB stock dividends	(307)	(307)
Unrealized gains on available-for-sale securities	-	(225)
Depreciation	(34)	(55)
Other	(302)	(33)
Subtotal	(643)	(620)
Net deferred tax asset	11,437	10,440
Less: valuation allowance	-	-
Total	$11,437	$10,440

At December 31 2016, the Company had a $24.8 million net operating loss carryforward that begins to expire in 2030.

As of December 31, 2016 and 2015, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company records interest and penalties as a component of non-interest expense.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

The Company is generally no longer subject to examination by federal or state taxing authorities for tax years prior to 2013.

The Company is required to establish a valuation allowance for deferred tax assets when it is “more likely than not” that some or all of the deferred tax asset will not be realized. The evaluation requires significant judgment and extensive analysis of all available positive and negative evidence, the forecast of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. The Company has determined that a valuation allowance on its deferred tax assets was not required at December 31, 2016 or 2015. In the third quarter of 2015, the Company reversed the valuation allowance that had been previously been established against its net deferred tax assets, resulting in the recognition of a $10.7 million federal income tax benefit in net income. After weighing all available evidence at September 30, 2015, the Company concluded that it was more likely than not that the net deferred tax assets will be realized. The evidence that was considered in the evaluation included, among other things, growth in the Company’s core earnings and improvement in its asset quality metrics over the past seven quarters, current and forecast capital and liquidity positions; internal financial forecasts; and available tax planning strategies.

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

The contractual amount of financing instruments with off-balance sheet risk was as follows at year-end (in thousands).

	2016		2015
	Fixed rate	Variable rate	Fixed rate	Variable rate

Commitments to extend credit	$17,512	$-	$8,124	$2,706
Unused lines of credit and letters of credit	$5,960	$106,707	$11,403	$107,157

Commitments to make loans are generally made for periods of 30 days or less. Maturities for loans subject to these fixed-rate commitments range from up to 1 to 30 years. In the opinion of management, outstanding loan commitments equaled or exceeded prevalent market interest rates at December 31, 2016, such commitments were underwritten in accordance with normal loan underwriting policies, and all disbursements will be funded via normal cash flows from operations and existing excess liquidity.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The Bank met the well-capitalized requirements, as publicly defined, at December 31, 2016.

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

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

Actual and required capital ratios for the Bank are presented below at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be well-capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total risk-based capital	$52,825	13.85%	$30,513	8.0%	$38,141	10.0%
Tier 1 capital	$48,480	12.71%	$22,886	6.0%	$30,515	8.0%
Common equity Tier 1 capital	$48,480	12.71%	$17,164	4.5%	$24,793	6.5%
Leverage	$48,480	8.88%	$21,838	4.0%	$27,297	5.0%

December 31, 2015
Total risk-based capital	$52,500	14.29%	$29,391	8.0%	$36,739	10.0%
Tier 1 capital	$48,167	13.11%	$22,044	6.0%	$29,393	8.0%
Common equity Tier 1 capital	$48,167	13.11%	$16,533	4.5%	$23,881	6.5%
Leverage	$48,167	9.11%	$21,149	4.0%	$26,436	5.0%

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

Banking regulations limit capital distributions by the Bank. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2016, there was $11.7 million available for the declaration of dividends by the Bank.

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
Years ended December 31, 2016 and 2015

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

Commitments to Extend Credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At December 31, 2016 and December 31, 2015, the fair value of loan commitments was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments are as follows (in thousands):

	December 31, 2016
	Carrying amount	Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$25,094	$25,094	$25,094	$-	$-
Securities available-for-sale	90,730	90,730	482	90,248	-
Loans (net of allowance)	383,973	387,303	-	-	387,303
FHLB stock	3,250	3,250	-	3,250	-
Accrued interest receivable	1,295	1,295	-	-	1,295

Financial liabilities
Non-interest-bearing deposits	$126,392	$126,392	$-	$126,392	$-
Interest-bearing deposits	350,247	350,381	-	350,381	-
Borrowings	2,957	2,957	-	2,957	-
Accrued interest payable	53	53	-	-	53

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at the dates indicated (in thousands):

	December 31, 2016
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$24,532	$-	$24,532	$-
Corporate bonds	2,807	-	2,807	-
State and municipal obligations	22,971	-	22,971	-
Collateralized mortgage obligations	25,531	-	25,531	-
Mortgage-backed securities	14,407	-	14,407	-
Other equity securities	482	482	-	-
Total	$90,730	$482	$90,248	$-

	December 31, 2015
		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government and agency obligations	$20,842	$-	$20,842	$-
Corporate bonds	3,727	-	3,727	-
State and municipal obligations	22,261	-	22,261	-
Collateralized mortgage obligations	22,801	-	22,801	-
Mortgage-backed securities	18,166	-	18,166	-
Total	$87,797	$-	$87,797	$-

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired loans

At December 31, 2016 and December 31, 2015, impaired loans consisted primarily of loans secured by commercial real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.

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

	December 31, 2016
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,910	$-	$-	$9,910
Real estate owned	68	-	-	68

	December 31, 2015
	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,791	$-	$-	$7,791
Real estate owned	68	-	-	68

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

15. Parent Company Financial Information

Condensed financial information of DCB Financial Corp for the years ended December 31 is as follows:

Condensed Balance Sheets

	2016	2015
Assets
Cash	$830	$935
Investment in subsidiaries	56,934	57,882
Deferred tax asset, net	51	38
Total assets	$57,815	$58,855

Liabilities
Other liabilities	$13	$8

Shareholders’ Equity	57,802	58,847
Total liabilities and shareholders’ equity	$57,815	$58,855

Condensed Statements of Income

	2016	2015
Equity in undistributed net income (loss) of subsidiaries	$(490)	$11,816
Total income (loss)	(490)	11,816
Operating expenses	132	110
Income tax benefit	(7)	(38)
Net income (loss)	$(615)	$11,744

Condensed Statements of Cash Flows

	2016	2015
Cash flows from operating activities
Net income (loss)	$(615)	$11,744
Adjustments to reconcile net (income) loss to cash used in operating activities:
Equity in undistributed net (income) loss of subsidiaries	490	(11,816)
Restricted stock expense	132	110
Net change in other assets and liabilities	(8)	(51)
Net cash used in operating activities	(1)	(13)

Cash flows from investing activities	-	-

Cash flows from financing activities
Repurchase of common stock	(104)	-
Net change in cash	(105)	(13)
Cash at beginning of year	935	948
Cash at end of year	$830	$935

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

16. Details of Operating Expenses

The following table details the composition of occupancy and equipment expenses for the years ended December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Bank maintenance and utilities	$703	$732
Rent expense	504	643
Depreciation and software amortization	1,095	932
Software maintenance	1,140	994
Other	564	611
Total occupancy and equipment expenses	$4,006	$3,912

The following table details the composition of other operating expenses for the years ended December 31, 2016 and 2015:

	2016	2015
	(in thousands)
ATM and debit cards	$686	$697
Telephone	210	220
Loan	634	279
REO expenses	-	11
Other	1,404	1,146
Total other operating expense	$2,934	$2,353

17. Quarterly Financial Data (Unaudited)

The following tables summarize the Company’s quarterly results for the years ended December 31, 2016 and 2015:

	2016
	Fourth	Third	Second	First
	(in thousands, except share and per share data)
Interest income	$4,803	$4,679	$4,638	$4,425
Interest expense	426	425	394	367
Net interest income	4,377	4,254	4,244	4,058
(Recovery of ) provision for loan losses	(250)	-	-	-
Net interest income after (recovery of ) provision for loan losses	4,627	4,254	4,244	4,058
Other non-interest income	1,451	1,718	1,802	1,321
Other non-interest expense	7,057	6,588	5,663	5,358
Income (loss) before income tax expense (benefit)	(979)	(616)	383	21
Income tax expense (benefit)	(343)	(190)	52	(95)
Net income (loss)	$(636)	$(426)	$331	$116

Stock and related per share data
Basic and diluted earnings (loss) per common share	$(0.09)	$(0.06)	$0.04	$0.02
Basic weighted average common shares outstanding	7,199,505	7,339,710	7,346,417	7,311,238
Diluted weighted average common shares outstanding	7,199,505	7,339,710	7,363,802	7,330,881

DCB Financial Corp and Subsidiaries
Notes To Consolidated Financial Statements
Years ended December 31, 2016 and 2015

	2015
	Fourth	Third	Second	First
	(in thousands, except share and per share data)
Interest income	$4,500	$4,469	$4,454	$4,467
Interest expense	298	292	295	285
Net interest income	4,202	4,177	4,159	4,182
(Recovery of ) provision for loan losses	-	(150)	-	150
Net interest income after (recovery of ) provision for loan losses	4,202	4,327	4,159	4,032
Other non-interest income	1,261	1,223	1,180	1,158
Other non-interest expense	5,157	5,150	5,195	4,951
Income before income tax expense (benefit)	306	400	144	239
Income tax expense (benefit)	33	(10,688)	-	-
Net income	$273	$11,088	$144	$239

Stock and related per share data
Basic and diluted earnings per common share	$0.04	$1.52	$0.02	$0.03
Basic weighted average common shares outstanding	7,280,480	7,282,365	7,287,435	7,237,371
Diluted weighted average common shares outstanding	7,297,496	7,302,174	7,303,902	7,253,840

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2016, as required by Section 404 of the Sarbanes Oxley Act of 2002. Management’s assessment is based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and was designed to provide reasonable assurance that the Company maintained effective internal control over financial reporting as of December 31, 2016. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Item 9B.	Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Board of Directors

The Code of Regulations for the Company provides that the directors shall be divided into three classes, as nearly equal in number as possible. Our Board of Directors currently consists of eleven members. The name, age and length of service of each of our members of our Board of Directors are set forth below:

Director(1)	Age	Class	Term Expires	Position(s) Held with The Company	Director Since(2)
Vicki J. Lewis	62	III	2017	Lead Independent Director	1997
Dr. Gerald L. Kremer	58	III	2017	Director	2009
Jerome Harmeyer	77	III	2017	Director	2014(3)
Ronald J. Seiffert	60	III	2017	Chairman, President and Chief Executive Officer	2011
Adam Stevenson	77	I	2018	Director	2001
Mark Shipps	69	I	2018	Director	2009
Michael A. Priest	53	I	2018	Director	2013
Tomislav Mitevski	50	I	2018	Director	2013
Bart E. Johnson	51	II	2019	Director	2010
Donald J. Wolf	72	II	2019	Director	2003
Edward Powers	71	II	2019	Director	1984(4)

(1)	Each director is considered “independent” as that term is defined in NASDAQ Listing Rule 5605, excluding Ronald J. Seiffert, the Chairman, President and CEO of the Company and the Bank.
(2)	Represents the year in which the Director was first elected or appointed to the Board of Directors of the Company or of the Bank.
(3)	Mr. Harmeyer was appointed to the Board of Directors on October 30, 2014. He was previously a member of the Board of Directors from August 15, 2013 to May 30, 2014 and from 1990 to 2009.
(4)	Includes time served as a director of the Bank prior to the organization of the Company in 1997.

The principal occupation and business experience of each director are set forth below:

Vicki J. Lewis was appointed Lead Independent Director of the Company in February 2016. Previously, she was Chair of the Board of Directors of the Company from 2010 to February 2016. Since 2014 she has served as the President and CEO of CRH Health Care, Inc., a hospital system. From 2010 to 2014, she was the President responsible for two hospitals in the Aurora Health Care system, an integrated healthcare delivery company. She also served as Vice President, OhioHealth (Grady Memorial and Marion General Hospitals) from 1982 to 2010. Ms. Lewis has a wealth of experience in the executive leadership and operations of acute care hospitals and related entities, including physician practices. Her experience includes the development of medical staff leaders, compliance and policy formation through her decision-making, problem-solving and communication skills. She is a long-time resident of Delaware County. The Board has benefited from Ms. Lewis’s expertise in leadership, business operations and performance improvement.

Dr. Gerald L. Kremer is a Family Physician with OhioHealth and has practiced medicine in Delaware since 1990 and earned his medical degree from The Ohio State University College of Medicine. Through his medical practice, Dr. Kremer has demonstrated excellent communication, leadership and financial skills. He is a volunteer with St. Mary Catholic Church. His civic involvement and his professional relationships are valuable assets to the Board.

Jerome Harmeyer is President of Liberty Casting Company, which operates five foundries in Ohio, Indiana and Pennsylvania. The Board benefits from Mr. Harmeyer’s strong business experience and his significant knowledge of the Company from his prior service on the Company’s board.

Ronald J. Seiffert has served as President and CEO of the Company and the Bank since September 2011, and as Chairman of the Company and the Bank since February 2016. He was the Interim President, Chief Financial Officer and Vice President of University Resources, Ohio Dominican University from 2005 until 2010. Prior to his service with the University, Mr. Seiffert was the Vice Chairman of Huntington Bancshares and Executive Vice President of J.P. Morgan Chase. Mr. Seiffert provides the Board with the benefit of 30 years of banking and leadership experience in every major line of banking.

Adam Stevenson is the retired Director of Manufacturing of the Delaware Plant of PPG Industries, a multi-national company that specializes in coatings. Through his work experience, Mr. Stevenson has demonstrated excellent leadership and financial skills. Mr. Stevenson’s particular expertise in the manufacturing field, management experience and professional relationships are valuable assets to the Board of Directors.

Mark Shipps is the retired former Vice President for University Relations and Special Assistant to the President of Ohio Wesleyan University in Delaware, Ohio. He continues to serve Ohio Wesleyan in numerous volunteer roles. Prior to Ohio Wesleyan, Mr. Shipps was the President and a founding member of the American Environmental Group, Ltd., a diversified environmental and energy services company. He continues to serve American Environmental Group in a limited consulting role. The Board of Directors has benefited from Mr. Shipps’ expertise in strategic planning and small business leadership.

Michael A. Priest is the President of JMAC, Inc. and the Columbus Blue Jackets professional hockey club. As the President of JMAC, Inc., Mr. Priest oversees all of the financial, investment and philanthropic activities of the McConnell Family. In his role with the Columbus Blue Jackets, Mr. Priest oversees all aspects of the franchise operations and serves as the Alternate Governor for the club on all National Hockey League-related matters. Mr. Priest is a non-practicing Certified Public Accountant, serves on the Executive Committee of the Greater Columbus Sports Commission and the Finance Committee of Experience Columbus, and is active in numerous charitable activities. The Board of Directors benefits from Mr. Priest’s expertise in management, accounting and investments.

Tomislav Mitevski is the Executive Vice President of DGD Group, Inc., a family owned and closely held private company since 2011. Previously, Mr. Mitevski was an Executive Vice President, Fifth Third Bank from 2001 to 2011. Mr. Mitevski has experience in investment management, commercial banking, corporate finance, private equity and real estate. Mr. Mitevski serves on the boards of Big Brothers/Big Sisters Central Ohio and the American Cancer Society and is active in numerous other organizations. His civic involvement, professional experience and business relationships are valuable assets to the Board.

Bart E. Johnson is the President and CEO of AgriCommunicators, Inc., a multi-channel communications firm specializing in the agricultural community. Mr. Johnson has expertise in marketing and expense control from his association with Agri Communicators, and also his experience in the public sector as a trustee for Concord Township. His background and association with the farm community provides a vital link between the Company and its agricultural related customers.

Donald J. Wolf is a Principal in Maloney + Novotny, LLC, a Certified Public Accounting firm, since January 2014. Previously, he was Chairman of Wolf, Rogers, Dickey & Co., a Certified Public Accounting and business consulting firm for 36 years. Mr. Wolf has expertise in accounting, tax and business management, which provides the Board with expertise in those areas. Mr. Wolf’s professional background allows the Board to designate him as its “audit committee financial expert” as required by the Board’s governance policies, and allows him to Chair the Company’s Audit Committee.

Edward Powers is President of R.B. Powers Company, an awards manufacturing company. Mr. Powers has expertise in business management, expense control and revenue production, developed from his many years in providing oversight to the company. His involvement in the Delaware area community gives him strong insight into the communities in which the Company operates and provides a strong network of contacts.

Information about our Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company and certain executive officers of the Bank other than Mr. Seiffert:

Name	Age	Officer Since	Principal Occupation During the Past Five Years
J. Daniel Mohr	51	2013	Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary of the Company and the Bank; previously Executive Vice President and Chief Financial Officer of Alliance Financial Corporation from 2006 until 2013; served in various executive-level positions with Partners Trust Financial Group, Inc.; served as Senior Auditor with KPMG, LLC in Syracuse, NY.
David R. Archibald	65	2012	Senior Vice President, Retail Banking and Marketing of the Bank; previously Vice President, Ohio Dominican University from 2001 until 2011; served in various commercial banking roles for a combined 23 years at BankOne, SunTrust (Crestar), and Huntington Bancshares.
Daniel M. Roberts	52	2012	Senior Vice President and Chief Credit Officer of the Bank; previously Senior Lending Officer, Putnam County Bank from 2002 to 2012.
Roger A. Lossing	62	2012	Senior Vice President Wealth Management of the Bank since 2012; previously Senior Trust Officer in the Wealth Management/Trust Services Division of PNC Bank from 2003 to 2012; served as a financial advisor for several other institutions between 1977 and 2003, including JP Morgan Chase, Ernst & Young LLP, Smith Barney and Deloitte.

Audit Committee

The Board of Directors maintains an Audit Committee, which is comprised of Messrs. Wolf (Chair), Powers, and Kremer and Ms. Lewis. The Audit Committee selects and engages the Company’s independent registered public accounting firm. The Audit Committee reviews with the Company’s independent registered public accounting firm, the audit plan, the scope and results of their audit engagement and the accompanying management letter, if any; reviews the scope and results of the Company’s internal auditing procedures; consults with the Company’s independent registered public accounting firm and management with regard to the Company’s accounting methods and the adequacy of its internal accounting controls; approves professional services provided by the independent registered public accounting firm; reviews the independence of the independent registered public accounting firm, and reviews the range of the independent registered public accounting firm’s audit and non-audit fees. The Audit Committee also has been charged with the enforcement of the Code of Ethics and Business Conduct adopted by the Company’s Board of Directors, as discussed below. The Audit Committee met five times during 2016. The Board of Directors has determined that Donald J. Wolf, a certified public accountant and one of the members of the Audit Committee, is an “audit committee financial expert” as defined under the regulations of the Securities and Exchange Commission. Mr. Wolf and all of the other members of the Audit Committee have been determined by the Board of Directors to be “independent” under the listing standards adopted by the NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and more than ten percent shareholders (“Insiders”) to file with the Securities and Exchange Commission and the Company reports of their ownership of the Company’s securities. Based upon written representations and copies of reports furnished to the Company by Insiders, all Section 16 reporting requirements applicable to Insiders during 2016 were satisfied on a timely basis.

Code of Ethics

The Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers, and employees, including its principal executive, principal financial, and principal accounting officers. A copy of the code of ethics will be provided, at no cost, upon written request to the attention of Mr. J. Daniel Mohr, Executive Vice President and Chief Financial Officer, at our main office, 110 Riverbend Avenue Lewis Center, Ohio 43035. In addition, a copy of the Code of Ethics and Business Conduct is posted on our website at http://www.dcbfinancialcorp.com. In the event we make any amendment to, or grant any waiver of, a provision of the Code of Ethics and Business Conduct that applies to the principal executive officer, a principal financial officer, principal accounting officer, or controller, or persons performing similar functions that require disclosure under applicable SEC rules, we intend to disclose such amendment or waiver, the reasons for it, and the nature of any waiver, the name of the person to whom it was granted, and the date, on our internet website.

Item 11. Executive Compensation

The Compensation Committee has developed a compensation philosophy that it believes best supports the Company’s strategies and goals consistent with safe and sound operations and does not incent inappropriate or excessive risk. Ultimately, the goal of the compensation program is to align the executive officers’ financial interest with those of the shareholders in order to create shareholder value through the execution of our long-term strategies consistent with the foregoing philosophy.

The objectives of the Company’s executive compensation program are to:

•	support the achievement of desired goals of the Company;

•	provide compensation that will attract and retain superior talent and reward performance;

•	align the executive officers’ interests with those of shareholders by placing a significant portion of pay at risk, with payout dependent upon corporate performance, both on a short-term and long-term basis; and

•	provide a flexible compensation program that appropriately reflects and rewards under changing business conditions and priorities consistent with the stated philosophy.

The executive compensation program goal is to provide an overall level of compensation opportunity that is competitive within the banking industry. Actual compensation levels may be greater or less than average competitive levels in surveyed companies based upon annual and long-term performance of the Company. The Compensation Committee also uses its discretion to set executive compensation based upon individual performance and the ability to influence Company performance.

Compensation Process

The Compensation Committee develops and administers the compensation programs based on the Company’s strategies and financial goals developed during the strategic planning and budgeting process. The salaries and other forms of compensation are based upon the Company’s review of compensation levels for management performing similar functions at other banking companies of similar size and operations. The Compensation Committee also analyzes the risks associated with various compensation and incentive plans and evaluates those risks in terms of overall strategic goals and expected results.

The performance of the Company for the purpose of determining the discretionary annual bonuses to be paid to the executive officers, including the Chief Executive Officer, is generally based on earnings per share, the efficiency ratio (net interest income plus non-interest income divided by non-interest expense), analysis of credit quality, net interest margin, and rates of return. The Compensation Committee also uses its discretion to set executive compensation based upon individual performance and the ability to influence Company performance.

Executive Officer Compensation Program

The Company’s executive officer compensation program is comprised of base salary, discretionary annual incentive compensation, and long-term incentive compensation in the form of options, restricted stock, a deferred compensation program and various benefits. The make-up of these forms of compensation is based on third-party surveys and analysis, as well as comparison to banking institutions of similar size and complexity of operation. The executive officer compensation program is evaluated by the Compensation Committee to determine the appropriateness of the various components of the program in relation to the total compensation.

In respect to the limits on deductibility for federal income tax purposes of compensation paid an executive officer in excess of $1 million, the Company intends to strive to structure components of its executive compensation to achieve maximum deductibility, while at the same time considering the goals of its executive compensation philosophy.

Base Salary

Base salary levels for the Company’s executive officers are set relative to companies in the banking industry of similar size and complexity of operations, as described above. In determining base salaries, the Compensation Committee also takes into account individual experience and performance, Company performance, and specific issues particular to the Company.

Discretionary Annual Incentive Compensation

The purpose of the Company’s annual incentive compensation program is to provide direct financial incentives in the form of an annual cash bonus and Company shares to executives who achieve the Company’s annual goals. The Compensation Committee recommended, and the Board of Directors selected, return on equity, earnings per share, and the level of non-performing loans of the Company as the measurements of the Company’s performance, with a threshold goal set for each performance measure for determining bonus opportunities for executive officers. Company performance exceeding the threshold produces a ratable increase in the bonus amount based upon that particular performance measure. Individual goals are also established for each executive officer; however, each executive officer’s bonus opportunity is determined by weighting individual and company goals. The amount distributed to each participant is based on his or her base salary and is weighted to reflect each participant’s ability to affect the performance of the Company. Incentive compensation plans are analyzed to assure consistency with the Compensation Committee’s underlying compensation philosophy. Notwithstanding the achievement of any of the performance goals by any executive officer of the Company, any award under the annual incentive compensation program is completely discretionary in the judgment of the Compensation Committee.

Long-Term Incentives

Restricted Stock Plan

Restricted stock awarded under the Company’s 2014 Restricted Stock Plan constituted the Company’s long-term incentive plan for executive officers during 2016. The objectives of the restricted stock awards are to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and shareholder return, and to enable executives to develop and maintain a long-term ownership position in the Company’s common shares.

The Compensation Committee administers the 2014 Restricted Stock Plan and has the authority to grant awards of restricted stock and determine terms and conditions of such awards. The restricted stock awards will typically vest over five years, unless the Compensation Committee determines otherwise and specifies such in the award notice.

Deferred Compensation Plan

Under the terms of the Company’s Deferred Compensation Plan, executive officers and other senior managers selected by the Compensation Committee may elect to defer the receipt of up to 80% of base salary and 100% of annual bonus amounts. The Deferred Compensation Plan also provides that in the Board’s discretion, the Company may contribute annually an additional amount to the participant’s deferral account, targeted at up to 10% of the participant’s base salary, but which may be greater or less than the targeted 10%, at the Board’s discretion.

Benefits

The Company provides medical and other employee benefits to its executive officers. These benefits are generally available to all full time employees of the Company, and are provided at similar cost structures.

Summary Compensation Table

The following table sets forth the compensation for those persons who served as the Company’s Chief Executive Officer and the two other highest paid executive officers during 2016 (“Named Executive Officers”).

2016 Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Non-Equity Incentive Plan Compensation ($)	Stock(3) Awards ($)	All Other(4) Compensation ($)	Total ($)
Ronald J. Seiffert	2016	$282,869	$100,000	$-	$125,003	$41,482	$549,354
Chairman, President and Chief Executive Officer	2015	$265,277	$100,000	$-	$90,002	$46,480	$501,759

J. Daniel Mohr	2016	$197,647	$49,800	$-	$66,366	$26,365	$340,178
Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary	2015	$188,914	$47,406	$-	$46,253	$31,415	$313,988

Daniel Roberts	2016	$177,754	$35,700	$-	$52,007	$17,828	$283,289
Senior Vice President/Chief Credit Officer	2015	$172,702	$34,671	$-	$33,828	$21,298	$262,499

(1)	Salary amounts for Mr. Seiffert include $26,100 and $22,200 paid to Mr. Seiffert in 2016 and 2015, respectively, for his membership as a director on the Company’s board and certain board committees.
(2)	Amounts reported for 2015 were earned in 2015 and paid in March 2016. Amounts reported for 2016 were earned in 2016 and paid in December 2016.
(3)	The amounts reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. The restricted stock awards granted for fiscal year ending December 31, 2016, were issued as of February 25, 2016, and the per share fair market value was $6.95. Assumptions used in the calculation of these amounts are materially consistent with those that are included in footnote 10 to the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K.
(4)	The amounts shown in this column for the most recently completed fiscal year were derived from the following: (a) Company portion of health and dental insurance: Mr. Seiffert $20,378, Mr. Mohr $20,744, and Mr. Roberts $11,331, (b) 401k employer matching contributions: Mr. Seiffert $7,703, Mr. Mohr $4,420 and Mr. Roberts $5,329, (c) the economic benefit of life insurance coverage of $622 for Messrs. Seiffert, Mohr and Roberts, (d) auto reimbursement of $7,200 for Mr. Seiffert, and (e) Company stock purchase match in the amount of $4,997 for Mr. Seiffert.

Employment Agreements

On August 11, 2014, the Bank and the Company entered into an employment agreement with each of Mr. Seiffert, the current Chairman, President and Chief Executive Officer of the Bank and the Company (the “Seiffert Employment Agreement”), and J. Daniel Mohr, Executive Vice President and Chief Financial Officer of the Bank and the Company (the “Mohr Employment Agreement”). These employment agreements superseded and replaced any existing employment or change of control agreements with these executives. A summary of the Seiffert Employment Agreement and the Mohr Employment Agreement follows below.

Both of the Seiffert Employment Agreement and the Mohr Employment Agreement were effective as of August 11, 2014, and had an initial term ending on December 31, 2015, and have both automatically extended to December 31, 2017 pursuant to their terms. Thereafter, both the Seiffert Employment Agreement and the Mohr Employment Agreement will continue to automatically extend for successive two year terms, unless previously terminated, or unless either the Company or the executive provides timely written notice that the term will not be extended.

Mr. Seiffert will receive a base annual salary of $225,000 and Mr. Mohr will receive a base annual salary of $185,000, both of which are subject to adjustment by the Board, but can only be decreased due to poor performance of the executive or poor Company performance. In addition to the base annual salary, both the Seiffert Employment Agreement and the Mohr Employment Agreement provide for, among other things, participation in incentive programs and other employee benefit plans and other fringe benefits applicable to executive employees.

The Seiffert Employment Agreement and the Mohr Employment Agreement also provide for a clawback of any incentive paid to, credit to an account on behalf of, or vested to the executive within the prior twenty-four (24) months under certain circumstances if it is later determined that the incentive is directly attributable to materially misleading financial statements. In addition, the executives have agreed not to compete with the Company and the Bank for a period of one (1) year following termination of employment anywhere in Delaware County, Ohio, or within a five (5) mile radius of any of the Bank’s branches.

Outstanding Equity Awards at Fiscal Year-End

The Compensation Committee attempts to align the financial interests of executive officers with those of the shareholders by providing a long-term incentive plan in the form of restricted share grants. The goals of the program are to create shareholder value through the long-term execution of sound banking strategies that allow for profitable growth.

Outstanding Equity Awards at Fiscal Year End 2016

		Option Awards(1)				Stock Awards
Name	Grant Date	Number of securities underlying unexercised options - exercisable	Number of securities underlying unexercised options - unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested ($)(2)
Ronald J. Seiffert	12/23/14					5,951	(3)	$110,391
	3/26/15					9,863	(4)	$182,959
	2/25/16					17,985	(5)	$333,622

J. Daniel Mohr	10/28/13					652	(6)	$12,095
	3/26/15					5,069	(4)	$94,030
	2/25/16					9,549	(5)	$177,134

Daniel M. Roberts	12/21/2012	733	734	$4.50	12/21/2022	-		-
	3/30/12					426	(6)	$7,902
	3/26/15					3,707	(4)	$68,765
	2/25/16					7,483	(5)	$138,810

(1)	Options are incentive stock options, granted under the Company’s 2004 Long-Term Stock Incentive Plan, which vest ratably over a 5-year period. Options have an exercise price equal to the fair market value of the underlying shares on the date of grant. The terms of the Company’s 2004 Long-Term Stock Incentive Plan provide that all options become exercisable in full in the event of a change in control as defined in the 2004 Long-Term Stock Incentive Plan.
(2)	Market value is calculated on the basis of $18.55 per share, which was the closing price for our common shares on December 31, 2016.
(3)	Restricted shares acquired pursuant to the Company’s option exchange offer that vest annually in 20% increments beginning on December 23, 2015.
(4)	Restricted share awards granted under the 2014 Restricted Stock Plan that vest annually in 20% increments beginning on March 26, 2016.
(5)	Restricted share awards granted under the 2014 Restricted Stock Plan that vest annually in 20% increments beginning on February 25, 2017.
(6)	For Messrs. Mohr and Roberts, their 652 and 426 shares, respectively, will vest ratably on an annual basis on each anniversary of the grant date through 2018 and 2017, respectively.

Non-Qualified Deferred Compensation

In 2004, the Company established The Delaware County Bank and Trust Company Executive Deferred Compensation Plan, as amended on December 20, 2007 and December 17, 2008 (the “Deferred Compensation Plan”). Under the terms of the Deferred Compensation Plan, executive officers and other senior managers selected by the Compensation Committee of the Board of Directors may elect to defer the receipt of up to 80% of base salary and 100% of annual bonus amounts. The Deferred Compensation Plan also provides that in the Board’s discretion, the Bank may contribute annually an additional amount to the participant’s deferral account, targeted at up to 10% of the participant’s base salary, but which may be more or less in the Board’s discretion. Participants direct the investment of their deferrals into various investment options offered by the Deferred Compensation Plan. For 2016, the Board of Directors elected not to make a contribution to the Deferred Compensation Plan.

Amounts deferred by the participant vest immediately. Contributions made by the Bank to the participant’s deferral account vest based on the participant’s years of service with the Bank with 75% vested after 5 years of service, 80% vested after 6 years of service, 85% vested after 7 years of service, 90% vested after 8 years of service, 95% vested after 9 years of service and 100% vested after 10 years of service. All Bank contributions vest for each participant employed by the Bank at age 62, regardless of the vesting schedule. Interest is credited annually to each participant’s account, computed at the Bank’s one-year certificate of deposit rate in effect on January 1st every year and paid on the balance of the participant’s deferred account at the end of the year.

Each participant is entitled to withdraw the balance of his or her account upon retirement after reaching age 62. Upon termination of employment prior to age 62 for any reason other than termination for “cause,” or involuntary termination following a change in control of the Company, the participant is entitled to withdraw the vested portion of his or her deferral account. Upon termination of employment due to the participant’s disability, the participant is entitled to withdraw the vested portion of his or her deferral account. Upon termination of employment because of death, the participant’s beneficiary is entitled to withdraw the vested portion of the participant’s deferral account. Upon “involuntary” termination within 12 months following a change in control of the Company, including a reduction in base salary or material reduction in benefits, the participant may withdraw the balance of his or her deferral account, providing that to the extent any benefit would create an excise tax under the excess parachute rules of Section 280G of the Internal Revenue Code, the benefit paid under the Deferred Compensation Plan will be reduced so as not to be an “excess parachute payment” as defined by Section 280G. Upon “Termination for Cause” as defined in the Plan, the participant will not be entitled to withdraw any amount in excess of the participant’s deferrals.

Participants may elect to make withdrawals from their deferral accounts in either a lump sum or in equal monthly installments over a period not to exceed 10 years. If a participant dies while employed by the Bank, the participant’s beneficiary receives a lump sum payment of the participant’s vested deferred account within 30 days of the participant’s death.

Amounts in participant deferral accounts are unsecured obligation of the Bank. The Bank may amend or terminate the Deferred Compensation Plan at any time at the discretion of the Board of Directors. No amendment may decrease the value of any participant’s vested deferral account balance. Upon termination of the Deferred Compensation Plan, all vested deferred account balances will be paid in a lump sum distribution regardless of any contrary participant election.

Severance and Change of Control Payments

Severance and Change of Control Payments for Mr. Seiffert and Mr. Mohr

In the event of an involuntary termination without “cause” or a voluntary termination with “good reason,” the Seiffert Employment Agreement and the Mohr Employment Agreement each provide a severance benefit equal to the greater of (i) the unpaid compensation and benefits that would have been paid under the terms of the employment agreement if the executive had remained employed, or (ii) the unpaid compensation and benefits that would have been paid under the terms of the employment agreement (including any accrued bonus) for a period of one year following the termination.

Upon the termination of the executive without cause or the voluntary termination by the executive with good reason within twenty-four (24) months following a “change of control,” the executive will receive a lump sum payment equivalent to a multiple of the average annual cash compensation amount paid to the executive during the three (3) full taxable years preceding the change of control. The multiple is three (3) times such average annual amount in the case of Mr. Seiffert and two (2) times the average annual amount in the case of Mr. Mohr. In addition, under such circumstances, each executive will also receive a lump sum payment equal to a multiple of the Company’s annual cost of providing health, life and long-term disability coverages and other fringe benefits equal to three (3) times such amount in the case of Mr. Seiffert and equal to two (2) times such amount in the case of Mr. Mohr. Further, if there is a change of control, then all forms of equity-based compensation, including unexpired stock options and unvested restricted stock, shall accelerate and become fully vested and, in the case of options, exercisable. In the event that any amounts payable under the Seiffert Employment Agreement or the Mohr Employment Agreement would be nondeductible to the Company or the Bank by reason of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), then such amounts shall be reduced to the extent necessary that such payments will no longer be ineligible for deduction by reason of Section 280G of the Code.

Change of Control Agreement with Mr. Roberts

On August 11, 2014, the Company entered into a change of control agreement with Daniel M. Roberts, Senior Vice President and Chief Credit Officer, who is a Named Executive Officer of the Company. The following description of the change of control agreement is a summary of its material terms.

Under the change of control agreement, upon the termination of Mr. Roberts’s employment other than for “cause” or voluntary termination by Mr. Roberts as a result of a “constructive termination,” Mr. Roberts will receive a lump sum payment equivalent to 100% of his annual base salary in effect at the date of termination. In addition, all of Mr. Roberts’s unvested stock options and restricted stock shall accelerate and become fully vested and, in the case of options, fully exercisable. Further, Mr. Roberts shall be entitled to be reimbursed for his share of COBRA premiums for health care coverage until the earlier of (i) the date that he is no longer eligible to receive continuation coverage pursuant to COBRA, (ii) twenty-four (24) months following termination of his employment, or (iii) such shorter period of time until he obtains new employment offering health insurance coverage. In the event that any amounts payable under the change of control agreement would be nondeductible to the Company or the Bank by reason of Section 280G of the Code, then such amounts shall be reduced to the extent necessary that such payments will no longer be ineligible for deduction by reason of Section 280G of the Code.

2014 Restricted Stock Plan

On October 30, 2014, the Company and its shareholders adopted the 2014 Restricted Stock Plan (the “Restricted Stock Plan”). A total of 350,000 shares have been reserved for issuance under the Restricted Stock Plan. The Restricted Stock Plan provides for the award of restricted stock to any director, officer, or employee designated by the Compensation Committee. The Compensation Committee administers the Restricted Stock Plan and has the authority to grant awards of restricted stock and determine terms and conditions of such awards. The restricted stock awards will typically vest over five years, unless the Compensation Committee determines otherwise and specifies such in the award notice.

If a participant ceases to be employed by the Company for any reason or no reason, with or without cause, other than death or disability (as defined in the Restricted Stock Plan), any unvested restricted stock will be forfeited by such participant. In the event of the death or disability of a participant (as defined in the Restricted Stock Plan) or the change of control of the Company (as defined in the Restricted Stock Plan), any unvested restricted stock will become 100% vested.

Director Compensation

In 2016, directors were paid in accordance with the following fee schedule:

	Monthly Retainer	Board Meeting	Governance Committee	Trust Committee	Loan Committee	Audit Committee	Strategic Alternatives Committee	Compensation Committee
Chair	$1,050	$600	$200	$200	$300	$400	$200	$400
Director	$750	$600	$150	$150	$300	$300	$150	$300

In 2017, directors will be paid in accordance with the same fee schedule.

The following table shows the compensation paid to our non-employee directors for 2016. Director compensation paid to Mr. Seiffert is included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Jerome Harmeyer	$16,800	$-	$16,800
Bart Johnson	$23,400	$-	$23,400
Dr. Gerald Kremer	$20,100	$-	$20,100
Vicki J. Lewis	$21,600	$-	$21,600
Tomislav Mitevski	$18,900	$-	$18,900
Edward A. Powers	$25,050	$-	$25,050
Michael Priest	$17,700	$-	$17,700
Mark H. Shipps	$21,750	$-	$21,750
Adam Stevenson	$22,900	$-	$22,900
Donald J. Wolf	$23,200	$-	$23,200

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The table below sets forth additional information as of December 31, 2016, concerning our common shares that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our shareholders and plans or arrangements not submitted to our shareholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	46,161	$6.93	—
Equity compensation plans not approved by security holders	—	—	—
Total	46,161	$6.93	—

(1)	Equity compensation plans approved by shareholders include the Company’s 2004 Long-Term Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth the number and percentage of common shares owned by the directors and named executive officers of the Company, and the directors and executive officers of the Company as a group, each as of March 10, 2017, except as noted below. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o DCB Financial Corp, 110 Riverbend Avenue, Lewis Center, OH 43035.

Each of the persons named in the following table possesses sole voting and investment power, except as otherwise shown in the footnotes to the following table.

	Amount and Nature
Name	of Beneficial Ownership		Percentage(1)
Jerome Harmeyer	204,831	(2)	2.8%
Bart Johnson	38,298	(3)	*
Dr. Gerald L. Kremer	15,189		*
Vicki J. Lewis	54,622	(4)	*
Tomislav Mitevski	555,981	(5)	7.6%
Edward Powers	41,542		*
Michael A. Priest	529,102	(6)	7.2%
Ronald J. Seiffert	145,362	(7)	2.0%
Mark Shipps	47,339		*
Adam Stevenson	20,966	(8)	*
Donald J. Wolf	34,314	(9)	*
J. Daniel Mohr	22,123		*
Daniel M. Roberts	17,563	(10)	*
All directors and executive officers as a group (15 in number)	1,812,334	(10)	24.7%

*Ownership is less than 1%

(1)	Based on 7,332,078 common shares outstanding on March 10, 2017.
(2)	Includes: (i) 82,679 shares owned by a trust for which Mr. Harmeyer and his spouse serve as co-trustees with shared voting and dispositive power, (ii) 59,197 shares owned by a trust for which Mr. Harmeyer and his spouse serve as co-trustees with shared voting and dispositive power, and (iii) 513 shares owned by Mr. Harmeyer’s spouse, of which Mr. Harmeyer has no voting or dispositive power.
(3)	Includes 398 shares owned by children.
(4)	Includes 15,700 shares owned by spouse, of which Ms. Lewis has no voting or dispositive power.
(5)	Includes 526,316 shares owned by DGD Group, Inc., for which Mr. Mitevski is the Executive Vice President.
(6)	Includes 526,316 shares owned by JMAC, Inc., for which Mr. Priest is the President and Director.
(7)	Includes 1,840 shares owned by children.
(8)	Includes 14,718 shares owned jointly with spouse, of which Mr. Stevenson has shared voting and dispositive power.
(9)	Includes 1,141 shares owned by spouse, of which Mr. Wolf has no voting or dispositive power.
(10)	Includes 733 shares that may be acquired upon the exercise of outstanding options.

Security Ownership of Certain 5% Beneficial Owners

We know of no person who was the beneficial owner of more than 5% of our outstanding common shares, except for Messrs. Mitevski and Priest as set forth in the table above, and except as follows:

	Common Shares
Name and Address of Beneficial Owner	Beneficially Owned		Percentage(1)
Context BH Capital Management, LP	654,559	(2)	8.9%
401 City Avenue, Suite 800
Bala Cynwyd, Pennsylvania 19004
JMAC, Inc.	526,316	(3)	7.2%
200 W. Nationwide Blvd.
Columbus, OH 43215
DGD Group, Inc.	526,316	(4)	7.2%
41 S. High Street
Suite 3500
Columbus, OH 43215

(1)	Based on 7,332,078 common shares issued and outstanding as of March 10, 2017.
(2)	Based solely upon information contained in a Schedule 13G/A filed by Context BH Capital Management, LP with the Securities and Exchange Commission on January 23, 2017.
(3)	Based upon information contained in a Schedule 13D filed by JMAC, Inc. and Mr. Priest with the Securities and Exchange Commission on August 12, 2015.
(4)	Based upon information contained in a Schedule 13D filed by DGD Group, Inc. and Mr. Mitevski with the Securities and Exchange Commission on September 24, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

General

Some of the directors and executive officers of the Company, as well as companies with which they are associated and their immediate family members, are customers of, and have had banking transactions with the Bank in the ordinary course of the Bank’s business and the Bank expects to have such ordinary banking transactions with such persons in the future. In the opinion of management of the Company and the Bank, all loans and commitments to lend included in such transactions since January 1, 2016, were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons not related to the Bank and did not involve more than a normal risk of collectability or present other unfavorable features.

Additionally, Adam Hansberry, the Company’s Senior Vice President - Commercial Banking, is the son-in-law of Jerome Harmeyer, a member of the Board of Directors. Mr. Hansberry’s total compensation received from the Company was $207,269 in 2016.

The Board of Directors has considered such transactions in determining that the directors with such transactions, other than Mr. Seiffert, are independent.

Procedure for Review of Related Party Transactions

The procedure for reviewing related party transactions is set forth in writing in the Company’s Code of Ethics and Business Conduct. Under this procedure, the Company and its affiliates may do business and have financial dealings with directors, officers and employees and their respective spouses, family members and associates if:

•	such business or financial dealings involve the Company or the Bank providing banking or financial services to such person in the ordinary course of business upon terms and conditions generally available to the public, to the extent such arrangements are made in compliance with all applicable banking and securities laws and regulations; or

•	the terms and conditions of any material relationship have been presented to and approved by the Audit Committee or the Bank’s board of directors. If any member of the Audit Committee, or any associate or family member of such member, proposes to provide products or services to the Company, he or she shall recuse themselves from the discussion and decision about the appropriateness of such arrangement.

Director Independence

Although the corporate governance requirements set forth in the NASDAQ listing standards are not applicable to the Company because it is not listed on NASDAQ, the Company has elected to implement certain of the corporate governance practices required of NASDAQ-listed companies to encourage appropriate conduct among its directors, officers and employees and to assure that the Company operates in an ethical manner.

The Board of Directors has established Corporate Governance Guidelines for the Company. A copy of the Company’s Corporate Governance Guidelines is available on the Company’s website at www.dcbfinancialcorp.com. Although not required, Messrs. Harmeyer, Johnson, Kremer, Mitevski, Powers, Priest, Seiffert, Shipps, Stevenson, and Wolf, and Ms. Lewis of the Company are currently independent, as defined by NASDAQ listing standards.

Item 14. Principal Accountant Fees and Services

Information Regarding Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2016 and December 31, 2015 by the Company’s principal accounting firm:

	December 31,
	2016	2015
Audit Fees	$166,000	$157,500
Audit-Related Fees	-	-
Tax Fees(1)	17,000	17,000
All Other Fees	-	-
Total Fees	$183,000	$174,500

(1) Includes fees for services related to tax compliance and tax planning.

The Audit Committee is responsible for pre-approving all auditing services and permitted non-audit services to be performed by its independent auditors, except as described below.

The Audit Committee establishes general guidelines for the permissible scope and nature of any permitted non-audit services in connection with its annual review of the audit plan and will review such guidelines with the Board of Directors. Pre-approval may be granted by action of the full Audit Committee or, in the absence of such Audit Committee action, by the Audit Committee Chair whose action shall be considered to be that of the entire Committee. Pre-approval shall not be required for the provision of non-audit services if (1) the aggregate amount of all such non-audit services constitutes no more than 5% of the total revenues paid by the Company to the auditors during the fiscal year in which the non-audit services are provided, (2) such services were not recognized by the Company at the time of engagement to be non-audit services, and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit. No services were provided pursuant to these exceptions in 2016.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	The report of independent registered public accounting firm and consolidated financial statements appearing in Item 8.

(2)	None.

(3)	The exhibits required by this item and item (b) are listed below under the heading “Exhibit Index.”

(b)	The exhibits required by item (a)(3) and this item are listed below under the heading “Exhibit Index.”

(c)	None.

Exhibit Index

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger by and between First Commonwealth Financial Corporation and DCB Financial Corp, dated October 2, 2016 (incorporated herein by reference to Exhibit 2.1 to DCB Financial Corp’s Current Report on Form 8-K filed with the SEC on October 3, 2016)
3.1	Amended and Restated Articles of Incorporation of DCB Financial Corp (incorporated by reference to Registrant’s Registration Statement on Form S-8 dated November 7, 2014, Exhibit 4.1 (File No. 333-199971))
3.2	Amended and Restated Code of Regulations of DCB Financial Corp (incorporated by reference to Registrant’s Registration Statement on Form S-8 dated November 7, 2014, Exhibit 4.2 (File No. 333-199971))
4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 4.1 (File No. 000-22387))
10.1*	Employment agreement with Ronald J. Seiffert (incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2014, Exhibit 4.1 (File No. 000-22387))
10.2*	Employment agreement with Daniel J. Mohr (incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 15, 2014, Exhibit 4.1 (File No. 000-22387))
10.3*	DCB Financial Corp 2004 Long-Term Stock Incentive Plan (incorporated by reference to Appendix D to the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders, as filed with the SEC on Schedule 14A on April 14, 2004) (File No. 000-22387))
10.4*	DCB Financial Corp 2014 Restricted Stock Plan (incorporated by reference to Appendix B of the Registrant’s Proxy Statement for a Special Meeting of Shareholders held October 30, 2014, filed on September 18, 2014))
10.5*	DCB Financial Corp 2014 Restricted Stock Plan Form of Restricted Stock Award Notice (incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 4, 2014, Exhibit 10.1 (File No. 000-22387))
10.6*	The Delaware County Bank & Trust Company Executive Deferred Compensation Plan, with amendments (incorporated by reference to Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2011, Exhibit 10.7 (File No. 000-22387))
10.7*	Form of Change of Control Agreement, dated August 11, 2014 by and between the Bank, the Company and David A. Archibald, Daniel M. Roberts, and Roger A. Lossing (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2014 (File No. 000-22387))
21**	Subsidiaries of DCB Financial Corp
23**	Consent of Plante & Moran PLLC
31.1**	Rule 13a-14 (a) Certifications
31.2**	Rule 13a-14 (a) Certifications
32.1**	Section 1350 Certifications
32.2**	Section 1350 Certifications
101**

The following materials from DCB Financial Corp’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*Compensatory agreement or arrangement.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2017	DCB FINANCIAL CORP

By: /s/ Ronald J. Seiffert	President and Chief Executive Officer
Ronald J. Seiffert	(Principal Executive Officer)

By: /s/ J. Daniel Mohr	Executive Vice President and Chief Financial
J. Daniel Mohr	Officer (Principal Financial and Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 29, 2017 and in the capacities indicated.

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

